Form 10-Q
period 1996-03-31
IPC HOLDINGS LTD
filed 1996-05-13
CIK 909815

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 1996

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

For the transition period from ................. to ...................

Commission file number: 0-27662


                             IPC Holdings, Ltd.
           (Exact name of registrant as specified in its charter)



                     Bermuda                            Not Applicable

          (State or other jurisdiction of             (I.R.S. Employer
           incorporation or organization)            Identification No.)


  American International Building, 29 Richmond Road, Hamilton, HM 08, Bermuda
                    (Address of principal executive offices)


                               (441) 295-2121
            (Registrant's telephone number, including area code)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes .......No...X...


The number of outstanding shares of IPC Holdings, Ltd. common stock, par value U.S. $0.01 per share, as of April 30, 1996 was 25,000,000.

                               Total pages 12

                      Exhibit Index located on page 11

                       PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     IPC HOLDINGS, LTD. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of United States dollars except for per share amounts)


                                                                   As of                 As of
                                                               March 31, 1996      December 31, 1995
                                                                (unaudited)            (audited)
 ASSETS:
 Fixed maturity investments:
    Available for sale, at fair market value (Amortized
    cost 1996: $238,831; 1995: $211,121)                           $230,857              $215,632

    Held to maturity, at amortized cost (Fair market value
    1996: $220,166; 1995: $214,356)                                 221,809               210,341

 Cash and cash equivalents                                            8,713                18,109

 Reinsurance balances receivable (Related party 1996:

    $6,169; 1995: $2,804)                                            50,061                25,451

 Accrued investment income                                           14,122                12,352

 Deferred acquisition costs                                           5,994                 2,441

 Prepaid expenses and other assets                                    2,012                   922

                  Total assets                                     $533,568              $485,248


 LIABILITIES:
 Reserve for losses and loss adjustment expenses                    $25,113               $24,717

 Unearned premiums                                                   57,946                23,971

 Accounts payable and accrued liabilities (Related party
    1996: $973; 1995: $698)                                           1,658                 2,268

                  Total liabilities                                 $84,717               $50,956


 SHAREHOLDERS' EQUITY:
 Share capital (1996: 25,000,000 shares, par value U.S.
    $.01, outstanding; 1995: 1,000 shares, par value U.S.
    $200 outstanding)                                                   250                   200

 Additional paid-in capital                                         299,267               299,317

 Unrealized gain (loss) on investments                               (7,974)                4,511

 Retained earnings                                                  157,308               130,264

                  Total shareholders' equity                        448,851               434,292

                  Total liabilities and shareholders' equity       $533,568              $485,248

        See accompanying notes to consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

(Expressed in thousands of United States dollars except for per share amounts)


                                                                Quarter Ended         Quarter Ended
                                                               March 31, 1996         March 31, 1995
                                                                 (unaudited)           (unaudited)
 REVENUES:

 Premiums written (Related party 1996: $5,925;
    1995: $3,918)                                                    $61,808               $53,570

 Change in unearned premiums                                         (33,975)              (30,302)

 Premiums earned                                                      27,833                23,268

 Net investment income                                                 6,726                 4,987

 Realized capital gains (losses), net                                  3,503                   545

                  Total revenues                                      38,062                28,800

 EXPENSES:
 Losses and loss adjustment expenses                                   6,634                13,874

 Acquisition costs (Related party 1996: $558;
    1995: $388)                                                        2,657                 2,346

 General and administrative expenses (Related party
    1996: $1,540; 1995: $1,339)                                        2,202                 2,253

 Exchange (gain) loss, net                                              (475)               (1,595)

                  Total expenses                                      11,018                16,878

 Net income                                                          $27,044               $11,922

 Net income per common share                                           $1.03                 $0.47<F1>

 Weighted average number of common shares                         26,140,361          25,165,504<F1>


<F1>
Pro Forma


        See accompanying notes to consolidated financial statements

                     IPC HOLDINGS, LTD. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

             (Expressed in thousands of United States dollars)


                                                                  Quarter Ended            Quarter Ended
                                                                  March 31, 1996           March 31, 1995
                                                                   (unaudited)              (unaudited)
 CASHFLOWS FROM OPERATING ACTIVITIES:
 Net income                                                           $27,044                   $11,922

 Adjustments to reconcile net income to cash provided
    by operating activities:
    Amortization of investment premium, net                               944                     1,250

    Realized capital (gains) losses, net                               (3,503)                     (545)

    Changes in, net:
       Reinsurance balances receivable                                (24,610)                  (23,340)

       Accrued investment income                                       (1,770)                     (238)

       Deferred acquisition costs                                      (3,553)                   (3,250)

       Prepaid expenses and other assets                               (1,090)                       81

       Reserve for losses and loss adjustment expenses                    396                    10,850

       Unearned premiums                                               33,975                    30,832

       Accounts payable and accrued liabilities                          (610)                      978

                                                                       27,223                    28,540

 CASHFLOWS FROM INVESTING ACTIVITIES:
 Purchases of fixed maturity investments:
    Available for sale                                               (242,246)                  (29,972)

    Held to maturity                                                  (16,059)                  (19,950)

 Proceeds from sales of fixed maturity investments:
    Available for sale                                                217,686                    16,680

    Held to maturity                                                        0                         0

 Proceeds from maturities of fixed maturity investments:
    Available for sale                                                      0                         0

    Held to maturity                                                    4,000                     8,000

                                                                      (36,619)                  (25,242)

 Net increase (decrease) in cash and cash equivalents                  (9,396)                    3,298

 Cash and cash equivalents at beginning of period                      18,109                    17,772

 Cash and cash equivalents at end of period                            $8,713                   $21,070


        See accompanying notes to consolidated financial statements

                      IPC HOLDINGS, LTD. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars except for per share amounts)
                                (unaudited)




1.     GENERAL:

  The consolidated interim financial statements presented herein have been prepared on the basis of United States generally accepted accounting principles ("GAAP") and include the accounts of IPC Holdings, Ltd. (the "Company") and its wholly owned subsidiary, International Property Catastrophe Reinsurance Company, Ltd. ("IPC Re" and, together with the Company, "IPC"). In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three month periods ended March 31, 1996 and 1995, the balance sheet at March 31, 1996 and the cashflows for the three month periods ended March 31, 1996 and 1995. These interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1995. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.     CAPITAL:

  On March 13, 1996, the Company completed an initial public offering in which 13,521,739 common shares held by existing shareholders were sold. Proceeds to selling shareholders were $281,590 which represented a price of $20.825 per share. The Company did not receive any of the proceeds from the sale of shares, but did pay certain expenses related to the offering. Immediately prior to the offering the Company's share capital consisted of 1,000 common shares, par value $200 per share, all of which were outstanding. Subsequent to the offering the Company's share capital consists of: (i) 75,000,000 common shares, par value $0.01 per share, of which 25,000,000 are outstanding and (ii) 25,000,000 preferred shares, par value $0.01 per share, of which none are outstanding.

3.     DIVIDENDS:

  On April 18, 1996 the Directors approved the payment of a dividend of $0.2875 per share on June 27, 1996 to shareholders of record on June 11, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, Quarters Ended March 31, 1996 and 1995

  In the quarters ended March 31, 1996 and 1995 IPC wrote premiums of $61.8 million and $53.6 million, respectively, an increase of 15% including reinstatement premiums of $2.5 million and $1.6 million, respectively. Premiums written increased as a result of new business from both new and existing clients although the increase was offset to some extent by rate reductions, generally in the range of 10%. Premiums earned in the three months ended March 31, 1996 and 1995 were $27.8 million and $23.3 million respectively, an increase of 19%.

  Losses and loss adjustment expenses incurred during the first quarter of 1996 were $6.6 million compared to $13.9 million in the corresponding period in 1995, which included the earthquake in Kobe, Japan. While there were no major catastrophes during the first quarter of 1996, there was a significant amount of loss activity in what turned out to be the third highest first quarter ever in terms of loss activity in the United States. IPC's loss ratio (the ratio of losses and loss adjustment expenses to premiums earned) decreased from 59.6% in the first quarter of 1995 to 23.8% in the first quarter of 1996. IPC's business is the reinsurance of man-made and natural disasters and its loss experience will generally include infrequent events of great severity. Hence there is the potential for great volatility in losses incurred in any period with a corresponding impact on net income and shareholders' equity.

  Acquisition costs, which consist primarily of commissions and brokerage fees paid to intermediaries for the production of business and excise taxes, were $2.7 million in the first quarter of 1996, after deferring those costs relating to unearned premiums, compared to $2.3 million in the first quarter of 1995. General and administrative expenses were $2.2 million, a small decrease from the $2.3 million reported for the first quarter of 1995. General and administrative expenses in the first quarter of 1996 included $0.4 million relating to the Company's initial public offering. The Company's expense ratio (the ratio of acquisition costs and general and administrative expenses to premiums earned) was 17.5% in the first quarter of 1996 compared to 19.8% in the first quarter of 1995.

  Net investment income was $6.7 million in the first quarter of 1996, an increase of $1.7 million or 34% from the $5.0 million reported in the corresponding period in 1995. This increase resulted from a higher investment yield, 5.9% in the first quarter of 1996 compared to 5.3% in the first quarter of 1995, and an average investment base which was 21% higher in the first quarter of 1996 compared to the same period in 1995.

  Net income for the first three months of 1996 was $27.0 million, an increase of 127% over the $11.9 million reported in the corresponding period in 1995. Excluding the effects of realized gains arising from the sale of investments, net operating income was $23.5 million, an increase of 107% over the corresponding period in 1995.

Liquidity and Capital Resources

  Cashflows from operating activities in the first quarter of 1996 were $27.2 million compared to $28.5 million in the first quarter of 1995. This 5% reduction reflects higher loss payments and earlier settlement of certain expenses in the first quarter of 1996 compared to the first quarter of 1995.

  Net cashflows used in investing activities in the first quarter of 1996 were $36.6 million. Cash and cash equivalents were reduced by $9.4 million in the quarter leaving a balance of $8.7 million at March 31, 1996. At March 31, 1996, 7% of IPC's fixed income portfolio was held in United States Treasury notes and a further 63% in securities rated AAA.

  On March 13, 1996, the Company completed an initial public offering in which 13,521,739 common shares held by existing shareholders were sold. Proceeds to selling shareholders were $281.6 million which represented a price of $20.825 per share. The Company did not receive any of the proceeds from the sale of shares, but did pay certain expenses related to the offering. Immediately prior to the offering the Company's share capital consisted of 1,000 common shares, par value $200 per share, all of which were outstanding. Subsequent to the offering the Company's share capital consists of: (i) 75,000,000 common shares, par value $0.01 per share, of which 25,000,000 are outstanding and (ii) 25,000,000 preferred shares, par value $0.01 per share, of which none are outstanding.

                         PART II. OTHER INFORMATION


Item 2.    Submission of Matters to a Vote of Security-Holders

  On February 15, 1996, the shareholders of the Company passed a unanimous written resolution pursuant to which they (i) amended the Bye-laws of the Company to, among other things, provide for an expanded Board of Directors, (ii) accepted the resignation of each of the then current members of the Board of Directors and (iii) elected the following persons as directors of the Company to serve until the next annual general meeting of the Company:

           1. Joseph C.H. Johnson
           2. Michael L. Bouris
           3. John P. Dowling
           4. Ron Hiram
           5. Dr. the Honorable Clarence James
           6. Frank Mutch
           7. John T. Schmidt

  On February 15, 1996, the annual general meeting of the shareholders of the Company was held. At the meeting shareholders were asked to vote upon resolutions (i) electing the persons listed in the preceding paragraph as directors of the Company to serve until the 1997 annual general meeting of the Company; (ii) approving, contingent upon consummation of the Company's initial public offering, (a) the conversion of each existing voting and non-voting share of the Company into 25,000 common shares (the "Exchange"), (b) restated Bye-laws of the Company, (c) an amended and restated option agreement (the "AIG Option") between the Company and American International Group, Inc. ("AIG"), and
  (d) a registration rights agreement between the Company and its existing shareholders; (iii) approving an amended and restated administrative services agreement among the Company, IPC Re and American International Company Limited ("AICL"); (iv) approving the Company's Stock Option Plan and initial grants thereunder; (v) reserving for issuance common shares to be issued under the AIG Option and the Stock Option Plan; (vi) establishing the compensation of the Company's directors; (vii) approving the minutes of meetings of the Company's shareholders on July 24, 1995 and December 20, 1995; (viii) approving the Company's financial statements as of and for the year ended December 31, 1995;
  (ix) appointing Arthur Andersen & Co. as auditors of the Company for the fiscal year ending December 31, 1996; and (x) approving actions taken by the officers and directors of the Company on behalf of the Company since the 1995 annual general meeting of shareholders. All resolutions were passed by the following vote of shareholders: For - 659; Against - None; Abstentions - 50. These numbers do not reflect the Exchange, which occurred on March 13, 1996. No other business was conducted at the meeting.

  The shareholders of the Company passed a unanimous written resolution on March 12, 1996 approving the giving of financial assistance by the Company in connection with the Exchange and the initial public offering.

                         PART II. OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

  (a) Exhibits

  Unless otherwise indicated, exhibits are incorporated herein by reference to the correspondingly numbered exhibits to the Company's Registration Statement on Form S-1 (Registration No. 333-00088).

  Exhibit
  Number   Description

  2.2      Board Resolution Authorizing the Exchange
  3.1      Memorandum of Association of the Company
  3.2      Amended and Restated Bye-laws of the Company
  3.3      Form of Memorandum of Increase of Share Capital
  3.4      Form of Registration Rights Agreement
  4.1      Form of Share Certificate
  10.1A Termination Agreement among the Company and its existing shareholders (including exhibits thereto)
  10.1B    Amendment No. 1 to the Termination Agreement dated as of
           February 15, 1996
  10.2 Form of Amended and Restated Option Agreement to be entered into between the Company and AIG
  10.3     IPC Holdings, Ltd. Stock Option Plan
  10.4     IPC Re Defined Contribution Retirement Plan
  10.5     Amended and Restated Administrative Services Agreement among
           IPC and AICL
  10.6 Investment Management Agreement between IPC Re and AIGIC and addendum thereto
  10.7 Investment Sub-Advisory Agreement between AIGIC and AIGIC (Europe) (formerly known as Dempsey & Company International Limited)
  10.8     Custodial Agreement between AIGTS and IPC Re
  10.9     Retirement Agreement between IPC Re and James P. Bryce
  10.10    Retirement Agreement between IPC Re and Peter J.A. Cozens
  11.1 *   Statement regarding Computation of Per Share Earnings

__________
* Filed herewith

  (b) Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the three months ended March 31, 1996.

                             IPC HOLDINGS, LTD.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    IPC Holdings, Ltd.
                                        (Registrant)




Date   May 13, 1996             /s/ John P. Dowling
                                    John P. Dowling
                                    President and Chief Executive Officer




Date  May 13, 1996              /s/ S. George Cubbon
                                    S. George Cubbon
                                    Vice President (Principal Financial
                                    Officer and Principal Accounting
                                    Officer)

                               EXHIBIT INDEX


Unless otherwise indicated, exhibits are incorporated herein by reference to the correspondingly numbered exhibits to the Company's Registration Statement on Form S-1 (Registration No. 333-00088).

  Exhibit
  Number   Description

  2.2      Board Resolution Authorizing the Exchange
  3.1      Memorandum of Association of the Company
  3.2      Amended and Restated Bye-laws of the Company
  3.3      Form of Memorandum of Increase of Share Capital
  3.4      Form of Registration Rights Agreement
  4.1      Form of Share Certificate
  10.1A Termination Agreement among the Company and its existing shareholders (including exhibits thereto)
  10.1B    Amendment No. 1 to the Termination Agreement dated as of
           February 15, 1996
  10.2 Form of Amended and Restated Option Agreement to be entered into between the Company and AIG
  10.3     IPC Holdings, Ltd. Stock Option Plan
  10.4     IPC Re Defined Contribution Retirement Plan
  10.5     Amended and Restated Administrative Services Agreement among
           IPC and AICL
  10.6 Investment Management Agreement between IPC Re and AIGIC and addendum thereto
  10.7 Investment Sub-Advisory Agreement between AIGIC and AIGIC (Europe) (formerly known as Dempsey & Company International Limited)
  10.8     Custodial Agreement between AIGTS and IPC Re
  10.9     Retirement Agreement between IPC Re and James P. Bryce
  10.10    Retirement Agreement between IPC Re and Peter J.A. Cozens
  11.1 *   Statement regarding Computation of Per Share Earnings

_______
* Filed herewith