Form 10-Q
period 1996-06-30
IPC HOLDINGS LTD
filed 1996-08-14
CIK 909815

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 1996

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

For the transition period from ..................... to ......................

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


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ....X.... No .........


The number of outstanding shares of IPC Holdings, Ltd. common stock, par value U.S. $0.01 per share, as of August 13, 1996 was 25,000,000.

                               Total pages 13
                      Exhibit Index located on page 11

                       PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     IPC HOLDINGS, LTD. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of United States dollars except for per share amounts)

                                                              As of                   As of
                                                           June 30, 1996         December 31, 1995
                                                           (unaudited)              (audited)

 ASSETS:

 Fixed maturity investments:
    Available for sale, at fair market value (Amortized
    cost 1996: $245,635; 1995: $211,121) .................   $ 235,059              $ 215,632
    Held to maturity, at amortized cost (Fair market value
    1996: $219,942; 1995: $214,356) ......................     223,941                210,341
 Cash and cash equivalents ...............................      12,426                 18,109
 Reinsurance balances receivable (Related party 1996:
    $3,799; 1995: $2,804) ................................      47,486                 25,451
 Accrued investment income ...............................      12,581                 12,352
 Deferred acquisition costs ..............................       5,064                  2,441
 Prepaid expenses and other assets .......................       1,558                    922

          Total assets ...................................   $ 538,115              $ 485,248

 LIABILITIES:

 Reserve for losses and loss adjustment expenses .........   $  24,583              $  24,717
 Unearned premiums .......................................      48,945                 23,971
 Accounts payable and accrued liabilities (Related party
    1996: $794; 1995: $698) ..............................       2,341                  2,268

          Total liabilities ..............................   $  75,869              $  50,956

 SHAREHOLDERS' EQUITY:

 Share capital (1996: 25,000,000 shares, par value U.S. ..
    $.01, outstanding; 1995: 1,000 shares, par value U.S.
    $200, outstanding) ...................................         250                    200
 Additional paid in capital ..............................     299,267                 299,317
 Unrealised gain (loss) on investments ...................     (10,576)                  4,511
 Retained earnings .......................................     173,305                 130,264

          Total shareholders' equity .....................     462,246                 434,292

          Total liabilities and shareholders' equity .....   $ 538,115               $ 485,248


     See accompanying Notes to Consolidated Financial Statements

                     IPC HOLDINGS, LTD. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME

(Expressed in thousands of United States dollars except for per share amounts)


                                                                                Quarter Ended                  Six Months Ended
                                                                        June 30, 1996   June 30, 1995   June 30, 1996  June 30, 1995
                                                                         (unaudited)     (unaudited)     (unaudited)    (unaudited)
 REVENUES:

 Premiums written ...............................................   $     18,742    $     19,496    $     80,550    $     73,066
 Change in unearned premiums ....................................          9,001           5,884         (24,974)        (24,418)
 Premiums earned ................................................         27,743          25,380          55,576          48,648
 Net investment income ..........................................          7,146           5,405          13,872          10,392
 Realized capital gains (losses), net ...........................           (875)             66           2,628             611

          Total revenues ........................................         34,014          30,851    $     72,076    $     59,651

 EXPENSES:

 Losses and loss adjustment expenses ............................          3,568           1,976          10,202          15,850
 Acquisition costs ..............................................          3,006           2,533           5,663           4,879
 General and administrative expenses ............................          3,437           1,523           5,639           3,776
 Exchange (gain) loss, net ......................................            822            (281)            347          (1,876)

          Total expenses ........................................         10,833           5,751          21,851          22,629

          Net income ............................................   $     23,181    $     25,100          50,225          37,022

 Net income per common share ....................................   $       0.89    $       0.98    $       1.93     $      1.45<F1>

 Weighed average number of common shares ........................     26,061,236      25,612,245<F1>  26,028,363      25,532,414<F1>

 Dividends Declared per share ...................................   $     0.2875    $       0.00    $     0.2875     $      0.00

    <F1>
    Pro Forma (See Note 4)


     See accompanying Notes to Consolidated Financial Statements

                     IPC HOLDINGS, LTD. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASHFLOWS

             (Expressed in thousands of United States dollars)


                                                                  Six Months Ended        Six Months Ended
                                                                    June 30, 1996           June 30, 1995
                                                                     (unaudited)             (unaudited)

 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                                             $50,225                 $37,022
 Adjustments to reconcile net income to cash provided
    by operating activities:
    Amortization of investment premium, net                               1,791                   2,491
    Realised capital (gains) losses, net                                 (2,628)                   (611)
    Changes in, net:
       Reinsurance balances receivable                                  (22,035)                (26,179)
       Accrued investment income                                           (229)                 (1,629)
       Deferred acquisition costs                                        (2,623)                 (2,730)
       Prepaid expenses and other assets                                   (636)                   (352)
       Reserve for losses and loss adjustment expenses                     (134)                  5,611
       Unearned premiums                                                 24,974                  24,621
       Accounts payable and accrued liabilities                              73                     544
                                                                         48,778                  38,788

 CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchases of fixed maturity investments:
    Available for sale                                                 (274,055)               (118,963)
    Held to maturity                                                    (27,761)                (19,950)
 Proceeds from sales of fixed maturity investments
    Available for sale                                                  241,542                  72,841
    Held to maturity                                                          0                       0
 Proceeds from maturities of fixed maturity investments
    Available for sale                                                        0                  12,000
    Held to maturity                                                     13,000                   8,000
                                                                        (47,274)                (46,072)

 CASH FLOWS FROM FINANCING ACTIVITIES:

 Cash dividends paid to shareholders                                     (7,187)                      0
 Net increase (decrease) in cash and cash equivalents                    (5,683)                 (7,284)
 Cash and cash equivalents at beginning of period                        18,109                  17,772
 Cash and cash equivalents at end of period                             $12,426                 $10,488


     See accompanying Notes to Consolidated Financial Statements

                     IPC HOLDINGS, LTD. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars except for per share amounts)
                                (unaudited)



1. GENERAL:

   The consolidated interim financial statements presented herein have been prepared on the basis of United States generally accepted accounting principles ("GAAP") and include the accounts of IPC Holdings, Ltd. (the "Company") and its wholly owned subsidiary, International Property Catastrophe Reinsurance Company, Ltd. ("IPC Re" and, together with the Company, "IPC"). In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and six month periods ended June 30, 1996 and 1995, the balance sheet at June 30, 1996 and the cash flows for the six month periods ended June 30, 1996 and 1995. These interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1995. The results of operations for any interim period are not necessarily indicative of results for the full year.

2. CAPITAL:

   On March 13, 1996, the Company completed an initial public offering in which 13,521,739 Common Shares held by existing shareholders were sold. Proceeds to selling shareholders were $281,590 which represented a price of $20.825 per share. The Company did not receive any of the proceeds from the sale of shares, but did pay certain expenses related to the offering. Immediately prior to the offering, the Company's share capital consisted of 1,000 common shares, par value $200 per share, all of which were outstanding. Subsequent to the offering the Company's share capital consists of: (i) 75,000,000 Common Shares, par value $0.01 per share, of which 25,000,000 are outstanding and (ii) 25,000,000 preferred shares, par value $0.01 per share, of which none are outstanding.

3. DIVIDENDS:

   On April 18, 1996, the Directors approved the payment of a dividend of $0.2875 per share on June 25, 1996, to shareholders of record on June 11, 1996. This payment, totaling $7,187.5 is reflected in the accompanying financial statements for the six months ended June 30, 1996.

   On July 25, 1996, the Directors approved the payment of a dividend of $0.2875 per share on September 26, 1996, to shareholders of record on September 10, 1996.

     4. NET INCOME PER SHARE:

Net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. For the three months and six months ended June 30, 1995, respectively, net income per share is computed after giving effect to the conversion of each of the previously outstanding voting and non-voting shares of common stock of the Company into 25,000 Common Shares upon consummation of the Company's initial public offering on March 13, 1996 (the "Exchange"). Stock options held by a shareholder of the Company were considered common stock equivalents and were included in the weighted average shares outstanding using the treasury stock method. Stock options granted to employees on February 15, 1996 were also considered common stock equivalents for the purpose of computing net income per share after giving effect to the Exchange.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS, QUARTERS ENDED JUNE 30, 1996 AND 1995

   In the quarters ended June 30, 1996 and 1995, IPC wrote premiums of $18.7 million and $19.5 million, respectively, a reduction of 4%. Although the Company wrote business for new clients and had better signings from existing clients, the increase was more than offset by rate reductions, typically of 10% but as high as 20% in some cases. These decreases were also a result of competitive pressures and the restructuring by certain clients of their reinsurance programs, such as increases in net retention. In addition, premiums on some programs declined due to the effect of changing exchange rates. Premiums earned in the three months ended June 30, 1996 were $27.7 million, compared to $25.4 million in the same period in 1995, an increase of 9%.

   Investment income was $7.1 million in the quarter ended June 30, 1996, compared to $5.4 million for the quarter ended June 30, 1995, an increase of 31.5%. This increase was due to the improved yield of 6.1% compared to 5.5% in the three months to June 30, 1995, as well as the increased average investment base, which was 18.6% higher.

   There was a net realized loss from the sale of investments in the quarter ended June 30, 1996 of $0.9 million, compared to a net gain in the same period of 1995 of $0.1 million. Net realized gains and losses fluctuate from period to period depending on the individual securities sold as recommended by the Company's investment advisor.

   In the three months ended June 30, 1996, incurred losses were $3.6 million, compared to $2.0 million in the corresponding period last year. Accordingly, the Company's loss ratio (the ratio of losses and loss adjustment expenses to premiums earned) was 12.9%, compared to 7.9% in the corresponding period of 1995. Winter snow and hail storms were the major contributors to claims in the second quarter, together with some losses from the aviation portfolio.

   Acquisition costs incurred, which consist primarily of commissions and brokerage fees paid to intermediaries for the production of business were $3.0 million for the quarter ended June 30, 1996, compared to $2.5 million in the same period of 1995. Acquisition costs have increased commensurate to premiums earned. General & Administrative expenses were $3.4 million in the quarter ended June 30, 1996, in comparison to $1.5 million in the corresponding period in 1995. The primary reason for the significant increase was a $1.6 million expense incurred in connection with the Company's unsuccessful bid for Tempest Reinsurance Company Limited ("Tempest"), (another Bermuda-based property catastrophe reinsurance company). The Company's expense ratio (the ratio of acquisition costs plus general and administrative expenses, to premiums earned) was 23.2% for the quarter ended June 30, 1996, compared to 16% for the corresponding period in 1995.

   The following table summarizes the loss ratio, expense ratio and combined ratio for the three months ended June 30, 1996 and 1995, respectively:

                                               Quarter ended:
                                      June 30, 1996     June 30, 1995
   Loss & Loss Expense Ratio              12.9%              7.9%
   Expense Ratio                          23.2%             16.0%
   Combined Ratio                         36.1%             23.9%

   Net income for the three months ended June 30, 1996 was $23.2 million, compared to $25.1 million for the corresponding period in 1995, a decrease of 7.6%. Excluding the effects of realized gains and losses arising from the sale of investments, net operating income was $24.1 million, compared to $25.0 million for the second quarter of 1995, a decrease of 4%.

RESULTS OF OPERATIONS, SIX MONTHS ENDED JUNE 30, 1996 AND 1995

   In the six months ended June 30, 1996 and 1995, IPC wrote premiums of $80.6 million and $73.1 million, respectively, an increase of 10.3%, including reinstatement premiums of $1.6 million and $1.6 million, respectively. Premiums written increased from new clients, and also as a result of new business and larger signings from existing clients, although the increase was offset by rate reductions, generally in the range of 10%, but as high as 20% in some cases. Premiums earned in the six months ended June 30, 1996 and 1995 were $55.6 million and $48.6 million, respectively, an increase of 14.2%.

   Net investment income was $13.9 million in the first half of 1996, an increase of $3.5 million or 33% from the $10.4 million reported in the corresponding period in 1995. This increase resulted from a higher investment yield, 6.1% in the first half of 1996 compared to 5.2% in the first half of 1995, and an average investment base which was 14.6% higher in the first half of 1996 compared to the same period in 1995.

   Net realized gains from the sale of investments were $2.6 million and $0.6 million for the six month periods ended June 30, 1996 and 1995, respectively. Net realized gains and losses fluctuate from period to period, depending on the individual securities sold, as recommended by the Company's investment advisor.

   Losses and loss adjustment expenses incurred during the first six months of 1996 were $10.2 million compared to $15.9 million in the corresponding period in 1995, which included the earthquake in Kobe, Japan. While there were no major catastrophes during the first six months of 1996, there was a significant amount of loss activity, particularly in the United States during this period, which turned out to be the joint-second highest first half ever. IPC's loss ratio decreased from 32.5% in the first six months of 1995 to 18.4% in the first six months of 1996. IPC's business is the reinsurance of man-made and natural disasters and its loss experience will generally include infrequent events of great severity. Hence there is the potential for great volatility in losses incurred in any period with a corresponding impact on net income and shareholders' equity.

   Acquisition costs incurred during the first six months of 1996 were $5.7 million, after deferring those costs relating to unearned premiums, compared to $4.9 million in the first six months of 1995. Acquisition costs have increased commensurate with the increase in earned premiums. General and administrative expenses were $5.6 million, compared to $3.8 million reported for the first six months of 1995. General and administrative expenses included $0.4 million relating to the Company's initial public offering (included in the first quarter of 1996), and $1.6 million for expenses incurred in connection with the bid for Tempest in the second quarter. The Company's expense ratio was 20.3% in the first half of 1996 compared to 17.8% in the first half of 1995.

   The following table summarizes the loss ratio, expense ratio and combined ratio for the six months ended June 30, 1996 and 1995, respectively:

                                             Six months ended:
                                      June 30, 1996     June 30, 1995
   Loss & Loss Expense Ratio              18.4%             32.5%
   Expense Ratio                          20.3%             17.8%
   Combined Ratio                         38.7%             50.3%

   Net income for the first six months of 1996 was $50.2 million, an increase of 35.7% over the $37.0 million reported in the corresponding period in 1995. Excluding the effects of realized gains arising from the sale of investments, net operating income was $47.6 million, an increase of 30.7% over that of the corresponding period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

   Cash flows from operating activities in the first half of 1996 were $48.8 million compared to $38.8 million in the first half of 1995, which represents an increase of 26%.

   Net cash flows used in investing activities in the first half of 1996 were $47.3 million. Cash and cash equivalents were reduced by $5.7 million in the first six months, leaving a balance of $12.4 million at June 30, 1996. At June 30, 1996, 1% of IPC's fixed income portfolio was held in United States Treasury notes and a further 65% in securities rated AAA.

   Immediately prior to the Company's initial public offering on March 13, 1996 the Company's share capital consisted of 1,000 common shares, par value $200 per share, all of which were outstanding. Subsequent to the offering the Company's share capital consists of: (i) 75,000,000 Common Shares, par value $0.01 per share, of which 25,000,000 are outstanding and (ii) 25,000,000 preferred shares, par value $0.01 per share, of which none are outstanding.

                         PART II--OTHER INFORMATION

Item 1.     Legal Proceedings

            NONE

Item 2.     Changes in Securities

            NONE

Item 3.     Defaults upon Senior Securities

            NONE

Item 4.     Submission of Matters to a Vote of Security-Holders

            NONE

   Item 5.     Other Information

   On June 19, 1996, the Board of Tempest announced that it had reached a revised amalgamation agreement with Ace Limited, and terminated discussions with the Company concerning the Company's proposal to acquire Tempest reported on the Company's Form 8-K dated June 4, 1996.

   Item 6.     Exhibits and Reports on Form 8-K

      (a)  Exhibits

      Unless otherwise indicated, exhibits are incorporated by reference to the corresponding numbered exhibits to the Company's Registration Statement on Form S-1 (Registration No. 333-00088).

   Exhibit
   Number     Description

   3.1        Memorandum of Association of the Company
   3.2        Amended and Restated Bye-laws of the Company
   3.3        Form of Memorandum of Increase of Share Capital
   11.1 *     Statement regarding Computation of Per Share Earnings
   27.1 *     Financial Data Schedule

   *  Filed herewith

   (b)   Reports on Form 8-K

Date of Report                           Matter Reported

June 4, 1996              The Company's proposal to the Board of Directors of
                          Tempest to acquire Tempest (reported under Item 5).

                             IPC HOLDINGS, LTD.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    IPC Holdings, Ltd.
                                       (Registrant)



Date August 9, 1996                 /s/ John P. Dowling
     --------------                 --------------------------------------

                                    John P. Dowling
                                    President and Chief Executive Officer



Date August 9, 1996                 /s/ John R. Weale
     --------------                 --------------------------------------
                                    John R. Weale
                                    Vice President and
                                    Chief Financial Officer

                               EXHIBIT INDEX


   Unless otherwise indicated, exhibits are incorporated by reference to the corresponding numbered exhibits to the Company's Registration Statement on Form S-1 (Registration No. 333-00088).

   Exhibit
   Number     Description

   3.1        Memorandum of Association of the Company
   3.2        Amended and Restated Bye-laws of the Company
   3.3        Form of Memorandum of Increase of Share Capital
   11.1 *     Statement regarding Computation of Per Share Earnings
   27.1 *     Financial Data Schedule

   *  Filed herewith

                                                               Exhibit 11.1



                     IPC HOLDINGS, LTD. AND SUBSIDIARY
                 COMPARISON OF NET INCOME PER COMMON SHARE

             (Expressed in thousands of United States dollars)




                                      Six Months to   Six Months to
                                      June 30, 1996   June 30, 1995
                                       (unaudited)     (unaudited)

 Net income                              $50,225          $37,022


 Weighted Average Common
    Shares Outstanding                25,000,000       25,000,000    <F1>

 Dilutive Effect of Share Options      1,028,363          532,414    <F1>


    Total                             26,028,363       25,532,414    <F1>


 Net income per Common Share (Basic)       $2.01            $1.48    <F1>

 Net income per Common Share
                     (Fully Diluted)       $1.93            $1.45    <F1>


 <F1> Pro Forma (See Note 4 to accompanying Consolidated Financial Statements)