Form 10-Q
period 1996-09-30
IPC HOLDINGS LTD
filed 1996-11-07
CIK 909815

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 1996
                                 ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                     EXCHANGE ACT OF 1934

For the transition period from ..................... to ......................

Commission file number:  0-27662

                               IPC Holdings, Ltd.
             (Exact name of registrant as specified in its charter)

                 Bermuda                               Not Applicable
------------------------------------------    ---------------------------------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)               Identification No.)

   American International Building, 29 Richmond Road, Hamilton, HM 08, Bermuda
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (441) 295-2121
                                 --------------
              (Registrant's telephone number, including area code)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ..X..... No .........


The number of outstanding shares of IPC Holdings, Ltd. common stock, par value U.S. $0.01 per share, as of November 7, 1996 was 25,000,000.

                                 Total pages 13
                        Exhibit Index located on page 11

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                        IPC HOLDINGS, LTD. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

 (Expressed in thousands of United States dollars except for per share amounts)
----------------------------------------------------------------------------------------------

                                                               As of               As of
                                                        September 30, 1996   December 31, 1995
                                                        ------------------   -----------------
                                                            (unaudited)          (audited)

ASSETS:

Fixed maturity investments:
   Available for sale, at fair market value (Amortized
   cost 1996: $243,414; 1995: $211,121)                        $235,348              $215,632
   Held to maturity, at amortized cost (Fair market
   value 1996: $226,759; 1995: $214,356)                        229,614               210,341
Cash and cash equivalents                                        32,003                18,109
Reinsurance balances receivable (Related party 1996:
   $3,267; 1995: $2,804)                                         35,711                25,451
Accrued investment income                                        13,162                12,352
Deferred acquisition costs                                        4,205                 2,441
Prepaid expenses and other assets                                 1,992                   922
                                                               --------              --------

        Total assets                                           $552,035              $485,248
                                                               ========              ========

LIABILITIES:

Reserve for losses and loss adjustment expenses                 $31,531               $24,717
Unearned premiums                                                42,529                23,971
Accounts payable and accrued liabilities (Related party
   1996: $864; 1995: $698)                                        1,170                 2,268
                                                                -------              --------

        Total liabilities                                       $75,230               $50,956
                                                                =======               =======


SHAREHOLDERS' EQUITY:

Share capital (1996: 25,000,000 shares, par value U.S.
   $.01, outstanding; 1995: 1,000 shares, par value U.S
   $200, outstanding)                                  .            250                   200
Additional paid in capital                                      299,267               299,317
Unrealised gain (loss) on investments                            (8,066)                4,511
Retained earnings                                               185,354               130,264
                                                                -------               -------

        Total shareholders' equity                              476,805               434,292
                                                                -------               -------

        Total liabilities and shareholders' equity             $552,035              $485,248
                                                               ========              ========



           See accompanying Notes to Consolidated Financial Statements



                       IPC HOLDINGS, LTD. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME

(Expressed in thousands of United States dollars except for per share amounts)

-------------------------------------------------------------------------------


                                                   Quarter Ended                                     Nine Months Ended
                                      September 30, 1996     September 30, 1995         September 30, 1996       September 30, 1995
                                      -----------------      ------------------         ------------------       ------------------
                                        (unaudited)              (unaudited)                (unaudited)               (audited)


REVENUES:

Premiums written                          $22,467                   $20,204                   $103,017                 $93,270
Changed in unearned premiums                6,416                     5,932                    (18,558)                (18,486)
                                          -------                   -------                   --------                --------
Premiums earned                            28,883                    26,136                     84,459                  74,784
Net investment income                       7,414                     6,144                     21,286                  16,536
Realised capital gains (losses), net         (358)                     (484)                     2,270                     127
                                          -------                   -------                   --------                --------

        Total revenues                     35,939                    31,796                    108,015                  91,447
        --------------                    -------                   -------                   --------                --------

EXPENSES:

Losses and loss adjustment expenses        12,086                    17,051                     22,288                  32,901
Acquisition costs                           3,004                     3,092                      8,667                   7,971
General administrative expenses             2,013                     1,401                      7,652                   5,177
Exchange (gain) loss, net                    (405)                      501                        (58)                 (1,375)
                                          -------                    ------                    -------                 -------

        Total expenses                     16,698                    22,045                     38,549                  44,674
        --------------                    -------                    ------                    -------                 -------

        Net income                        $19,241                    $9,751                    $69,466                 $46,773
        ----------                        =======                    ======                    =======                 =======

Net income per common share                 $0.74                    $0.38<F1>                  $2.66                   $1.83<F1>

Weighted average number of common
   shares                              26,011,495                25,660,526<F1>             26,071,231              25,559,016<F1>
Dividends Declared per share              $0.2875                     $0.00                     $0.575                   $0.00

  <F1>
  Pro Forma (See Note 4)



           See accompanying Notes to Consolidated Financial Statements




                        IPC HOLDINGS, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                (Expressed in thousands of United States dollars)

-------------------------------------------------------------------------------


                                                         Nine Months Ended     Nine Months Ended
                                                        September 30, 1996     September 30, 1995
                                                        ------------------     ------------------
                                                            (unaudited)            (audited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                   $69,466                $46,773
Adjustments to reconcile net income to cash provided
   by operating activities:
   Amortization of investment premium, net                     2,650                  3,723
   Realised capital (gains) losses, net                       (2,270)                  (127)
   Changes in, net:
      Reinsurance balances receivable                        (10,260)               (11,928)
      Accrued investment income                                 (810)                   (17)
      Deferred acquisition costs                              (1,764)                (1,357)
      Prepaid expenses and other assets                       (1,070)                  (197)
      Reserve for losses and loss adjustment expenses          6,814                  7,891
      Unearned premiums                                       18,558                 18,486
      Accounts payable and accrued liabilities                (1,098)                    45
                                                             -------                -------
                                                              80,216                 63,292
                                                             -------                -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of fixed maturity investments:
   Available for sale                                       (292,650)              (235,392)
   Held to maturity                                          (34,006)               (38,214)
Proceeds from sales of fixed maturity investments
   Available for sale                                        261,710                196,509
   Held to maturity                                                0                      0
Proceeds from maturities of fixed maturity investments
   Available for sale                                              0                      0
   Held to maturity                                           13,000                  8,000
                                                            --------               --------
                                                             (51,946)               (69,097)
                                                            --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash dividends paid to shareholders                          (14,376)                     0
                                                            --------                -------
Net increase (decrease) in cash and cash equivalents          13,894                 (5,805)
Cash and cash equivalents at beginning of period              18,109                 17,772
                                                            --------                -------
Cash and cash equivalents at end of period                   $32,003                $11,967
                                                            ========                =======



           See accompanying Notes to Consolidated Financial Statements

                        IPC HOLDINGS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Expressed in thousands of United States dollars except for per share amounts)
                                   (unaudited)

--------------------------------------------------------------------------------



1.  GENERAL:

    The consolidated interim financial statements presented herein have been prepared on the basis of United States generally accepted accounting principles ("GAAP") and include the accounts of IPC Holdings, Ltd. (the "Company") and its wholly owned subsidiary, International Property Catastrophe Reinsurance Company, Ltd. ("IPC Re" and, together with the Company, "IPC"). In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and nine month periods ended September 30, 1996 and 1995, the balance sheet at September 30, 1996 and the cash flows for the nine month periods ended September 30, 1996 and 1995. These interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1995. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

3.  DIVIDENDS:

    On April 18, 1996, the Directors approved the payment of a dividend of $0.2875 per share on June 25, 1996, to shareholders of record on June 11, 1996. On July 25, 1996, the Directors approved the payment of a dividend of $0.2875 per share on September 26, 1996, to shareholders of record on September 10, 1996. These payments, totaling $14,376, are reflected in the accompanying financial statements for the nine months ended September 30, 1996.

    On October 28, 1996, the Directors approved the payment of a dividend of $0.3175 per share on December 19, 1996, to shareholders of record on December 3, 1996.

4.  NET INCOME PER SHARE:

    Net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. For the three months and nine months ended September 30, 1995, respectively, net income per share is computed after giving effect to the conversion of each of the previously outstanding voting and non-voting shares of common stock of the Company into 25,000 Common Shares upon consummation of the Company's initial public offering on March 13, 1996 (the "Exchange"). Stock options held by a shareholder of the Company were considered common stock equivalents and were included in the weighted average shares outstanding using the treasury stock method. Stock options granted to employees on February 15, 1996 were also considered common stock equivalents for the purpose of computing net income per share after giving effect to the Exchange.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS, QUARTERS ENDED SEPTEMBER 30, 1996 AND 1995

    In the quarters ended September 30, 1996 and 1995, IPC wrote premiums of $22.5 million and $20.2 million, respectively, an increase of 11.2%. The Company wrote business for new clients and had better signings from existing clients, although the increase was partly offset by rate reductions, typically of 10% but as high as 20%, in some cases. There were decreases also as a result of competitive pressures and the restructuring by certain clients of their reinsurance programs, such as increases in net retention. In addition, premiums on some programs declined due to the effect of changing exchange rates. Premiums earned in the three months ended September 30, 1996 were $28.9 million, compared to $26.1 million in the same period in 1995, an increase of 10.5%.

    Investment income was $7.4 million in the quarter ended September 30, 1996, compared to $6.1 million for the quarter ended September 30, 1995, an increase of 20.7%. This increase was due to the improved yield of 6.1% compared to 6.0% in the three months to September 30, 1995, as well as the increased average investment base, which was 17.4% higher.

    There was a net realized loss from the sale of investments in the quarter ended September 30, 1996 of $0.4 million, compared to a net loss in the same period of 1995 of $0.5 million. Net realized gains and losses fluctuate from period to period, depending on the individual securities sold, as recommended by the Company's investment advisor.

    In the three months ended September 30, 1996, incurred losses were $12.1 million, compared to $17.1 million inn the corresponding period last year. Accordingly, the Company's loss ratio (the ratio of losses and loss adjustment expenses to premiums earned) was 41.8%, compared to 65.2% in the corresponding period of 1995. Hurricane Fran was the major contributor to claims in the third quarter, together with some reserve strengthening for the marine and aviation portfolios. The Company's incurred loss for Hurricane Fran was $10 million in the quarter. In the third quarter of 1995, the Company's incurred losses were impacted by three major windstorms - Hurricanes Luis, Marilyn and Opal.

    Acquisition costs incurred, which consist primarily of commissions and brokerage fees paid to intermediaries for the production of business, were $3.0 million for the quarter ended September 30, 1996, compared to $3.1 million in the same period of 1995. Although earned premiums have increased, the Company wrote some premiums which had lower acquisition costs (and in some cases no acquisition costs). General and administrative expenses were $2.0 million in the quarter ended September 30, 1996, in comparison to $1.4 million in the corresponding period in 1995. The primary reason for the increase is the comparatively larger fees paid under the terms of an administrative services Agreement to the affiliate of a shareholder, according to which fees are calculated as a percentage of the written premium. There have also been additional administrative costs associated with the Company becoming publicly traded. The Company's expense ratio (the ratio of acquisition costs plus general and administrative expenses, to premiums earned) was 17.4% for the quarter ended September 30, 1996, compared to 17.2% for the corresponding period in 1995.

    The following table summarizes the loss ratio, expense ratio and combined ratio for the three months ended September 30, 1996 and 1995, respectively:

                                                Quarter ended:
                                   September 30, 1996       September 30, 1995
                                   ------------------       ------------------
    Loss & Loss Expense Ratio                   41.8%                 65.2%
    Expense Ratio                               17.4%                 17.2%
    Combined Ratio                              59.2%                 82.4%

    Net income for the three months ended September 30, 1996 was $19.2 million, compared to $9.8 million for the corresponding period in 1995, an increase of 97.3%. Excluding the effects of realized gains and losses arising from the sale of investments, net operating income was $19.6 million, compared to $10.2 million for the second quarter of 1995, an increase of 91.5%.

RESULTS OF OPERATIONS, NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

    In the nine months ended September 30, 1996 and 1995, IPC wrote premiums of $103.0 million and $93.3 million, respectively, an increase of 10.4%, including reinstatement premiums of $2.9 million and $5.6 million, respectively. Premiums written increased from new clients, and also as a result of new business and larger signings from existing clients, although the increase was offset by rate reductions, generally in the range of 10%, but as high as 20% in some cases. Premiums earned in the nine months ended September 30, 1996 and 1995 were $84.5 million and $74.8 million, respectively, an increase of 12.9%.

    Net investment income was $21.3 million in the first nine months of 1996, an increase of $4.8 million or 28.7% from the $16.5 million reported in the corresponding period in 1995. This increase resulted from a higher investment yield, 6.1% in the first nine months of 1996 compared to 5.7% in the same period of 1995, and an average investment base which was 20.8% higher in the first nine months of 1996 compared to the same period in 1995.

    Net realized gains from the sale of investments were $2.3 million and $0.1 million for the nine month periods ended September 30, 1996 and 1995, respectively. Net realized gains and losses fluctuate from period to period, depending on the individual securities sold, as recommended by the Company's investment advisor.

    Losses and loss adjustment expenses incurred during the first nine months of 1996 were $22.3 million compared to $32.9 million in the corresponding period of 1995. In the third quarter of 1996, Hurricane Fran made landfall in North Carolina, and subsequently caused approximately $1.6 billion of insured losses, of which IPC's share is estimated to be $10 million. In 1995, there was the earthquake in Kobe, Japan, two large per-risk claims, and Hurricanes Luis, Marilyn and Opal. Accordingly, IPC's loss ratio decreased from 44.0% in the first nine months of 1995 to 26.4% in the first nine months of 1996. IPC's business is the reinsurance of man-made and natural disasters and its loss experience will generally include infrequent events of great severity. Hence there is the potential for great volatility in losses incurred in any period with a corresponding impact on net income and shareholders' equity.

    Acquisition costs incurred during the first nine months of 1996 were $8.7 million, after deferring those costs relating to unearned premiums, compared to $8.0 million in the first nine months of 1995. Acquisition costs have mostly increased commensurate with the increase in earned premiums, although some premiums written in third quarter had no brokerage or commissions. General and administrative expenses were $7.7 million, compared to $5.2 million reported for the first nine months of 1995. General and administrative expenses included $0.5 million relating to the Company's initial public offering (included in the first quarter of 1996), and $1.6 million for expenses incurred in connection with the bid for Tempest Reinsurance Company Limited in the second quarter. The Company's expense ratio was 19.3% in the first nine months of 1996 compared to 17.6% in the first nine months of 1995.

    The following table summarizes the loss ratio, expense ratio and combined ratio for the nine months ended September 30, 1996 and 1995, respectively:

                                                Nine months ended:
                                    September 30, 1996       September 30, 1995
                                    ------------------       ------------------
    Loss & Loss Expense Ratio               26.4%                 44.0%
    Expense Ratio                           19.3%                 17.6%
    Combined Ratio                          45.7%                 61.6%

    Net Income for the first nine months of 1996 was $69.5 million, an increase of 48.5% over the $46.8 million reported in the corresponding period in 1995. Excluding the effects of realized gains arising from the sale of investments, net operating income was $67.2 million, an increase of 44.1% over that of the corresponding period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flows from operating activities in the first nine months of 1996 were $80.2 million compared to $63.3 million in the first nine months of 1995, which represents an increase of 26.7%.

    Net cash flows used in investing activities in the first nine months of 1996 were $52.0 million. Cash and cash equivalents were increased by $13.9 million in the nine months, resulting in a balance of $32.0 million at September 30, 1996. At September 30, 1996, 11% of IPC's fixed income portfolio was held in United States Treasury notes and a further 50% in securities rated AAA.

    Immediately prior to the Company's initial public offering on March 13, 1996, the Company's share capital consisted of 1,000 Common Shares, par value $200 per share, all of which were outstanding. Subsequent to the offering the Company's share capital consists of: (i) 75,000,000 common shares, par value $0.01 per share, of which 25,000,000 are outstanding and
    (ii) 25,000,000 preferred shares, par value $0.01 per share, of which none are outstanding.

                           PART II--OTHER INFORMATION

Item 1.        Legal Proceedings

               NONE

Item 2.        Changes in Securities

               NONE

Item 3.        Defaults upon Senior Securities

               NONE

Item 4.        Submission of Matters to a Vote of Security-Holders

               NONE

Item 5.        Other Information

               NONE

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

        NONE

                               IPC HOLDINGS, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     IPC Holdings, Ltd.
                                        (Registrant)



Date November 7, 1996                /s/John P. Dowling
     ----------------                ------------------
                                     John P. Dowling
                                     President and Chief Executive Officer



Date November 7, 1996                /s/John R. Weale
     ----------------                ------------------
                                     John R. Weale
                                     Vice President and Chief Financial Officer

                                  EXHIBIT INDEX


    Unless otherwise indicated, exhibits are incorporated by reference to the corresponding numbered exhibits to the Company's Registration Statement on Form S-1 (Registration No. 333-00088).

    Exhibit
    Number       Description
    ------       -----------

    3.1          Memorandum of Association of the Company
    3.2          Amended and Restated Bye-laws of the Company
    3.3          Form of Memorandum of Increase of Share Capital
    11.1 *       Statement regarding Computation of Per Share Earnings
    27.1 *       Financial Data Schedule

    *   Filed herewith