Form 10-K
period 1996-12-31
IPC HOLDINGS LTD
filed 1997-03-31
CIK 909815

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                        COMMISSION FILE NUMBER:  0-27662

                               IPC HOLDINGS, LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    BERMUDA
           ---------------------------------------------------------
                        (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION
                                 NOT APPLICABLE
           ---------------------------------------------------------
                                (I.R.S. EMPLOYER
                              IDENTIFICATION NO.)

  AMERICAN INTERNATIONAL BUILDING, 29 RICHMOND ROAD, PEMBROKE, HM 08, BERMUDA
--------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (441) 295-2121
                         ------------------------------
                        (REGISTRANT'S TELEPHONE NUMBER,
                              INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON SHARES, PAR
                             VALUE $0.01 PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     The aggregate market value of the Registrant's Common Shares held by non-affiliates of the Registrant as of March 27, 1997, was $366,260,808, based on the last reported sale price of Common Shares on the Nasdaq National Market system on that date.

     The number of the Registrant's Common Shares, par value U.S. $0.01 per share, as of March 31, 1997, was 25,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Registrant's 1996 Annual Report to Shareholders to be mailed to shareholders on or about April 15, 1997 (the "Annual Report") are incorporated by reference into Part II of this Form 10-K. With the exception of the portions of the Annual Report specifically incorporated herein by reference, the Annual Report is not deemed to be filed as part of this Form 10-K.

     2. Portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), relating to the Registrant's Annual Meeting of Shareholders scheduled to be held June 6, 1997 (the "Proxy Statement") are incorporated herein by reference. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

                               IPC HOLDINGS, LTD.

                               TABLE OF CONTENTS

                                                                                        PAGE
  ITEM                                                                                 NUMBER
  ---                                                                                  ------
                                            PART I
   1.    Business....................................................................     1
   2.    Properties..................................................................    19
   3.    Legal Proceedings...........................................................    19
   4.    Submission of Matters to a Vote of Security Holders.........................    19

                                           PART II
   5.    Market for the Registrant's Common Stock and Related Stockholder Matters....    19
   6.    Selected Financial Data.....................................................    20
   7.    Management's Discussion and Analysis of Financial Condition and Results of
         Operations..................................................................    21
   8.    Financial Statements and Supplementary Data.................................    21
   9.    Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure..................................................................    21

                                           PART III
  10.    Directors and Executive Officers............................................    21
  11.    Executive Compensation......................................................    21
  12.    Security Ownership of Certain Beneficial Owners and Management..............    21
  13.    Certain Relationships and Related Transactions..............................    21

                                           PART IV
  14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K............    22

                                     PART I

NOTE ON FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to the plans and objectives of IPC Holdings, Ltd., a company incorporated under the laws of Bermuda (the "Company"), for future operations. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be considered as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Numerous factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including the following: (i) the occurrence of catastrophic events with a frequency or severity exceeding the Company's estimates; (ii) a decrease in the level of demand for property catastrophe reinsurance, or increased competition owing to increased capacity of property catastrophe reinsurers;
(iii) any lowering or loss of one of the financial ratings of the Company's wholly-owned subsidiary, International Property Catastrophe Reinsurance Company, Ltd., a company incorporated under the laws of Bermuda ("IPC Re" and together with the Company, "IPC"), or the Company's nonadmitted status in United States jurisdictions; (iv) loss of services of any one of the Company's executive officers; (v) the passage of federal or state legislation subjecting the Company to supervision or regulation in the United States; (vi) challenges by insurance regulators in the United States or the United Kingdom to the Company's claim of exemption from insurance regulation under current laws; or (vii) a contention by the United States Internal Revenue Service that the Company or IPC Re is engaged in the conduct of a trade or business within the U.S. The foregoing review of important factors should not be construed as exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1.  BUSINESS

  GENERAL DEVELOPMENT OF THE BUSINESS

     The Company, through IPC Re, provides property catastrophe reinsurance and, to a limited extent, marine, aviation, property-per-risk excess and other short-tail property reinsurance on a worldwide basis. During 1996, approximately 78% of premiums written covered property catastrophe risks. Property catastrophe reinsurance covers unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters. Substantially all reinsurance written by IPC Re has been, and continues to be, written on an excess-of-loss basis for primary insurers rather than reinsurers, and is subject to aggregate limits on exposure to losses. As of January 1, 1997, IPC Re had 310 clients, including many of the leading insurance companies around the world. Approximately 51% of these clients in 1996 were based in the United States, and approximately 46% of premiums written during 1996 related primarily to U.S. risks. IPC Re's non-U.S. clients and covered risks are located principally in Europe, Japan and Australia/New Zealand. At December 31, 1996, IPC had total shareholders' equity of $496 million and total assets of $548 million.

     In response to a severe imbalance between the global supply of and demand for property catastrophe reinsurance that developed in the period from 1989 through 1993, IPC commenced operations in July 1993 through the sponsorship of American International Group, Inc. ("AIG"), a holding company incorporated in Delaware which through its subsidiaries is primarily engaged in a broad range of insurance and insurance-related activities and financial services in the United States and abroad. AIG purchased 24.4% of the initial share capital of the Company and an option (exercisable in specified conditions) to obtain up to an additional 10% (on a fully diluted basis, excluding employee stock options) of the share capital of the Company (the "AIG Option"). Since IPC's formation, subsidiaries of AIG have provided administrative, investment management and custodial services to IPC, and the Chairman of the Board of Directors of IPC is also a director and officer of various subsidiaries and affiliates of AIG. AIG has informed the Company that AIG presently intends to continue its share ownership in the Company for the foreseeable future. See "Item 13. Certain Relationships and Related Transactions". For a discussion of the limitation of voting rights of any 10% or more beneficial owner of Common Shares (including AIG) to less than 10% of total voting rights, see Amendment No. 1 to the Company's Registration Statement on Form 8-A, dated February 9, 1996.

     On December 20, 1995, in connection with a plan to sell shares to the public, the Board of Directors of the Company also approved an exchange of the capital stock of the Company whereby the then existing 1,000 voting and non-voting shares of the Company were exchanged for common shares (the "Exchange"). The existing shareholders received 25,000 new common shares, par value $0.01 per share ("Common Shares") for each of the 1,000 voting or non-voting shares held at the time of the Offering (as defined herein), resulting in 25,000,000 Common Shares outstanding.

     On March 13, 1996, the Company completed an initial public offering (the "Offering") in which 13,521,739 Common Shares held by existing shareholders were sold. All of the Common Shares sold were sold by existing shareholders. Consequently, the Company did not receive any of the proceeds of the Offering. The Company paid certain expenses related to the Offering, including certain expenses on behalf of the selling shareholders.

BUSINESS STRATEGY

     IPC's principal strategy is to provide property catastrophe excess-of-loss reinsurance programs to a geographically diverse, worldwide clientele of primary insurers with whom IPC maintains long-term relationships. To a lesser extent, IPC also seeks to provide these clients with other excess-of-loss short-tail property reinsurance products. See "Reinsurance Products". Management periodically considers underwriting additional lines of property/casualty coverage, including on a non-excess-of-loss basis, provided losses can be limited in a manner comparable to that described below.

     The primary elements of IPC's strategy include:

     DISCIPLINED RISK MANAGEMENT. IPC seeks to limit and diversify its loss exposure through six principal mechanisms: (i) writing substantially all of its premiums on an excess-of-loss basis, which limits IPC's ultimate exposure per contract and permits IPC to determine and monitor its aggregate loss exposure;
(ii) adhering to maximum limitations on reinsurance accepted in defined geographical zones; (iii) limiting program size for each client in order to achieve diversity within and across geographical zones; (iv) administering risk management controls appropriately weighted with sophisticated modeling techniques, as well as management's assessment of qualitative factors (such as the quality of the cedent's management and capital and risk management strategy); (v) utilizing a range of attachment points for any given program in order to balance the risks assumed with the premiums written; and (vi) prudent underwriting of each program written.

     CAPITAL-BASED EXPOSURE LIMITS. Each year, IPC establishes maximum limitations on reinsurance accepted in defined geographic zones on the basis of, and as a proportion of, shareholders' equity.

     CLIENT SELECTION AND PROFILE. Management believes that establishing long-term relationships with insurers which have sound capital and risk management strategies is key to creating long-term value for IPC and its shareholders. IPC has successfully attracted customers that are generally sophisticated, long-established insurers who desire the assurance not only that claims will be paid, but that reinsurance will continue to be available after claims have been paid. Management believes IPC's financial stability and growth of capital are essential for creating and maintaining these long-term relationships.

     CAPITAL MANAGEMENT AND SHAREHOLDER RETURNS. IPC manages its capital relative to its risk exposure in an effort to maximize sustainable long-term growth in shareholder value, while recognizing that catastrophic losses will adversely impact short-term financial results from time to time. IPC seeks growth of capital to protect itself from major catastrophes, to ensure ongoing customer relationships and to support premium growth opportunities.

     DISCIPLINED INVESTMENT MANAGEMENT. In light of the risks of IPC's business, IPC's investment portfolio is limited to the top three investment grades (i.e., AAA, AA or A) at the time of purchase. At December 31, 1996, 98.4% of the investment portfolio consisted of cash, U.S. Treasuries or other government agency issues, and investments with an AAA or AA rating.

REINSURANCE PRODUCTS

     GENERAL. IPC provides treaty reinsurance principally to insurers of personal and commercial property worldwide. As described below, IPC writes substantially all reinsurance on an excess-of-loss basis. IPC's property catastrophe reinsurance coverages, which accounted for 78% of IPC's premiums written during 1996, are generally "all-risk" in nature, subject to various policy exclusions. IPC's predominant exposure under such coverages is to property damage from unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes and volcanic eruptions, although IPC is also exposed to losses from sources as diverse as freezes, riots, floods, industrial explosions, fires, and other man-made or natural disasters. The balance of premiums written are derived from marine, aviation, property-per-risk excess and other short-tail property reinsurance. In accordance with market practice, IPC's property catastrophe reinsurance coverage generally excludes certain risks such as terrorism, war, pollution, nuclear contamination and radiation.

     Because IPC underwrites property catastrophe reinsurance and has large aggregate exposures to natural and man-made disasters, management expects that IPC's loss experience generally will include infrequent events of great severity. Consequently, the occurrence of losses from catastrophic events is likely to result in substantial volatility in IPC's financial results. In addition, because catastrophes are an inherent risk of IPC's business, a major event or series of events can be expected to occur from time to time and to have a material adverse effect on IPC's financial condition or results of operations, possibly to the extent of eliminating IPC's shareholders' equity and statutory surplus. Increases in the values and concentrations of insured property and the effects of inflation have resulted in increased severity of industry losses in recent years, and IPC expects that those factors will increase the severity of catastrophe losses per year in the future.

     IPC currently seeks to limit its loss exposure principally by limiting substantially all of its products to be on an excess-of-loss basis, adhering to maximum limitations on reinsurance accepted in defined geographic zones, limiting program size for each client and prudent underwriting of each program written. There can be no assurance that any of these loss limitation methods will be effective. There can be no assurance that various provisions of IPC's policies, such as limitations or exclusions from coverage or choice of forum, will be enforceable in the manner intended. Disputes relating to coverage or choice of legal forum can be expected to arise. Geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and the inclusion of a particular policy within a zone's limits. Underwriting is inherently a matter of judgment, involving important assumptions about matters that are inherently unpredictable and beyond IPC's control, and for which historical experience and probability analysis may not provide sufficient guidance.

     EXCESS-OF-LOSS REINSURANCE CONTRACTS. IPC's policy is to write substantially all of its business pursuant to excess-of-loss reinsurance contracts. Such contracts provide a defined limit of liability, permitting IPC to quantify its aggregate maximum loss exposure. By contrast, maximum liability under pro-rata contracts is more difficult to quantify precisely. Quantification of loss exposure is fundamental to IPC's ability to manage its loss exposure through geographical zone limits and program limits described below. Excess-of-loss contracts also help IPC to control its underwriting results by increasing its flexibility to determine premiums for reinsurance at specific retention levels independent of the premiums charged by primary insurers and based upon IPC's own underwriting assumptions. In addition, because primary insurers typically retain a larger loss exposure under excess-of-loss contracts, they have a greater incentive to underwrite risks and adjust losses in a prudent manner.

     In addition, IPC diversifies its risk by, to a limited extent, writing other short-tail property coverages, including risk excess-of-loss, marine and aviation. These lines diversify risk (although they involve some catastrophe exposure) and thus reduce the volatility in results of operations caused by catastrophes. The following table sets forth IPC's premiums written and number of contracts written by type of reinsurance.

                                                           YEAR ENDED DECEMBER 31,
                           ----------------------------------------------------------------------------------------
                                              1996                                          1995
                           -------------------------------------------   ------------------------------------------
                                             PERCENTAGE OF                                PERCENTAGE OF
   TYPE OF REINSURANCE        PREMIUMS          PREMIUMS      NUMBER OF      PREMIUMS        PREMIUMS      NUMBER OF
         ASSUMED               WRITTEN          WRITTEN      CONTRACTS      WRITTEN          WRITTEN      CONTRACTS
-------------------------- ---------------   -------------   ---------   --------------   -------------   ---------
                           (IN THOUSANDS)                        (IN THOUSANDS)

Catastrophe
  excess-of-loss..........    $  87,313          78.3%         1,238        $ 81,191           78.0%          722
Risk excess-of-loss.......        6,616           5.9%           155          11,032           10.6%           89
Marine reinsurance........       11,001           9.8%           386           7,525            7.2%          156
Retrocessional
  reinsurance.............        1,682           1.5%            61             950            0.9%           21
Aviation (1)..............        3,871           3.5%            19           2,927            2.8%           11
Other.....................        1,086           1.0%            29             471            0.5%           11
                               --------           ----         -----        --------          ------        -----
  Total...................    $ 111,569           100%         1,888        $104,096          100.0%        1,010
                               ========           ====         =====        ========          ======        =====

---------------

     (1) In 1995, one aviation contract was on a pro-rata basis; in 1996, two aviation contracts were on a pro rata basis.

     CATASTROPHE EXCESS-OF-LOSS REINSURANCE. Catastrophe excess-of-loss reinsurance provides coverage to a primary insurer when aggregate claims and claim expenses from a single occurrence of a peril covered under a portfolio of primary insurance contracts written by the primary insurer exceed the attachment point specified in the reinsurance contract with the primary insurer. The primary insurer can then recover up to the limit of reinsurance it has elected to buy for each layer. Once a layer is exhausted by collection of claims, the primary insurer generally buys another reinsurance layer for the same liability coverage, i.e., a reinstatement, for an additional premium. Most of IPC's policies are limited to losses occurring during the policy term. A small number of IPC's policies have terms of more than one year, but each policy contains a cancellation clause entitling either party to cancel at the anniversary date.

     RISK EXCESS-OF-LOSS REINSURANCE. IPC also writes risk excess-of-loss property reinsurance. This reinsurance responds to a loss of the reinsured in excess of its retention level on a single "risk", rather than to aggregate losses for all covered risks, as does catastrophe reinsurance. A "risk" in this context might mean the insurance coverage on one building or a group of buildings or the insurance coverage under a single policy which the reinsured treats as a single risk. Most of the risk excess treaties in which IPC participates contain a relatively low loss-per-event limit on IPC's liability.

     MARINE REINSURANCE. IPC also writes short-tail marine reinsurance for selected international insurers. Although they primarily involve property damage, certain marine risks may involve casualty coverage arising from the same event causing the property damage. Coverage is solely written on an excess-of-loss basis, so events likely to cause a claim will occur less frequently. Such events might include the destruction of a drilling platform or the loss of a sizable vessel and its contents.

     AVIATION REINSURANCE. IPC also writes a small book of short-tail aviation reinsurance on an excess-of-loss basis. Although they primarily involve property damage, certain aviation risks may involve casualty coverage arising from the same event causing the property damage. Coverage is generally written in excess of a substantial attachment point, so events likely to cause a claim will occur infrequently but be relatively severe. In 1996, the majority of this business was written in two pro-rata aviation contracts, where the underlying insurance is written on an excess-of-loss basis.

GEOGRAPHIC DIVERSIFICATION

     Since inception, IPC has sought to diversify its exposure across geographic zones around the world in order to obtain the optimum spread of risk. IPC divides its markets into geographic zones and limits coverage it is willing to provide for any risk located in a particular zone so as to maintain its aggregate loss exposure from all contracts covering risks believed to be located in that zone to a predetermined level.

     The predetermined levels are established annually on the basis of, and as a proportion of, shareholders' equity. If a proposed reinsurance program would cause the limit then in effect to be exceeded, the program would be declined, regardless of its desirability, unless retrocessional coverage (i.e., IPC purchasing reinsurance) could be obtained, thereby reducing the net aggregate exposure to the maximum limit permitted, or less. If IPC were to suffer a loss in any fiscal year, thus reducing shareholders' equity, the limits per zone would be reduced in the next year, with the possible effect that IPC would thereafter reduce existing business in a zone exceeding such limit.

     Currently, management has divided the United States into 8 geographic zones and its European, Japanese and other markets into a total of 26 zones. IPC designates as zones geographic areas which, based on historic catastrophe loss experience reflecting actual catastrophe events and property development patterns, it believes are most likely to absorb a large percentage of losses from one catastrophic event. These zones are determined using computer modeling techniques and underwriting assessments. The zones may overlap and vary in size with the level of population density and commercial development in a particular area. The zones with the greatest exposure written are, in the United States, the Atlantic and Gulf regions and, elsewhere, in the United Kingdom. The parameters of these geographic zones are subject to periodic review and change.

     IPC recognizes that events may affect more than one zone, and to the extent IPC has accepted reinsurance from a ceding insurer with a loss exposure in more than one zone, IPC will consider such potential loss in testing its limits in all such affected zones. For example, the program for a U.S. national carrier typically will be subject to limits in each U.S. zone. A program with worldwide exposure will also be subject to limits in U.S. zones or other zones around the world, as applicable. This results in very substantial "double-counting" of exposures in determining utilization of an aggregate within a given zone. Consequently, the total sum insured will be less than the sums of utilized aggregates for all of the zones.

     The following table sets forth premiums written, number of written contracts and the percentage of IPC's premiums allocated to the zones of coverage exposure.

                                                         YEAR ENDED DECEMBER 31,
                         ---------------------------------------------------------------------------------------
                                           1996                                          1995
                         -----------------------------------------     -----------------------------------------
                                           PERCENTAGE                                    PERCENTAGE
                                               OF                                            OF
                            PREMIUMS        PREMIUMS     NUMBER OF        PREMIUMS        PREMIUMS     NUMBER OF
  GEOGRAPHIC AREA (1)       WRITTEN         WRITTEN      CONTRACTS        WRITTEN         WRITTEN      CONTRACTS
-----------------------  --------------    ----------    ---------     --------------    ----------    ---------
                         (IN THOUSANDS)                                (IN THOUSANDS)
United States..........     $ 51,641           46.3%         698          $ 44,516           42.8%         387
Worldwide (2)..........       20,044           18.0%         408            23,977           23.0%         225
Worldwide (excluding
  the U.S.)(3).........        2,429            2.2%          36             2,434            2.3%          14
United Kingdom.........       11,403           10.2%         138            10,299            9.9%          74
Europe (excluding
  U.K.)................        6,523            5.8%         156             5,858            5.6%          70
Japan..................        5,088            4.6%          81             5,495            5.3%          23
Australia/New
  Zealand..............        6,308            5.6%          75             4,229            4.1%          44
Other..................        8,133            7.3%         296             7,288            7.0%         173
                            --------          -----        -----          --------          -----        -----
  Total................     $111,569          100.0%       1,888          $104,096          100.0%       1,010
                            --------          -----        -----          --------          -----        -----

---------------
Notes: (1) Except as otherwise noted, each of these categories includes contracts that cover risks primarily located in the designated geographic area.

       (2) Includes contracts that cover risks primarily in two or more countries, including the United States.

       (3) Includes contracts that cover risks primarily in two or more countries, excluding the United States.

     The following table sets forth IPC's aggregate in-force liability allocated to the zone of coverage exposure at January 1, 1997 and 1996.

                                                                          AGGREGATE LIMIT OF
                                                                        LIABILITY AT JANUARY 1,
                                                                        ----------------------
                         GEOGRAPHIC AREA (1)                              1997          1996
----------------------------------------------------------------------  --------      --------
                                                                            (IN THOUSANDS)
United States
  New England.........................................................  $319,139      $259,988
  Atlantic............................................................   372,820       274,864
  Gulf................................................................   316,845       270,964
  North Central.......................................................   294,723       271,213
  Mid West............................................................   277,203       248,978
  West................................................................   300,140       238,113
  Alaska..............................................................    99,079        67,429
  Hawaii..............................................................   106,687        82,011
          Total United States(2)......................................   536,937       431,907
Canada................................................................    77,774        62,258
Worldwide (3).........................................................    40,776        27,282
Worldwide (excluding the U.S.)(4).....................................    30,995        13,385
United Kingdom........................................................   263,811       183,609
Europe (excluding U.K.)...............................................   288,954       160,179
Japan.................................................................    76,023       105,199
Australia/New Zealand.................................................   126,413       107,631
Other.................................................................   140,806       116,903

---------------

Notes: (1) Except as otherwise noted, each of these aggregates includes contracts that cover risks located primarily in the designated geographic area.

       (2) The United States in aggregate is not a zone. The degree of "double-counting" in the 8 U.S. zones is illustrated by the relation of the aggregate in-force limit of liability for the United States as compared to the individual limits of liability in the 8 zones.

       (3) Includes contracts that cover risks primarily in two or more countries, including the United States.

       (4) Includes contracts that cover risks primarily in two or more countries, excluding the United States.

     The effectiveness of geographic zone limits in managing risk exposure depends on the degree to which an actual event is confined to the zone in question and on the ability of management to determine the actual location of the risks believed to be covered under a particular reinsurance program. Accordingly, there can be no assurance that risk exposure in any particular zone will not exceed that zone's limits.

     With respect to U.S. exposures, IPC uses the computer-based systems described below as one tool in estimating the aggregate losses that could occur under all its contracts covering U.S. risks as a result of a range of potential catastrophic events. By evaluating the effects of various potential events, management monitors whether the risks that could be accepted within a zone are appropriate in light of other risks already affecting such zone and, in addition, whether the level of its zone limits is acceptable.

UNDERWRITING AND PROGRAM LIMITS

     In addition to geographic zones, IPC seeks to limit its overall exposure to risk by pursuing a disciplined underwriting strategy which limits the amount of reinsurance IPC will supply pursuant to a particular program or contract so as to achieve diversification within and across geographical zones. When it began operations, IPC maintained program limits of $15 million and contract limits of $5 million. In 1996, program limits were increased to $25 million. In a small number of instances IPC has exceeded these limits, but not in material amounts. IPC also attempts to distribute its exposure across a range of attachment points. Attachment points vary and are based upon an assessment of the ceding insurer's market share of property perils in any given geographic zone to which the contract relates, as well as the capital needs of the ceding insurer.

     Prior to reviewing any program proposal, IPC considers the appropriateness of the cedent, including the quality of its management and its capital and risk management strategy. In addition, IPC requires that each proposed reinsurance program received by it include information on the nature of the perils to be included and detailed aggregate information as to the location or locations of the risks covered under the catastrophe contract. Additional information would also include the cedent's loss history for the perils being reinsured, together with relevant underwriting considerations which would impact exposures to catastrophe reinsurers. IPC first evaluates exposures on new programs in light of the overall zone limits in any given catastrophe zone, together with program limits and contract limits, to ensure a balanced and disciplined underwriting approach. If the program meets all these initial underwriting criteria, IPC then evaluates the proposal in terms of risk/ reward profile to assess the adequacy of the proposed pricing and its potential impact on IPC's overall return on capital. Once a program meets IPC's requirements for underwriting and pricing, the program would then be authorized for acceptance.

     IPC extensively utilizes sophisticated modeling and other technology in its underwriting techniques. Each submission received is registered on the "RSG" system used by IPC for both underwriting and aggregate control purposes. This system enables both management and underwriters to have on-line information regarding both individual exposures and zonal aggregate concentrations. All submissions are recorded to determine and monitor their status as being pending, authorized, or bound. In addition to the RSG system, IPC uses computer modeling to measure and estimate loss exposure under both simulated and actual loss scenarios and in comparing exposure portfolios to both single and multiple events. Since 1993, IPC has contracted Applied Insurance Research for the use of CATMAP and EUROCAT as part of its modeling approach. These computer-based loss modeling systems utilize A.M. Best's data and direct exposure information obtained from IPC's clients, to assess each client's catastrophe management approach and adequacy of their program's protection. Modeling is part of the underwriting criteria for catastrophe exposure pricing. The majority of IPC's client base also utilizes one or more of the various modeling consulting firms in their exposure management analysis. In addition, IPC sometimes performs or contracts for additional modeling analysis when reviewing its major commitments. The combination of RSG information, together with CATMAP and EUROCAT modeling, enables IPC to monitor and control its acceptance of exposure on a global basis.

     Generally, the proposed terms of coverage, including the premium rate and retention level for excess-of-loss contracts, are set by the lead reinsurer and agreed to by the client and broker. On placements requiring large market capacity, typically the broker strives to achieve a consensus of proposed terms with many participating underwriters to ensure placement. IPC, on both U.S. and non-U.S. business, acts in many cases as a lead or consensus lead reinsurer. When not the lead, IPC sometimes actively negotiates additional terms or conditions. If IPC elects to authorize a participation, it will specify its percentage or monetary participation in each layer, and will execute a slip to be followed by a contract to formalize coverage for a term of normally one year.

     IPC has a procedure for underwriting control to ensure that all acceptances are made in accordance with its underwriting policy and aggregate control. Each underwriting individual is given an underwriting authority, limits above which must be submitted for approval to the chief underwriting officer. All new acceptances are reviewed at least weekly by either the chief executive officer or the chief underwriting officer.

     Generally, about 50% of premiums written by IPC each year are for contracts which have effective dates in January, about 10% in April, about 15% in July and the remainder at other times throughout the year. Premiums are generally due in installments over the contract term, with each installment generally received within 30 days after the due date.

RETROCESSIONAL REINSURANCE

     IPC currently does not limit its loss exposure by reinsuring portions of its contracts with independent reinsurers. Management believes that current program rates for retrocessional coverage are too high to render such coverage economically feasible. Management continues to review availability, price and potential use of retrocessional reinsurance.

MARKETING

     IPC's customers generally are sophisticated, long-established insurers who understand the risks involved and who desire the assurance not only that claims will be paid but that reinsurance will continue to be available after claims are paid. Catastrophic losses can be expected to affect financial results adversely from time to time, and management believes that financial stability and growth of capital (as well as service and innovation) are essential for creating long-term relationships with clients, and that such relationships are key to creating long-term value to the Company and its shareholders. During 1996, no single ceding insurer accounted for more than 3.1% of IPC's premiums written.

     IPC markets its reinsurance products worldwide through non-exclusive relationships with more than 50 of the leading reinsurance brokers active in the U.S. and non-U.S. markets for property catastrophe reinsurance. In addition, the Company maintains an office in London, England, from which it conducts its European marketing efforts.

     Based on premiums written under contracts in force on December 31, 1996, the five brokers from which IPC derives the largest portions of its business (with the approximate percentage of IPC's business derived from such broker) are Guy Carpenter & Co. (and affiliates) (18.6%), Alexander Howden (and affiliates) (11.7%), Willis Faber (7.0%), Aon Corp. (5.7%) and Herbert Clough (5.4%). IPC, as of December 31, 1996, has in force reinsurance contracts with only five ceding companies which were not derived from a reinsurance broker; otherwise, its products are marketed exclusively through brokers. Of the total premiums attributable to the five largest producing brokers referred to above, less than four percent are attributable to brokers affiliated with the insurers seeking coverage. Herbert Clough is a wholly-owned subsidiary of General Re (which beneficially owns 1,250,000 Common Shares), and Aon Reinsurance Agency, Inc. is an affiliate of The Life Insurance Company of Virginia, a shareholder of the Company that beneficially owned 163,043 Common Shares immediately after the Offering (in which it sold 1,086,957 Common Shares). In addition, Alexander Howden is a subsidiary of Alexander and Alexander Services, Inc., a company in which AIG held an interest represented by shares of non-voting preferred stock (which was convertible in certain circumstances into voting stock with voting rights limited to 9.9% of the total voting rights). That interest was sold effective January 15, 1997 to Aon Corp. All brokerage transactions are entered into on an arm's-length basis.

     IPC's brokers perform data collection, contract preparation and other administrative tasks, enabling IPC to market its reinsurance products cost effectively by maintaining a small staff. By relying largely on reinsurance brokers to market its products, IPC is able to avoid the expense and regulatory complications of worldwide offices thereby minimizing fixed costs associated with marketing activities. IPC believes that by maintaining close relationships with brokers, it is able to obtain access to a broad range of potential reinsureds. IPC Re meets frequently in Bermuda and elsewhere outside the United States with brokers and senior representatives of clients and prospective clients. All contract submissions are approved in IPC Re's executive offices in Bermuda, and IPC does not believe that conducting its operations in Bermuda has adversely affected its marketing activities in light of the client base it has attracted and retained.

RESERVES

     Under U.S. generally accepted accounting principles, IPC Re is not permitted to establish loss reserves with respect to its property catastrophe business until the occurrence of an event which may give rise to a claim. Once such an event occurs, IPC establishes reserves based upon estimates of total losses incurred by the ceding insurers as a result of the event and IPC's estimate of the portion of such loss it has reinsured.

     With respect to its non-catastrophe business, IPC is permitted to establish loss reserves as determined by a historical loss development pattern. Only loss reserves applicable to losses incurred up to the reporting date may be set aside, with no allowance for the provision of a contingency reserve to account for expected future losses. Claims arising from future catastrophic events can be expected to require the establishment of substantial reserves from time to time. IPC's reserves are adjusted as IPC receives notices of claims and proofs of loss from reinsureds and as estimates of severity of damages and IPC's share of the total loss are revised.

     IPC also establishes reserves for losses incurred as a result of an event known but not reported to IPC. These incurred but not reported ("IBNR") reserves are established for both catastrophe and other losses. To estimate the portion of loss and loss adjustment expenses relating to these claims for the year, IPC reviews its portfolio of business to determine where the potential for loss may exist. Also, various loss forecasting models and industry loss data as well as actual experience, knowledge of the business written by IPC and general market trends in the reinsurance industry are considered. IPC has contracted a leading worldwide independent firm of actuaries to conduct a review of reserves on a semi-annual basis.

     Generally, reserves are established without regard to whether the loss may subsequently be contested by IPC. IPC's policy is to establish reserves for reported losses based upon reports received from ceding companies, supplemented by IPC's reserve estimates.

     Loss reserves represent IPC's estimates, at a given point in time, of the ultimate settlement and administration costs of claims incurred, and it is possible that the ultimate liability may exceed or be less than such estimates. Such estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends in claim severity and frequency and other variable factors such as inflation and currency exchange rates. During the claim settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward, and any such adjustment would affect IPC's results of operations in the period when the adjustment is determined. For example, as of December 31, 1994, IPC believed that its total losses and loss adjustment expenses (the sum of loss reserves and losses paid to date) relating to the Northridge, California earthquake would be $20.6 million. At December 31, 1996, this figure had increased to $22.5 million. Even after such adjustments, ultimate liability may materially exceed or be less than the revised estimates. Moreover, reserve estimates by relatively new property catastrophe reinsurers, such as IPC, may be inherently more volatile than the reserve estimates of a reinsurer with a stable volume of business and an established claim history. In contrast to casualty losses, which frequently can be determined only through lengthy, unpredictable litigation, property losses tend to be reported promptly and settled within a shorter period of time.

INVESTMENTS

     GENERAL. IPC's current investment strategy is defined primarily by the need to safeguard IPC's capital, since it is considered that the risks inherent in catastrophe reinsurance should not be augmented by a speculative investment policy. For this reason the policy is conservative with a strong emphasis on the quality of investments. At December 31, 1996, other than cash, IPC's investments consisted exclusively of fixed-income securities, none of which had a rating of less than A. Corporate bonds represented 36% of total fixed income investments at December 31, 1996 and of these 21% and 79% were issued by U.S. and non-U.S. corporations, respectively. IPC's investment policy also stresses diversification and at December 31, 1996 only one single issuer of securities, other than the U.S. Treasury, represented more than 5% of IPC's portfolio. This was the International Bank for Reconstruction and Development, whose issues represented 8% of the fixed income portfolio (5% in 1995). In addition to these parameters, guidelines are also set which limit permitted issuers, the amount of non-U.S. dollar denominated securities and the target duration of the portfolio.

     The following table summarizes the fair value of the investments and cash and cash equivalents of IPC as of December 31, 1996 and 1995:

                                                                        DECEMBER 31,
                                                                   -----------------------
                       TYPE OF INVESTMENT                            1996           1995
    ---------------------------------------------------------      --------       --------
                                                                       (IN THOUSANDS)
    Fixed Maturities Available for Sale:
         U.S. Government and government agencies.............      $ 74,155       $101,424
         Other governments...................................        70,595         29,527
         Corporate...........................................        70,311         60,471
         Supranational entities..............................        35,931         24,210
                                                                    -------        -------
                                                                    250,992        215,632
    Fixed Maturities Held to Maturity:
         U.S. Government and government agencies.............         2,052          2,103
         Other governments...................................        75,438         63,649
         Corporate...........................................       103,865        105,127
         Supranational entities..............................        48,109         43,477
                                                                    -------        -------
                                                                    229,464        214,356
    Cash and cash equivalents................................        23,797         18,109
                                                                    -------        -------
                                                                   $504,253       $448,097
                                                                    =======        =======

     In July 1994, IPC reclassified approximately half of its investment portfolio from "available for sale" to "held to maturity" within the meaning of Statement of Financial Accounting Standard No. 115. See note 2 (d) to the Company's Consolidated Financial Statements. The effect of this reclassification is that unrealized gains and losses arising as a result of market fluctuations on securities classified as held to maturity, and which would otherwise be accounted for through shareholders' equity, are not recognized in IPC's financial statements. In December 1995, IPC entered into a series of transactions designed to align more closely the maturity profile of the held to maturity portfolio with the index against which the performance of the total investment portfolio is measured. See note 3(h) to the Company's Consolidated Financial Statements.

     IPC's investment guidelines are reviewed periodically and are subject to change at the discretion of the Board of Directors.

     MATURITY AND DURATION OF PORTFOLIO. Currently IPC maintains a target maturity of between three and six years although actual maturities of individual securities vary from less than one year to a maximum of eleven years. At December 31, 1996 the portfolio (including cash and cash equivalents within such portfolio) had an average life of 4.8 years and an average duration of 3.8 years. At such date, securities classified as available for sale (including cash and cash equivalents within such portfolio) and securities classified as held to maturity had an average life of 5.1 years and 4.4 years, respectively, and an average duration of 4.0 years and 3.5 years, respectively. Management believes that, given the relatively high quality of its portfolio, adequate market liquidity exists to meet IPC's cash demands.

     The following table summarizes the fair value by maturities of IPC's investment portfolio as of December 31, 1996 and 1995. For this purpose, maturities reflect contractual rights to put or call the securities; actual maturities may be longer.

                                                                        DECEMBER 31,
                                                                   -----------------------
                                                                     1996           1995
                                                                   --------       --------
    Available for sale:
         Due in one year or less.............................      $ 34,424       $  --
         Due after one year through five years...............        98,427        161,424
         Due after five years through ten years..............       118,141         54,208
                                                                   --------       --------
                                                                   $250,992       $215,632
                                                                   ========       ========
    Held to Maturity:
         Due in one year or less.............................      $ 29,943       $ 13,064
         Due after one year through five years...............       100,845         96,716
         Due after five years through ten years..............        98,676        104,576
                                                                   --------       --------
                                                                   $229,464       $214,356
                                                                   ========       ========

     QUALITY OF DEBT SECURITIES IN PORTFOLIO. IPC's investment guidelines stipulate that a majority of the securities be AAA and AA rated, although a select number of A rated issues is permitted. The primary rating source is Standard & Poor's ("S&P") and, when no S&P rating is available, Moody's ratings are used.

     The following table summarizes the composition of the fair value of all fixed maturity investments by rating:

                                                                        DECEMBER 31,
                                                                       ---------------
                                                                       1996       1995
                                                                       ----       ----
        Cash and cash equivalents................................       4.7%       4.0%
        U.S. Government and government agencies .................      15.1%      23.1%
        AAA......................................................      49.3%      52.1%
        AA.......................................................      29.3%      20.8%
        A........................................................       1.6%       0.0%
                                                                       ----       ----
                                                                        100%       100%
                                                                       ====       ====

     There are no delinquent securities in IPC's investment portfolio.

     EQUITY SECURITIES/REAL ESTATE. IPC's portfolio does not contain any investments in real estate, mortgage loans or equity securities.

     FOREIGN CURRENCY EXPOSURE. At December 31, 1996 substantially all of IPC's fixed maturity investments were in securities denominated in U.S. dollars. At December 31, 1996, IPC held U.S.$25,118 of Australian dollar denominated bonds issued by the New South Wales Treasury. The investment guidelines permit up to 25% of the portfolio to be invested in non-U.S. dollar securities. However, from inception, such investments have been made infrequently and for relatively short periods of time. Since July 1995, IPC has entered into forward foreign exchange contracts for purposes of hedging its non-U.S. dollar denominated investment portfolio. In addition, in the event that loss payments must be made in currencies other than the U.S. dollar, in some cases IPC will match the liability with assets denominated in the same currency, thus mitigating the effect of exchange rate movements on the balance sheet. To date this strategy has been used only once.

     DERIVATIVES. IPC's investment policy guidelines provide that financial futures and options and foreign exchange contracts may not be used in a speculative manner but may be used, subject to certain numerical limits, as part of a defensive strategy to protect the market value of the portfolio.

     INVESTMENT ADVISORY AND CUSTODIAL SERVICES. Investment advisory and custodial services are provided to IPC by subsidiaries of AIG.

COMPETITION

     The property catastrophe reinsurance industry is highly competitive. IPC competes, and will continue to compete, with insurers and property catastrophe reinsurers worldwide, many of which have greater financial, marketing and management resources than IPC. In particular, IPC competes with the Bermuda-based property catastrophe reinsurers, including Mid Ocean Reinsurance Company Ltd., Renaissance Reinsurance Ltd., Partner Reinsurance Company Ltd., Global Capital Reinsurance Limited, LaSalle Re Limited, Tempest Reinsurance Company Limited and Cat Limited, and outside Bermuda with the established international reinsurers such as General Re, American Re Corporation, Munich Re, Swiss Reinsurance Company and Lloyd's. In addition, there may be established companies or new companies of which IPC is not aware that may be planning to enter the property catastrophe reinsurance market or existing reinsurers that may be planning to commit capital to this market. In addition, Lloyd's determined in 1993 to allow its syndicates to accept capital from corporate investors. Competition in the types of reinsurance business that IPC underwrites is based on many factors, including premium charges and other terms and conditions offered, services provided, ratings assigned by independent rating agencies, speed of claims payment, claims experience, perceived financial strength and experience and reputation of the reinsurer in the line of reinsurance to be written. Many of the reinsurers who have entered the Bermuda and London-based reinsurance markets have or could have more capital than IPC. The full effect of this additional capital on the reinsurance market may not be known for some time. No assurance can be given as to what impact this additional capital will ultimately have on terms or conditions of the reinsurance contracts of the types written by IPC.

     In September 1996, IPC was rated by A.M. Best Company, Inc. ("A.M. Best"), who gave an initial rating of A+ (Superior). Prior to that time, IPC was not rated by any rating agency. The rating received represents the second highest in the rating scale used by A.M. Best. Such ratings are based on factors of concern to cedents and brokers and are not directed toward the protection of investors. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell such securities. While the Company believes that its new rating will not be a major competitive advantage or disadvantage, some of the Company's principal competitors have a rating equal to that of the Company. Insurance ratings are one factor used by brokers and cedents in the United States as a means of assessing the financial strength and quality of reinsurers. In addition, a cedent's own rating may be adversely affected by the lack of a rating of its reinsurer. IPC Re is not licensed or admitted as an insurer in any jurisdiction in the United States and, as a consequence, must generally post letters of credit or other security to cover outstanding claims of, or unearned premiums with respect to, ceding insurers in the United States to enable such insurers to obtain favorable regulatory capital treatment of their reinsurance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     Management is aware of a number of new, proposed or potential legislative or industry changes that may impact upon the worldwide demand for property catastrophe reinsurance. In the United States, Florida and Hawaii have implemented arrangements whereby the state provides catastrophe type property insurance through sponsored state entities. Part of the reinsurance is placed outside of the traditional reinsurance market in the capital markets. (i.e., utilizing capital or derivative market instruments) or in the finite reinsurance market. California has also implemented the formation of the California Earthquake Authority to provide limited earthquake insurance for California residents. Although IPC has been selected to participate, and currently participates, in part of the reinsurance program for this entity, there can be no assurance that such participation will continue. In the United Kingdom, the government has enacted a bill to allow insurers to build claim equalization reserves which might reduce the amount of reinsurance bought. Management is also aware of many potential initiatives by capital market participants to produce alternative products that may compete with the existing catastrophe reinsurance markets. Management is unable to predict the extent to which the foregoing new, proposed or potential initiatives may affect the demand for IPC's products or the risks which may be available for IPC to consider underwriting.

EMPLOYEES

     As of January 1, 1997, IPC employed 15 people on a full-time basis including its Chief Executive Officer, Chief Financial Officer and three underwriters. IPC believes that its employee relations are good. None of

IPC's employees are subject to collective bargaining agreements, and IPC knows of no current efforts to implement such agreements at IPC.

     Many of IPC's employees, including most of its senior management, are employed pursuant to work permits granted by the Bermuda authorities. These permits expire at various times over the next several years. IPC has no reason to believe that these permits would not be extended upon request at their respective expirations.

REGULATION -- BERMUDA

     THE INSURANCE ACT OF 1978, AS AMENDED (THE "INSURANCE ACT"), AND RELATED REGULATIONS. IPC Re is a registered Bermuda insurance company and is subject to regulation and supervision in Bermuda. The applicable Bermudian statutes and regulations generally are designed to protect insureds and ceding insurance companies rather than shareholders. Among other things, such statutes and regulations require IPC Re to maintain minimum levels of capital and surplus; impose restrictions on the amount and type of investments it may hold; prescribe solvency standards that it must meet; limit transfers of ownership of its capital shares and provide for the performance of certain periodic examinations of IPC Re and its financial condition. These statutes and regulations may, in effect, restrict the ability of IPC Re to write new business or, as indicated above, distribute funds to the Company. As a holding company, the Company is not subject to Bermuda insurance regulations. The Insurance Act, which regulates the insurance business of IPC Re, provides that no person shall carry on an insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Minister of Finance (the "Minister"). The Minister, in deciding whether to grant registration, has broad discretion to act as he thinks fit in the public interest. The Minister is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. The registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the Minister may impose at any time.

     An Insurance Advisory Committee appointed by the Minister advises him on matters connected with the discharge of his functions and sub-committees thereof supervise and review the law and practice of insurance in Bermuda, including reviews of accounting and administrative procedures.

     The Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants to the Minister powers to supervise, investigate and intervene in the affairs of insurance companies. Significant aspects of the Bermuda insurance regulatory framework are set forth below.

     CLASSIFICATION OF INSURERS. In March 1995, the Insurance Act was amended to establish four classes of insurers in the area of general business. IPC Re applied to and obtained from the Registrar of Companies in Bermuda (the "Registrar"), who is the chief administrative officer under the Insurance Act, approval as a Class 4 insurer, having met the requirement of a minimum of $100 million of total statutory capital and surplus. The requirements of a Class 4 insurer -- the highest available class -- are intended to assure the world insurance market of the license-holder's long-term stability and sound financial condition. This classification requires that IPC Re not write long-term business without the Minister's approval and, in the event a proposed dividend is in excess of 25% of its statutory capital and surplus, file an affidavit as to solvency, declaring that it will remain in compliance with the solvency margin and minimum capital and surplus requirements. In addition, dividends are prohibited where payment would cause IPC Re to be in breach of the Insurance Act. The solvency margin requirement is the greater of $100 million, 50% of net premiums written (with maximum credit of 25% for reinsurance ceded) or 15% of loss and loss expense reserves. If IPC Re were to reduce its statutory capital by more than 15% of that contained in its Statutory Financial Statements for the prior fiscal year, it would be required to apply to the Minister for approval and file certain required information, including an affidavit declaring that it would remain in compliance with the required solvency margin and continue to have $100 million of statutory capital and surplus. As of January 1, 1997, IPC Re would have been able to pay approximately $123 million in dividends in accordance with the foregoing restrictions. The Company does not expect these requirements to impose any significant limitations on the

Company's liquidity, based on IPC Re's current capital structure and operating results. See note 12 to the Company's Consolidated Financial Statements.

     CANCELLATION OF INSURER'S REGISTRATION. An insurer's registration may be cancelled by the Minister on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act or, if in the opinion of the Minister after consultation with the Insurance Advisory Committee, the insurer has not been carrying on business in accordance with sound insurance principles.

     INDEPENDENT APPROVED AUDITOR. Every registered insurer must appoint an independent auditor who will annually audit and report on the Statutory Financial Statements and the Statutory Financial Return of the insurer, which are required to be filed annually with the Registrar. The independent auditor of the insurer must be approved by the Minister and may be the same person or firm which audits the insurer's financial statements and reports for presentation to its shareholders.

     LOSS RESERVE SPECIALIST. IPC Re, as a registered Class 4 insurer, is required to submit an annual loss reserve opinion when filing the annual Statutory Financial Return. This opinion must be issued by a Loss Reserve Specialist, who, in IPC Re's case, is Mr. Edward Dew, a consulting actuary at the Bermuda office of Tillinghast-Towers Perrin, a leading worldwide independent firm of actuaries. The Loss Reserve Specialist, who will normally be a qualified property/casualty actuary, must be approved by the Minister.

     STATUTORY FINANCIAL STATEMENTS. An insurer must prepare annual Statutory Financial Statements. The Insurance Act prescribes rules for the preparation and substance of such Statutory Financial Statements (which include, in statutory form, a balance sheet, income statement, and a statement of capital and surplus, and notes thereto). The insurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The Statutory Financial Statements are not prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and are distinct from the financial statements prepared for presentation to the insurer's shareholders under the Companies Act 1981 of Bermuda, which financial statements may be prepared in accordance with U.S. GAAP. A Class 4 insurer is required to submit the annual Statutory Financial Statements as part of the annual Statutory Financial Return.

     MINIMUM SOLVENCY MARGIN. The Insurance Act provides that the statutory assets of an insurer must exceed its statutory liabilities by an amount greater than the prescribed minimum solvency margin which varies with the class of the insurer and the insurer's premiums written and loss reserve level. As indicated above, the solvency margin requirement for a Class 4 insurer is the greater of $100 million, 50% of net premiums written (with maximum credit of 25% for reinsurance ceded) or 15% of loss and loss expense reserves. See note 12 to the Company's Consolidated Financial Statements for information with respect to IPC Re's statutory capital and surplus.

     MINIMUM LIQUIDITY RATIO. The Insurance Act provides a minimum liquidity ratio for general business. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. There are certain categories of assets which, unless specifically permitted by the Minister, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in, and advances to, affiliates, real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined).

     ANNUAL STATUTORY FINANCIAL RETURN. IPC Re is required to file with the Registrar a Statutory Financial Return no later than four months after its financial year end (unless specifically extended). The Statutory Financial Return includes, among other matters, a report of the approved independent auditor on the Statutory Financial Statements of the insurer; a declaration of the statutory ratios; a solvency certificate; the Statutory Financial Statements themselves; the opinion of the approved Loss Reserve Specialist and certain details concerning ceded reinsurance. The solvency certificate and the declaration of the statutory ratios must be signed by the principal representative and at least two directors of the insurer who are required to state whether the Minimum Solvency Margin and, in the case of the solvency certificate, the Minimum Liquidity

Ratio, have been met, and the independent approved auditor is required to state whether in its opinion it was reasonable for them to so state and whether the declaration of the statutory ratios complies with the requirements of the Insurance Act. The Statutory Financial Return must include the opinion of the Loss Reserve Specialist in respect of the loss and loss expense provisions of IPC Re. Where an insurer's accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the Statutory Financial Return.

     SUPERVISION, INVESTIGATION AND INTERVENTION. The Minister may appoint an inspector with extensive powers to investigate the affairs of an insurer if the Minister believes that an investigation is required in the interest of the insurer's policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to him, the Minister may direct an insurer to produce documents or information relating to matters connected with the insurer's business.

     If it appears to the Minister that there is a risk of the insurer becoming insolvent, or that it is in breach of the Insurance Act or any conditions imposed upon its registration, the Minister may, among other things, direct the insurer not to take on any new insurance business; not to vary any insurance contract if the effect would be to increase the insurer's liabilities; not to make certain investments; to realize certain investments; to maintain in Bermuda, or transfer to the custody of a Bermuda bank, certain assets; not to declare or pay any dividends or other distributions or to restrict the making of such payments; and/or to limit its premium income.

     An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, the principal office of IPC Re is at IPC's offices in Pembroke, Bermuda and the Company's President and Chief Executive Officer is the principal representative of IPC Re. Without a reason acceptable to the Minister, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days' notice in writing to the Minister is given of the intention to do so. It is the duty of the principal representative, within 30 days of his reaching the view that there is a likelihood of the insurer for which he acts becoming insolvent or its coming to his knowledge, or his having reason to believe, that an "event" has occurred, to make a report in writing to the Minister setting out all the particulars of the case that are available to him. Examples of such an "event" include failure by the insurer to comply substantially with a condition imposed upon the insurer by the Minister relating to a solvency margin or a liquidity or other ratio.

     Although IPC Re is incorporated in Bermuda, it is classified as non-resident of Bermuda for exchange control purposes by the Bermuda Monetary Authority. Pursuant to its non-resident status, IPC Re may hold any currency other than Bermuda Dollars and convert that currency into any other currency (other than Bermuda Dollars) without restriction.

     CERTAIN OTHER CONSIDERATIONS. As "exempted" companies, the Company and IPC Re may not, without the express authorization of the Bermuda legislature or under a license granted by the Minister, participate in certain business transactions, including: (i) the acquisition or holding of land in Bermuda (except that required for its business and held by way of lease or tenancy agreement for a term not exceeding 21 years); (ii) the taking of mortgages on land in Bermuda in excess of $50,000; (iii) the carrying on of business of any kind in Bermuda, except in furtherance of the business of the Company carried on outside Bermuda.

     The Bermuda government actively encourages foreign investment in "exempted" entities like the Company that are based in Bermuda, but do not operate in competition with local businesses. As well as having no restrictions on the degree of foreign ownership, the Company and IPC Re are not currently subject to taxes on their income or dividends or to any foreign exchange controls in Bermuda. In addition, there currently is no capital gains tax in Bermuda.

REGULATION -- UNITED STATES AND OTHER

     IPC Re is not admitted to do business in any jurisdiction except Bermuda. Although IPC Re conducts its operations from Bermuda, it is not permitted to underwrite local risks. The insurance laws of each state of the United States and of many other countries regulate the sale of insurance and reinsurance within their jurisdictions by alien insurers and reinsurers such as IPC Re, which are not admitted to do business within such jurisdictions. With some exceptions, such sale of insurance or reinsurance within a jurisdiction where the insurer is not admitted to do business is prohibited. IPC Re does not intend to maintain an office or to solicit, advertise, settle claims or conduct other insurance activities in any jurisdiction other than Bermuda where the conduct of such activities would require that IPC Re be so admitted.

     In addition to the regulatory requirements imposed by the jurisdictions in which they are licensed, reinsurers' business operations are affected by regulatory requirements in various states of the United States governing "credit for reinsurance" which are imposed on their ceding companies. In general, a ceding company which obtains reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction or state in which the reinsurer files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the liability for unearned premiums and loss reserves and loss expense reserves ceded to the reinsurer. IPC Re is not licensed, accredited or approved in any state in the United States. The great majority of states, however, permit a credit to statutory surplus resulting from reinsurance obtained from a non-licensed or non-accredited reinsurer to be offset to the extent that the reinsurer provides a letter of credit or other acceptable security arrangement. A few states do not allow credit for reinsurance ceded to non-licensed reinsurers except in certain limited circumstances and others impose additional requirements that make it difficult to become accredited. IPC Re is also subject to excise tax in the United States.

     IPC Re does not believe it is in violation of insurance laws of any jurisdiction in the United States. There can be no assurance, however, that inquiries or challenges to IPC Re's reinsurance activities will not be raised in the future. IPC Re believes that its manner of conducting business through its offices in Bermuda has not materially adversely affected its operations to date. There can be no assurance, however, that IPC's location, regulatory status or restrictions on its activities resulting therefrom will not adversely affect its ability to conduct business in the future.

CERTAIN UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS

     The discussion below is only a general summary of certain United States federal income tax considerations that are relevant to certain holders of Common Shares of the Company. It does not address all relevant tax considerations that may be relevant to holders of Common Stock nor does it address tax considerations that may be relevant to certain holders. Investors and prospective investors should consult their own tax advisors concerning federal, state local and non-U.S. tax consequences of ownership and disposition of Common Shares.

     TAXATION OF THE COMPANY AND IPC RE. The Company and IPC Re are Bermuda corporations; neither files United States tax returns. IPC Re believes that it operates in such a manner that it is not subject to U.S. tax (other than U.S. excise tax on reinsurance premiums and withholding tax on certain investment income from U.S. sources) because it does not engage in a trade or business in the United States. However, because definitive identification of activities which constitute being engaged in a trade or business in the United States is not provided by the Internal Revenue Code of 1986, as amended (the "Code"), or regulations or court decisions, there can be no assurance that the Internal Revenue Service will not contend that the Company and/or IPC Re is engaged in a trade or business in the United States. If IPC Re were engaged in a trade or business in the United States (and, if IPC Re were to qualify for benefits under the income tax treaty between the United States and Bermuda, such trade or business were attributable to a "permanent establishment" in the United States), IPC Re would be subject to U.S. tax at regular corporate rates on its income that is effectively connected with its U.S. trade or business, plus an additional 30% "branch profits" tax on such income remaining after the regular tax, in which case the Company's earnings and shareholders' equity could be materially adversely affected.

     IPC Re pays premium excise taxes in the United States (1%), Australia (3%), and certain other jurisdictions. From time to time, U.S. legislation has been proposed which would increase such tax to 4%.

     CONTROLLED FOREIGN CORPORATION RULES. Each "United States shareholder" of a "controlled foreign corporation" ("CFC") who owns shares in the CFC on the last day of the CFC's taxable year must include in its gross income for United States federal income tax purposes its pro-rata share of the CFC's "subpart F income", even if the subpart F income is not distributed. For these purposes, any U.S. person who owns, directly or indirectly through foreign persons, or is considered to own under applicable constructive ownership rules of the Code, 10% or more of the total combined voting power of all classes of stock of a foreign corporation will be considered to be a "United States shareholder". In general, a foreign insurance company such as IPC Re is treated as a CFC only if such "United States shareholders" collectively own more than 25% of the total combined voting power or total value of the company's stock for an uninterrupted period of 30 days or more during any tax year. AIG owns 24.4% of the Common Shares and the AIG Option, although, pursuant to the Bye-laws, the combined voting power of these shares is limited to less than 10% of the combined voting power of all shares. The Company believes that, because of the dispersion of the Company's share ownership among holders other than AIG and because of the restrictions on transfer, issuance or repurchase of the Common Shares, shareholders of the Company will not be subject to treatment as "United States shareholders" of a CFC. In addition, because under the Bye-laws no single shareholder (including AIG) is permitted to exercise as much as 10% of the total combined voting power of the Company, shareholders of the Company should not be viewed as "United States shareholders" of a CFC for purposes of these rules. There can be no assurance, however, that these rules will not apply to shareholders of the Company. Accordingly, U.S. persons who might, directly or through attribution, acquire 10% or more of the Common Shares of the Company should consider the possible application of the CFC rules.

     RELATED PERSON INSURANCE INCOME RULES. If IPC Re's related person insurance income ("RPII") were to equal or exceed 20% of IPC Re's gross insurance income in any taxable year, a U.S. person who owns Common Shares directly or indirectly on the last day of the taxable year would likely be required to include in its income for U.S. federal income tax purposes the shareholder's pro-rata share of IPC Re's RPII for the taxable year, determined as if such RPII were distributed proportionately to such United States shareholders at that date regardless of whether such income is distributed. The amount of RPII earned by IPC Re (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. shareholder of IPC Re or any person related to such shareholder, including the Company) will depend on a number of factors, including the geographic distribution of IPC Re's business and the identity of persons directly or indirectly insured or reinsured by IPC Re. Although IPC Re does not believe that the 20% threshold was met in taxable years 1994, 1995 or 1996, some of the factors which determine the extent of RPII in any period may be beyond the control of IPC Re. Consequently, there can be no assurance that IPC Re's RPII will not equal or exceed 20% of its gross insurance income in any taxable year.

     The RPII rules provides that if a shareholder who is a U.S. person disposes of shares in a foreign insurance corporation that has RPII (even if the amount of RPII is less than 20% of the corporation's gross insurance income) and in which U.S. persons own 25% or more of the shares, any gain from the disposition will generally be treated as ordinary income to the extent of the shareholder's share of the corporation's undistributed earnings and profits that were accumulated during the period that the shareholder owned the shares (whether or not such earnings and profits are attributable to RPII). In addition, such a shareholder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the shareholder. These rules should not apply to dispositions of Common Shares because the Company is not itself directly engaged in the insurance business and because proposed U.S. Treasury regulations appear to apply only in the case of shares of corporations that are directly engaged in the insurance business. There can be no assurance, however, that the Internal Revenue Service will interpret the proposed regulations in this manner or that the applicable regulations will not be promulgated in final form in a manner that would cause these rules to apply to disposition of Common Shares.

     TAX-EXEMPT SHAREHOLDERS. Recently enacted legislation generally requires tax-exempt entities to treat certain subpart F insurance income, including RPII, that is includible in income by the tax-exempt entity as unrelated business taxable income.

ITEM 2.  PROPERTIES

     Pursuant to an administrative services agreement with American International Company, Limited ("AICL"), a wholly-owned subsidiary of AIG, IPC is allocated office space in AICL's building in Bermuda and IPC's principal executive offices are located there. The address of the principal executive offices is American International Building, 29 Richmond Road, Pembroke HM 08, Bermuda and its telephone number is (441) 295-2121. In addition, the Company leases office space located in London, England.

ITEM 3.  LEGAL PROCEEDINGS

     IPC will be subject to litigation and arbitration in the ordinary course of its business. IPC currently is not involved in any material pending litigation or arbitration proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the year ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SHAREHOLDER MATTERS

     The Common Shares have been included for trading on the Nasdaq National Market under the symbol "IPCRF".

     The following table sets forth, for the periods indicated, the high and low sales prices for the Common Shares as reported by the Nasdaq National Market. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and do not necessarily represent actual transactions.

                                                                       HIGH          LOW
                                                                      -------      -------
    Quarter ended March 31, 1996 (from March 14, 1996)...........     $22.250      $19.875
    Quarter ended June 30, 1996..................................      21.625       19.000
    Quarter ended September 30 ,1996.............................      20.750       19.500
    Quarter ended December 31, 1996..............................      22.875       19.625

     As of March 18, 1997, there were 208 holders of record of Common Shares.

     In June, September, and December 1996, respectively, the Company paid dividends of $0.2875, $0.2875 and $0.3175 per Common Share. Prior to June 1996, the Company did not pay any dividends. It is the Company's current intention to distribute approximately 30% of net income, if any, on a quarterly basis. The actual amount and timing of any future dividends is at the discretion of the Board and is dependent upon the profits and financial requirements of the Company, as well as loss experience, business opportunities and any other factors that the Board deems relevant. In addition, if the Company has funds available for distribution, it may nevertheless determine that such funds should be retained for the purposes of replenishing capital, expanding premium writings or other purposes. The Company is a holding company, whose principal source of income is cash dividends and other permitted payments from IPC Re. The payment of dividends from IPC Re to the Company is restricted under Bermuda law and regulation, including Bermuda insurance law. Under the Insurance Act, IPC Re is prohibited from paying dividends of more than 25% of its statutory capital and surplus at the beginning of the fiscal year unless it files an affidavit stating it will continue to meet the required solvency margin and minimum liquidity ratio requirements, and from declaring or paying dividends without the approval of the Minister of Finance if it failed to meet its required margins from the previous fiscal year. The maximum amount of dividends which could be paid by IPC Re to the Company at January 1, 1997 without such notification is approximately $123,475,000. The Insurance Act also requires IPC Re to maintain a minimum solvency margin and minimum liquidity ratio and prohibits dividends which would result in a breach of these requirements. In addition, IPC Re is prohibited under the Insurance Act from reducing its opening total statutory capital by more than 15% without the approval of the Minister of Finance. As a result of these factors, there can be no assurance that the Company's dividend policy will not change or that the Company will declare or pay any dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The historical consolidated financial data presented below as of and for each of the periods ended December 31, 1996, 1995 and 1994 were derived from the Company's consolidated financial statements which are incorporated herein by reference to the Annual Report. The selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and related notes thereto, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" also contained in the Annual Report and incorporated herein by reference.

                                                 YEAR ENDED DECEMBER 31,
                                           -----------------------------------     PERIOD MAY 20,
                                                                                    1993 THROUGH
                                             1996         1995         1994       DECEMBER 31, 1993
                                           ---------    ---------    ---------    -----------------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF INCOME DATA
  Premiums written......................    $ 111,569     $104,096     $ 85,610          $ 15,387
  Premiums earned.......................      113,642      101,541       74,667             5,035
  Net investment income.................       28,883       22,855       16,762             6,370
  Loss and loss expenses incurred.......       32,732       36,657       31,570                --
  Acquisition costs.....................       11,849       10,315        7,665               516
  General & administrative
     expenses(1)........................        9,250        6,112        4,708             1,351
  Realized capital gains/(losses).......        3,871        2,973       (1,053)                8
  Net income............................    $  92,565     $ 74,285     $ 46,433          $  9,546
  Net income per Common Share(2)........        $3.55        $2.90        $1.85             $0.38
  Weighted average shares
     outstanding(2).....................   26,080,744   25,618,719   25,130,454        25,073,598
  Dividend per Common Share(3)..........      $0.8925           --           --                --
OTHER DATA
  Loss and loss expense ratio(4)........        28.8%        36.1%        42.3%              0.0%
  Expense ratio(4)......................        19.2%        17.4%        16.9%             36.9%
  Combined ratio(4).....................        48.0%        53.5%        59.2%             36.9%
  Return on average equity(5)...........        19.9%        19.1%        14.5%              6.2%
BALANCE SHEET DATA (AT END OF PERIOD)
  Total cash and investments............    $ 503,846     $444,082     $354,697          $302,342
  Reinsurance balances receivable.......       25,687       25,451       19,285             8,165
  Total assets..........................      548,081      485,248      387,327           319,690
  Reserve for losses and loss
     expenses...........................       28,483       24,717       17,976                --
  Unearned premiums.....................       21,898       23,971       21,416            10,338
  Total shareholders' equity............      496,135      434,292      347,183           309,007
  Book value per Common Share(6)........       $18.93       $16.58       $13.76            $12.36

---------------

(1) Includes gains and losses arising from foreign exchange.

(2) Net income per Common Share is based upon the weighted average number of Common Shares outstanding during the relevant period, after giving effect to the Exchange. The weighted average number of shares includes Common Shares and the dilutive effect of the AIG Option and employee stock options, using the treasury stock method. The weighted average number of shares for 1995 and prior are pro forma.

(3) Dividend per Common Share is based on the number of outstanding Common Shares as of December 31, 1996 of 25,000,000.

(4) The loss and loss expense ratio is calculated by dividing the losses and loss expenses incurred by the net premiums earned. The expense ratio is calculated by dividing the sum of acquisition costs and general and administrative expenses (excluding gains and losses from foreign exchange) by net premiums earned. The combined ratio is the sum of the loss and loss expense ratio and the expense ratio.

(5) Return on average equity equals the annual net income divided by the average of the shareholders' equity on the first and last day of the respective period.

(6) Book value per Common Share is based on the number of Common Shares outstanding on the relevant date (after giving effect to the Exchange), after considering the effect of the AIG Option as of each date presented and after considering the effect of options granted to employees, calculated on the basis described in note (2) above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required for this item is incorporated herein by reference to the narrative contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required for this item is incorporated herein by reference to the consolidated financial statements of the Company contained in the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The information concerning directors required for this item is incorporated herein by reference to the information contained under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required for this item is incorporated herein by reference to the information contained under the caption "Executive Compensation" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required for this item is incorporated herein by reference to the information contained under the caption "Beneficial Ownership of Common Shares" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required for this item is incorporated herein by reference to the information contained under the caption "Certain Relationships with AIG and Other Original Shareholders" in the Proxy Statement.

     The fees payable to AICL in connection with the provision of administrative services pursuant to an administrative services agreement between IPC and AICL are equal to 2.5% of the first $500 million of annual gross premiums written, 1.5% of the next $500 million and 1% of any additional gross premiums written. This administrative services agreement terminates on June 30, 2003 and is automatically renewed thereafter for successive three-year terms unless prior written notice to terminate is delivered by or to AICL at least 180 days prior to the end of such three-year term.

     AIG Global Investment Corp. (Ireland) Ltd. ("AIGIC"), an indirect wholly-owned subsidiary of AIG, provides investment advisory services to IPC pursuant to an investment advisory agreement that has a three year term expiring June 30, 1999 and is automatically renewed thereafter for successive three year periods subject to termination prior to the end of any such three year period by either party on 90 days' written notice. IPC pays AIGIC an annual fee of .35% on the first $100 million of funds under management, .25% on the next $100 million of funds under management and .15% on all funds managed greater than $200 million.

     AIG Global Investment Trust Services Limited ("AIGTS"), an indirect wholly-owned subsidiary of AIG based in Ireland, provides custodial services to IPC pursuant to a custodial agreement that provides for an annual fee of .04% of the market value of the portfolio plus reimbursement of fees and out-of-pocket expenses, and may be terminated by either party upon 90 days' written notice.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements and Exhibits

   1.  Financial Statements

       The following Consolidated Financial Statements of the Company and Report of Independent Public Accountants are incorporated herein by reference to pages 21 to 39 of the Annual Report:

         Report of Independent Public Accountants.
         Consolidated balance sheets as of December 31, 1996 and 1995. Consolidated statements of income for the years ended December 31,
       1996, 1995 and 1994.
         Consolidated statements of changes in shareholders' equity for the years ended December 31, 1996,
         1995 and 1994.
         Consolidated statements of cash flows for the years ended December 31, 1996, 1995 and 1994.
         Notes to the Consolidated Financial Statements.

   2.  Financial Statement Schedules

       Report of Independent Public Accountants on Schedules.
       Schedule II -- Condensed Financial Information of Registrant.
       Schedule III -- Supplementary Insurance Information of Subsidiary for the years ended December 31, 1996, 1995 and 1994.
       Schedule IV -- Supplementary Information concerning Reinsurance for the years ended December 31, 1996, 1995 and 1994.

   3.  Exhibits

   EXHIBIT                                                                          METHOD OF
   NUMBER                               DESCRIPTION                                  FILING
   ------   -------------------------------------------------------------------  ---------------
    2.2     Board Resolution authorizing the Exchange                                   *
    3.1     Memorandum of Association of the Company                                    *
    3.2     Amended and Restated Bye-Laws of the Company                                *
    3.3.    Form of Memorandum of Increase of Share Capital                             *
    3.4     Form of Registration Rights Agreement                                       *
    4.1     Form of Share Certificate                                                   *
   10.1A    Termination Agreement among the Company and its previous                    *
              shareholders
   10.1B    Amendment No. 1 to the Termination Agreement dated as of                    *
              February 15, 1996
   10.2     Form of Amended and Restated Option Agreement entered into between          *
              the Company and AIG
   10.3     IPC Holdings, Ltd. Stock Option Plan                                        *
   10.4     IPC Re Defined Contribution Plan                                            *
   10.5     Amended and Restated Administrative Services Agreement among IPC            *
              and AICL
   10.6     Investment Management Agreement between IPC Re and AIGIC and                *
              addendum thereto
   10.7     Investment Sub-Advisory Agreement between AIGIC and AIG Global              *
              Investment Corp. Ltd (Europe) (formerly known as Dempsey &
              Company International Limited)
   10.8     Custodial Agreement between AIGTS and IPC Re                                *
   10.9     Retirement Agreement between IPC Re and James P. Bryce                      *
   10.10    Retirement Agreement between IPC Re and Peter J.A. Cozens                   *
   11.1     Statement regarding Computation of Per Share Earnings                Filed herewith

   EXHIBIT                                                                          METHOD OF
   NUMBER                               DESCRIPTION                                  FILING
   ------   -------------------------------------------------------------------  ---------------
   13.1     Portions of the Annual Report incorporated herein by reference       Filed herewith
   21.1     Subsidiary of the Registrant                                                *
   23.1     Consent of Arthur Andersen & Co.                                     Filed herewith
   27.1     Financial Data Schedule                                              Filed herewith

---------------
* Incorporated by reference to the corresponding exhibit in the Company's Registration Statement on Form S-1 (No. 333-00088).

(b) Reports on Form 8-K.

     No reports were filed on Form 8-K during the fourth quarter of 1996.

                               IPC HOLDINGS, LTD.

                               INDEX TO SCHEDULES

SCHEDULE/REPORT                                                               PAGE
     Report of Independent Public Accountants on Schedules................     25

     Schedule II   -- Condensed Financial Information of Registrant.......     26

     Schedule III  -- Supplementary Insurance Information of Subsidiary
                      for the years ended December 31, 1996, 1995 and
                      1994................................................     27

     Schedule IV   -- Supplementary Information concerning Reinsurance for
                      the years ended December 31, 1996, 1995 and 1994....     28

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
  Shareholders of IPC Holdings, Ltd.

     We have audited in accordance with generally accepted accounting standards the consolidated financial statements of IPC Holdings, Ltd. and subsidiary as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996 included in IPC Holdings, Ltd.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 3, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the accompanying index are the responsibility of management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN & CO.
Hamilton, Bermuda
February 3, 1997

                                                                     SCHEDULE II

                               IPC HOLDINGS, LTD.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEET
                                (PARENT COMPANY)
               (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                                                         AS OF DECEMBER 31,
                                                                       -----------------------
                                                                         1996           1995
                                                                       --------       --------
ASSETS:
     Cash............................................................  $    580       $     51
     Investment in wholly-owned subsidiary...........................   496,848        435,791
     Other assets....................................................       363              0
                                                                       --------       --------
     Total assets....................................................  $497,791       $435,820
                                                                       ========       ========

LIABILITIES:
     Payable to Subsidiary...........................................  $  1,625       $     22
     Other liabilities...............................................        31          1,528
                                                                       --------       --------
     Total liabilities...............................................  $  1,656       $  1,550

SHAREHOLDERS' EQUITY:
     Share Capital -- 1996: 25,000,000 shares outstanding, par value
                      $0.01
                      1995: 1,000 shares outstanding, par value
                      $200...........................................  $    250       $    200
     Additional paid in capital......................................   299,267        299,317
     Unrealized gain/(loss) on investments...........................    (3,898)         4,511
     Retained earnings...............................................   200,516        130,264
                                                                       --------       --------
     Total shareholders' equity......................................   496,135        434,292
                                                                       --------       --------
     Total liabilities and shareholders' equity......................  $497,791       $435,820
                                                                       ========       ========

                              STATEMENT OF INCOME
                                (PARENT COMPANY)
               (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                                                  YEAR ENDED DECEMBER 31,
                                                            -----------------------------------
                                                             1996          1995          1994
                                                            -------       -------       -------
Interest Income...........................................  $    50       $    --       $     1
Expenses:
     Operating Costs and expenses, net....................    3,226         1,515            --
                                                            -------       -------       -------
(Loss)/profit before equity in net income of wholly-owned
  subsidiary..............................................   (3,176)       (1,515)            1
Equity in net income of wholly-owned subsidiary...........   95,741        75,800        46,432
                                                            -------       -------       -------
Net Income available to common shareholders...............  $92,565       $74,285       $46,433
                                                            =======       =======       =======

                                                                    SCHEDULE III

                       IPC HOLDINGS, LTD. AND SUBSIDIARY

                 SUBSIDIARY SUPPLEMENTARY INSURANCE INFORMATION

               (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                           FUTURE POLICY
                             BENEFITS,                                          BENEFITS,   AMORTIZATION
                 DEFERRED     LOSSES,                                            CLAIMS,     OF DEFERRED
                  POLICY      CLAIMS                                  NET      LOSSES AND      POLICY       OTHER
                ACQUISITION   AND LOSS    UNEARNED     PREMIUM    INVESTMENT   SETTLEMENT    ACQUISITION  OPERATING    PREMIUMS
SEGMENT            COST       EXPENSE     PREMIUMS     REVENUE      INCOME      EXPENSES        COSTS      EXPENSES    WRITTEN
-------------------------- ------------- ----------- ------------ ----------- ------------- ------------- ---------- ------------
1996:
    Property &
      Similar...   $2,354     $28,483      $21,898     $113,642     $28,833      $32,732       $11,849      $6,656     $111,569
1995:
    Property &
      Similar...    2,441      24,717       23,971      101,541      22,855       36,657        10,315       5,862      104,096
1994:
    Property &
      Similar...    2,188      17,976       21,416       74,667      16,762       31,570         7,665       4,963       85,610

                                                                     SCHEDULE IV

                                  REINSURANCE

               (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                        CEDED TO       ASSUMED                      PERCENTAGE OF
                                         OTHER        FROM OTHER        NET            AMOUNT
                       GROSS AMOUNT    COMPANIES      COMPANIES      AMOUNT(1)     ASSUMED TO NET
                       ------------   ------------   ------------   ------------   ---------------
1996:
     Property &
       Similar.......    $ --           $ --           $111,569       $111,569           100%
1995:
     Property &
       Similar.......    $ --           $ --            104,096        104,096           100%
1994:
     Property &
       Similar.......    $ --           $ --             85,610         85,610           100%

---------------
(1) Premiums Written

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Pembroke, Bermuda, on the 31st day of March, 1997.

                                          IPC HOLDINGS, LTD.

                                          By:       /s/ JOHN P. DOWLING

                                            ------------------------------------
                                                      John P. Dowling
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

                  SIGNATURE                                 TITLE                    DATE
----------------------------------------------  ------------------------------  ---------------

           /s/ JOSEPH C.H. JOHNSON              Chairman of the Board of        March 31, 1997
----------------------------------------------    Directors
             Joseph C.H. Johnson

             /s/ JOHN P. DOWLING                President, Chief Executive      March 31, 1997
----------------------------------------------    Officer and Director
               John P. Dowling

              /s/ JOHN R. WEALE                 Vice President and Chief        March 31, 1997
----------------------------------------------    Financial Officer
                John R. Weale

            /s/ MICHAEL L. BOURIS               Director                        March 31, 1997
----------------------------------------------
              Michael L. Bouris

                /s/ RON HIRAM                   Director                        March 31, 1997
----------------------------------------------
                  Ron Hiram

   /s/ DR. THE HONOURABLE CLARENCE E. JAMES     Director                        March 31, 1997
----------------------------------------------
     Dr. the Honourable Clarence E. James

               /s/ FRANK MUTCH                  Director                        March 31, 1997
----------------------------------------------
                 Frank Mutch

             /s/ JOHN T. SCHMIDT                Director                        March 31, 1997
----------------------------------------------
               John T. Schmidt

                                  EXHIBIT INDEX

Exhibit
Number          Description                            Method of filing
------          -----------                            ----------------

2.2       Board Resolution authorizing the
          Exchange                                     *

3.1       Memorandum of Association of the Company
                                                       *

3.2       Amended and Restated Bye-Laws of the
          Company                                      *

3.3.      Form of Memorandum of Increase of Share
          Capital                                      *

3.4       Form of Registration Rights Agreement        *

4.1       Form of Share Certificate                    *

10.1A     Termination Agreement among the Company
          and its previous shareholders                *

10.1B     Amendment No. 1 to the Termination
          Agreement dated as of February 15,           *
          1996

10.2      Form of Amended and Restated Option
          Agreement entered into between the
          Company and AIG                              *

10.3      IPC Holdings, Ltd. Stock Option Plan         *

10.4      IPC Re Defined Contribution Plan             *

10.5      Amended and Restated Administrative
          Services Agreement among IPC and AICL        *

10.6      Investment Management Agreement between
          IPC Re and AIGIC and addendum thereto        *

10.7      Investment Sub-Advisory Agreement
          between AIGIC and AIG Global Investment
          Corp. Ltd (Europe) (formerly known as
          Dempsey & Company International Limited)     *

10.8      Custodial Agreement between AIGTS and
          IPC Re                                       *

10.9      Retirement Agreement between IPC Re and
          James P. Bryce                               *

10.10     Retirement Agreement between IPC Re and
          Peter J.A. Cozens                            *

11.1      Statement regarding Computation of Per
          Share Earnings                               Filed herewith

13.1      Portions of the Annual Report
          incorporated herein by reference             Filed herewith

21.1      Subsidiary of the Registrant                 *

23.1      Consent of Arthur Andersen & Co.             Filed herewith

27.1      Financial Data Schedule                      Filed herewith


(*) Incorporated by reference to the corresponding exhibit in the Company's Registration Statement on Form S-1 (No. 333-00088)