Form 10-Q
period 1997-03-31
IPC HOLDINGS LTD
filed 1997-05-13
CIK 909815

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:   MARCH 31, 1997

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ............. TO ...............

COMMISSION FILE NUMBER:          0-27662

                               IPC HOLDINGS, LTD.
             (Exact name of registrant as specified in its charter)


         BERMUDA                                         NOT APPLICABLE
-------------------------------                        -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


   AMERICAN INTERNATIONAL BUILDING, 29 RICHMOND ROAD, PEMBROKE, HM 08, BERMUDA
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (441) 295-2121
              ----------------------------------------------------
              (Registrant's telephone number, including area code)




   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes .X .  No ........


The number of outstanding shares of IPC Holdings, Ltd. common stock, par value U.S. $0.01 per share, as of May 9, 1997 was 25,006,937.

                                 TOTAL PAGES 12
                        EXHIBIT INDEX LOCATED ON PAGE 10

                                              PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                            IPC HOLDINGS, LTD. AND SUBSIDIARY
                                               CONSOLIDATED BALANCE SHEETS


                  (Expressed in thousands of United States dollars, except for per share amounts)
------------------------------------------------------------------------------------------------------------------------


                                                                As of                      As of
                                                           March 31, 1997           December 31, 1996
                                                           --------------           -----------------
                                                             (unaudited)                (audited)
ASSETS:

Fixed maturity investments:
  Available for sale, at fair market value (Amortized
  cost 1997: $272,911; 1996:  $254,890)                         $263,836                   $250,992
  Held to maturity, at amortized cost (Fair market value
  1997:  $222,729; 1996:  $229,464)                              226,622                    229,057
Cash and cash equivalents                                         33,530                     23,797
Reinsurance balances receivable (Related party 1997:
    $9,807; 1996: $3,097)                                         58,463                     25,687
Accrued investment income                                         13,488                     15,015
Deferred acquisition costs                                         6,371                      2,354
Prepaid expenses and other assets                                  2,956                      1,179
                                                                --------                   --------
                TOTAL ASSETS                                    $605,266                   $548,081
                                                                ========                   ========

LIABILITIES:

Reserve for losses and loss adjustment expenses                  $27,482                    $28,483
Unearned premiums                                                 64,906                     21,898
Accounts payable and accrued liabilities (Related party
    1997: $1,451; 1996: $825)                                      2,346                      1,565
                                                               ---------                   --------
                TOTAL LIABILITIES                                 94,734                     51,946
                                                               ---------                   --------

SHAREHOLDERS' EQUITY:


Share capital (25,000,000 shares, par value U.S. $0.01,
outstanding)                                                         250                        250
Additional paid in capital                                       299,267                    299,267
Unrealized gain (loss) on investments                             (9,075)                    (3,898)
Retained earnings                                                220,090                    200,516

                                                                --------                   --------
                TOTAL SHAREHOLDERS' EQUITY                       510,532                    496,135
                                                                --------                   --------

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $605,266                   $548,081
                                                                ========                   ========

            See accompanying Notes to Consolidated Financial Statements


                                         IPC HOLDINGS, LTD. AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF INCOME


                  (Expressed in thousands of United States dollars, except for per share amounts)
------------------------------------------------------------------------------------------------------------------------

                                                                         Quarter Ended March 31,
                                                                         -----------------------

                                                                      1997                         1996
                                                                      ----                         ----
                                                                 (unaudited)                  (unaudited)

REVENUES:


Premiums written (Related party  1997: $7,069;  1996: $5,925)         $71,415                     $61,808
Change in unearned premiums                                           (43,008)                   (33,975)
                                                                -------------                ------------
Premiums earned                                                        28,407                      27,833
Net investment income                                                   7,602                       6,726
Realized capital gains (losses), net                                     (322)                      3,503
                                                                -------------                ------------
                TOTAL REVENUES                                         35,687                      38,062
                                                                -------------                ------------

EXPENSES:




Losses and loss adjustment expenses                                     2,464                       6,634
Acquisition costs (Related party  1997: $733; 1996: $558)               2,879                       2,657
General and administrative expenses (Related party 1997:
$710; 1996: $1,540)                                                     2,056                      2,202
Exchange (gain) loss, net                                                 776                       (475)
                                                                 ------------               ------------
                TOTAL EXPENSES                                          8,175                     11,018
                                                                 ------------               ------------
                NET INCOME                                            $27,512                    $27,044
                                                                 ============               ============




Net income per common share                                           $1.04                      $1.03


Weighted average number of shares                                 26,346,576                   26,140,361


Dividends declared per share                                         $0.3175                      $--


                    See accompanying Notes to Consolidated Financial Statements


                                            IPC HOLDINGS, LTD. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (Expressed in thousands of United States dollars)

------------------------------------------------------------------------------------------------------------------------

                                                                  Quarter Ended March 31,
                                                                  -----------------------
                                                                 1997                   1996
                                                                 ----                   ----
                                                             (unaudited)               (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                       $27,512                $27,044
Adjustments to reconcile net income to cash provided
    by operating activities:
    Amortization of investment premium, net                          479                    944
    Realized capital (gains) losses, net                             322                 (3,503)
    Changes in, net:
       Reinsurance balances receivable                           (32,776)               (24,610)
       Accrued investment income                                   1,527                 (1,770)
       Deferred acquisition costs                                 (4,017)                (3,553)
       Prepaid expenses and other assets                          (1,777)                (1,090)
       Reserve for losses and loss adjustment expenses            (1,001)                   396
       Unearned premiums                                          43,008                 33,975
       Accounts payable and accrued liabilities                      781                   (610)
                                                               ---------              ---------
                                                                  34,058                 27,223
                                                               ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of fixed maturity investments:
    Available for sale                                           (72,987)              (242,246)
    Held to maturity                                             (17,814)               (16,059)
Proceeds from sales of fixed maturity investments
    Available for sale                                            54,064                217,686
    Held to maturity                                                   0                      0
Proceeds from maturities of fixed maturity investments
    Available for sale                                               600                      0
    Held to maturity                                              19,750                  4,000
                                                               ---------              ---------
                                                                 (16,387)               (36,619)
                                                               ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash dividends paid to shareholders                               (7,938)                     0
                                                               ---------              ---------
Net increase (decrease) in cash and cash equivalents               9,733                 (9,396)
Cash and cash equivalents at beginning of period                  23,797                 18,109
                                                               ---------              ---------
Cash and cash equivalents at end of period                       $33,530                 $8,713
                                                               =========              =========

                    See accompanying Notes to Consolidated Financial Statements

                        IPC HOLDINGS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Expressed in thousands of United States dollars, except for per share amounts)
                                   (unaudited)

--------------------------------------------------------------------------------


1.  GENERAL:

    The consolidated interim financial statements presented herein have been prepared on the basis of United States generally accepted accounting principles ("GAAP") and include the accounts of IPC Holdings, Ltd. (the
    "Company") and its wholly owned subsidiary, International Property Catastrophe Reinsurance Company, Ltd. ("IPC Re" and, together with the Company, "IPC"). In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three month periods ended March 31, 1997 and 1996, the balance sheet at March 31, 1997 and the cash flows for the three month periods ended March 31, 1997 and 1996. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1996. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.  DIVIDENDS:

    On February 28, 1997, the Directors approved the payment of a dividend of $0.3175 per share on March 27, 1997, to shareholders of record on March 11, 1997.


    On April 25, 1997, the Directors declared an extraordinary dividend of $1.00 per share, in addition to a quarterly dividend of $0.3175 per share. The total dividend of $1.3175 will be payable on June 26, 1997, to shareholders of record on June 10, 1997.


3.  NET INCOME PER SHARE:


    Net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Stock options held by a shareholder of the Company were considered common stock equivalents and were included in the weighted average shares outstanding using the treasury stock method. Stock options granted to employees on February 15, 1996, July 25, 1996 and January 2, 1997 were also considered common stock equivalents for the purpose of computing net income per share.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" (SFAS 128) which is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement. SFAS 128 requires restatement of all prior-period EPS data presented.

    The Company will comply with the requirements of SFAS 128 beginning with its annual financial statements for the year ending December 31, 1997. For the quarter ended March 31, 1997 and 1996, under SFAS 128 the Company would have reported earnings per share as follows:

                                                   Quarter Ended March 31,
                                                   -----------------------
                                                  1997                   1996
                                                  ----                   ----
    Basic EPS                                    $1.10                  $1.08
    Diluted EPS                                  $1.05                  $1.03

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    RESULTS OF OPERATIONS, QUARTERS ENDED MARCH 31, 1997 AND 1996


    In the quarters ended March 31, 1997 and 1996, IPC wrote premiums of $71.4 million and $61.8 million, respectively, an increase of 15.5%. IPC Re wrote business for new clients and had better signings from existing clients, although the increase was partly offset by rate reductions, typically of 10% to 15% but as high as 20%, in some cases. New business included $4.1 million of written premiums from the California Earthquake Authority. Premiums earned in the three months ended March 31, 1997 were $28.4 million, compared to $27.8 million in the same period in 1996, an increase of 2.1%. Premiums earned did not grow proportionately to written premiums, because some programs were written which had policy periods greater than twelve months.

    Investment income was $7.6 million in the quarter ended March 31, 1997, compared to $6.7 million for the quarter ended March 31, 1996, an increase of 13.0%. This increase was due to the improved yield of 5.9% compared to 5.7% in the three months ended March 31, 1996, as well as the increased average investment base, which was 8.4% larger.

    There was a net realized loss from the sale of investments in the quarter ended March 31, 1997 of $0.3 million, compared to a net gain in the same period of 1996 of $3.5 million. Net realized gains and losses fluctuate from period to period, depending on the individual securities sold, as recommended by IPC's investment advisor.

    In the three months ended March 31, 1997, incurred losses were $2.5 million, compared to $6.6 million in the corresponding period last year. There was very little claim activity in the three months ended March 31, 1997, with the majority of the incurred losses related to reserves established for current year property, marine and aviation business, offset by reductions from prior year claims. Accordingly, IPC's loss and loss expense ratio (the ratio of losses and loss adjustment expenses to premiums earned) was 8.7%, compared to 23.8% in the corresponding period of 1996.

    Acquisition costs incurred, which consist primarily of commissions and brokerage fees paid to intermediaries for the production of business, were $2.9 million for the quarter ended March 31, 1997, compared to $2.7 million in the same period of 1996. Certain contracts have been written with profit commission clauses, which return a portion of the net underwriting profits generated from those contracts as a commission to the insureds. This has resulted in an increase in the level of acquisition cost as a percentage of premiums earned. General and administrative expenses were $ 2.1 million in the quarter ended March 31, 1997, in comparison to $ 2.2 million in the corresponding period in 1996. In 1996, general and administrative expenses included $0.4 million in respect of the Company's initial public offering. IPC's expense ratio (the ratio of acquisition costs plus general and administrative expenses, to premiums earned) was 17.4% for the quarter ended March 31, 1997 compared to 17.5% for the corresponding period in 1996.


    The following table summarizes the loss and loss expense ratio, expense ratio and combined ratio (sum of loss and loss expense ratio, plus expense ratio) for the three months ended March 31, 1997 and 1996, respectively:

                                                 Quarter ended March 31,
                                                 -----------------------
                                                 1997              1996
                                                 ----              ----
    Loss & Loss Expense Ratio                    8.7%             23.8%
    Expense Ratio                               17.4%             17.5%
    Combined Ratio                              26.1%             41.3%


    Net income for the three months ended March 31, 1997 was $27.5 million, compared to $27.0 million for the corresponding period in 1996, an increase of 1.7%. Excluding the effects of realized gains and losses arising from the sale of investments, net operating income for the first quarter of 1997 was $27.8 million, compared to $23.5 million for the first quarter of 1996, an increase of 18.2%.

LIQUIDITY AND CAPITAL RESOURCES


    The Company's cash flows will continue to rely primarily on cash dividends and reimbursement of expenses from IPC Re. The dividends that IPC Re may pay are limited under Bermuda legislation. The Bermuda Insurance Act of 1978 and subsequent amendments thereto require IPC Re to maintain a minimum solvency margin and a minimum liquidity ratio. The maximum dividend payable by IPC Re in accordance with these restrictions as of January 1, 1997 was approximately $123.5 million.

    IPC Re's sources of funds consist of premiums written, investment income and proceeds from sales and redemptions of investments. Cash is used primarily to pay losses and loss adjustment expenses, brokerage commissions, excise taxes, general and administrative expenses and dividends. The potential for a large catastrophe means that unpredictable and substantial payments may need to be made within relatively short periods of time. Hence the Company's cash flows may fluctuate significantly from period to period.


    Cash flows from operating activities in the first three months of 1997 were $34.1 million compared to $27.2 million in the first three months of 1996, which represents an increase of 25.1%.


    Net cash flows used in investing activities in the first three months of 1997 were $16.4 million. In addition, dividends of $7.9 million were paid to shareholders on March 27, 1997. Cash and cash equivalents increased by $9.7 million in the three months, resulting in a balance of $33.5 million at March 31, 1997. At March 31, 1997, 69.9% of IPC's fixed income portfolio (based on market value) was held in United States Treasury notes and in securities rated AAA. The average modified duration of IPC's fixed income portfolio was 3.6 years. The portfolio does not contain any investments in real estate, mortgage loans or equity securities. Management believes that, given the relatively high quality of its portfolio, adequate market liquidity exists to meet IPC's cash demands.

    Neither the Company or IPC Re has any material commitment for capital expenditures.

NOTE ON FORWARD-LOOKING STATEMENTS

    This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to the plans and objectives of the Company, for future operations. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be considered as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Numerous factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including the following: (i) the occurrence of catastrophic events with a frequency or severity exceeding the Company's estimates; (ii) a decrease in the level of demand for property catastrophe reinsurance, or increased competition owing to increased capacity of property catastrophe reinsurers; (iii) any lowering or loss of one of the financial ratings of IPC Re, or the Company's nonadmitted status in United States jurisdictions; (iv) loss of services of any one of the Company's executive officers; (v) the passage of federal or state legislation subjecting the Company to supervision or regulation in the United States; (vi) challenges by insurance regulators in the United States or the United Kingdom to the Company's claim of exemption from insurance regulation under current laws; or (vii) a contention by the United States Internal Revenue Service that the Company or IPC Re is engaged in the conduct of a trade or business within the U.S. The foregoing review of important factors should not be construed as exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                            PART II-OTHER INFORMATION

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



                                          IPC HOLDINGS, LTD.
                                          ------------------
                                             (REGISTRANT)




DATE  MAY 9, 1997                  /s/ John P. Dowling
      -----------                 ----------------------------
                                    JOHN P. DOWLING
                                    PRESIDENT AND CHIEF EXECUTIVE OFFICER




DATE  MAY 9, 1997                  /s/ John R. Weale
      -----------                 -----------------------------
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