Form 10-Q
period 1997-06-30
IPC HOLDINGS LTD
filed 1997-08-11
CIK 909815

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:   JUNE 30, 1997

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ................. TO ....................

COMMISSION FILE NUMBER:  0-27662

                               IPC HOLDINGS, LTD.
             (Exact name of registrant as specified in its charter)


         BERMUDA                               NOT APPLICABLE
--------------------------------      ---------------------------------------

(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)              Identification No.)



   AMERICAN INTERNATIONAL BUILDING, 29 RICHMOND ROAD, PEMBROKE, HM 08, BERMUDA
--------------------------------------------------------------------------------
                    (Address of principal executive offices)



                                 (441) 295-2121
              ----------------------------------------------------
              (Registrants telephone number, including area code)




    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes . X/..No ........


The number of outstanding shares of IPC Holdings, Ltd. common stock, par value U.S. $0.01 per share, as of August 7, 1997 was 25,017,307.



                                 TOTAL PAGES 15
                        EXHIBIT INDEX LOCATED ON PAGE 13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                           IPC HOLDINGS, LTD. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS


                    (Expressed in thousands of United States dollars, except for per share amounts)




                                                                        As of                      As of
                                                                   June 30, 1997            December 31, 1996
                                                                   -------------            -----------------
                                                                     (unaudited)                (audited)

ASSETS:

Fixed maturity investments:
    Available for sale, at fair market value (Amortized
    cost 1997: $432,612, 1996:  $254,890)                               $428,926                     $250,992
    Held to maturity, at amortized cost (Fair market value
    1997:  $0; 1996:  $229,464)                                                0                      229,057
Equity investments, at fair market value (Cost 1997: $79,564;
    1996: 0)                                                              78,594                            0
Cash and cash equivalents                                                 11,586                       23,797
Reinsurance balances receivable (Related party 1997:
    $6,583; 1996: $3,799)                                                 55,577                       25,687
Accrued investment income                                                 11,212                       15,015
Deferred acquisition costs                                                 5,592                        2,354
Prepaid expenses and other assets                                          2,732                        1,179
                                                                       ---------                    ---------
                TOTAL ASSETS                                            $594,219                     $548,081
                                                                       =========                    =========

LIABILITIES:

Reserve for losses and loss adjustment expenses                          $28,082                      $28,483
Unearned premiums                                                         55,744                       21,898
Accounts payable and accrued liabilities (Related party
    1997: $1,243; 1996: $794)                                              2,616                        1,565
                                                                       ---------                    ---------
                TOTAL LIABILITIES                                         86,442                       51,946
                                                                       ---------                    ---------

SHAREHOLDERS' EQUITY:


Share capital (1997: 25,017,103 shares, par value U.S. $0.01,
1996: 25,000,000 shares, par value U.S.$0.01, outstanding)                   250                         250
Additional paid in capital                                               299,525                     299,267
Unrealized gain (loss) on investments                                     (4,656)                     (3,898)
Retained earnings                                                        212,658                     200,516

                                                                       ---------                    ---------
                TOTAL SHAREHOLDERS' EQUITY                               507,777                      496,135
                                                                       ---------                    ---------
                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $594,219                     $548,081
                                                                        ========                     ========

           See accompanying Notes to Consolidated Financial Statements


                        IPC HOLDINGS, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                           (Expressed in thousands of United States dollars, except for per share amounts)





                                                   Quarter Ended June 30,                    Six Months Ended June 30,
                                                   ----------------------                    -------------------------
                                                  1997              1996                     1997                    1996
                                                  ----              ----                     ----                    ----
                                             (unaudited)         (unaudited)             (unaudited)              (unaudited)

REVENUES:

Premiums written                                    $18,159         $18,742                   $89,574               $80,550
Change in unearned premiums                           9,162           9,001                   (33,846)              (24,974)
                                              --------------  -------------              ------------           -----------
Premiums earned                                      27,321          27,743                    55,728                55,576
Net investment income                                 8,001           7,146                    15,603                13,872
Realized capital gains (losses), net                 (1,854)           (875)                   (2,176)                2,628
                                              --------------  -------------              ------------           -----------
TOTAL REVENUES                                       33,468          34,014                    69,155                72,076
--------------
                                              --------------  -------------              ------------           -----------

EXPENSES:

Losses and loss adjustment expenses                   2,718           3,568                     5,182                10,202
Acquisition costs                                     3,070           3,006                     5,949                 5,663
General and administrative expenses                   1,990           3,437                     4,046                 5,639
Exchange (gain) loss, net                               162             822                       938                   347
                                               -------------  -------------              ------------           -----------
TOTAL EXPENSES                                        7,940          10,833                    16,115                21,851
                                               -------------  -------------              ------------           -----------
NET INCOME                                          $25,528         $23,181                   $53,040               $50,225
                                               =============  =============              ============           ===========

Net income per common share                           $0.96          $0.89                      $2.01                $1.93

Weighted average number of common shares         26,489,514      26,061,236                26,418,045            26,028,363

Dividends declared per share                        $1.3175         $0.2875                    $1.635              $0.2875


           See accompanying Notes to Consolidated Financial Statements

                        IPC HOLDINGS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                (Expressed in thousands of United States dollars)



                                                                  Six Months Ended June 30,
                                                                  -------------------------
                                                                 1997                   1996
                                                                 ----                   ----
                                                             (unaudited)            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                       $53,040               $50,225
Adjustments to reconcile net income to cash provided
    by operating activities:
    Amortization of investment premium, net                          934                 1,791
    Realized capital (gains) losses, net                           2,176                (2,628)
    Changes in, net:
       Reinsurance balances receivable                           (29,890)              (22,035)
       Accrued investment income                                   3,803                  (229)
       Deferred acquisition costs                                 (3,238)               (2,623)
       Prepaid expenses and other assets                          (1,553)                 (636)
       Reserve for losses and loss adjustment expenses              (401)                 (134)
       Unearned premiums                                          33,846                 24,974
       Accounts payable and accrued liabilities                    1,051                     73
                                                          --------------         --------------
                                                                  59,768                 48,778
                                                          --------------         --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equity investments                                   (79,564)                     0
Purchases of fixed maturity investments:
    Available for sale                                          (117,912)              (274,055)
    Held to maturity                                             (17,814)               (27,761)
Proceeds from sales of fixed maturity investments:
    Available for sale                                           143,601                241,542
    Held to maturity                                                   0                      0
Proceeds from maturities of fixed maturity investments:
    Available for sale                                            16,600                      0
    Held to maturity                                              23,750                 13,000
                                                          --------------         --------------
                                                                 (31,339)               (47,274)
                                                          --------------         --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Additional share capital                                             258                      0
Cash dividends paid to shareholders                              (40,898)                (7,187)
                                                          --------------         --------------
                                                                 (40,640)                (7,187)
                                                          --------------         --------------
Net increase (decrease) in cash and cash equivalents             (12,211)                (5,683)
Cash and cash equivalents at beginning of period                  23,797                 18,109
                                                          --------------         --------------
Cash and cash equivalents at end of period                       $11,586                $12,426
                                                          ==============         ==============

           See accompanying Notes to Consolidated Financial Statements

                        IPC HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Expressed in thousands of United States dollars, except for per share amounts)
                                   (unaudited)


--------------------------------------------------------------------------------



1.  GENERAL:

    The consolidated interim financial statements presented herein have been prepared on the basis of United States generally accepted accounting principles ("GAAP") and include the accounts of IPC Holdings, Ltd. (the
    "Company") and its wholly owned subsidiary, International Property Catastrophe Reinsurance Company, Ltd. ("IPC Re"), and IPC Re Services Limited (together with the Company and IPC Re, "IPC"). In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and six month periods ended June 30, 1997 and 1996, the balance sheet at June 30, 1997 and the cash flows for the six month periods ended June 30, 1997 and 1996. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1996. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.  INVESTMENTS:

    In June, 1997, the Company purchased shares of stock in all of the companies which comprise the Standard & Poor's 500 Index ("S. & P. 500").
    The number of shares of stock purchased was such that their weighting within the Company's portfolio would match the weighting of each stock within the index. The total amount invested in this manner was approximately $80,000, and this was financed with cash on hand and through the sale of certain fixed income securities within the "available for sale" portfolio. Equity investments are carried at market value, and unrealized gains and losses are included as a separate component of shareholders' equity.

    As of June 30, 1997, the Company reclassified the portion of its fixed income investment portfolio previously classified as "held to maturity" as "available for sale", as defined in Statement of Financial Accounting Standard No. 115. All fixed income investments classified as Available for sale are carried at market value. Unrealized gains and losses are included as a separate component of shareholders' equity. As a result of the reclassification, both total assets and shareholders' equity were reduced by approximately $500, representing the net unrealized loss on the securities at the date of the transfer.

3.  DIVIDENDS:

    On February 28, 1997, the Directors approved the payment of a dividend of $0.3175 per share on March 27, 1997, to shareholders of record on March 11, 1997.


    On April 25, 1997, the Directors approved the payment of an extraordinary dividend of $1.00 per share, in addition to a quarterly dividend of $0.3175 per share on June 26, 1997, to shareholders of record on June 10, 1997.


    On July 28, 1997, the Directors declared a quarterly dividend of $0.3175, payable on September 25, 1997, to shareholders of record on September 9, 1997.

4.  NET INCOME PER SHARE:


    Net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Stock options held by a shareholder of the Company were considered common stock equivalents and were included in the weighted average shares outstanding using the treasury stock method. Stock options granted to employees on February 15, 1996, July 25, 1996 and January 2 , 1997 were also considered common stock equivalents for the purpose of computing net income per share.

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

    The Company will comply with the requirements of SFAS 128 beginning with its annual financial statements for the year ending December 31, 1997. For the quarters and six month periods ended June 30, 1997 and 1996, respectively, under SFAS 128 the Company would have reported earnings per share as follows:



                   Quarter Ended June 30,          Six Months ended June 30,

                    1997           1996           1997                    1996
                    ----           ----           ----                    ----

Basic EPS           $1.02         $0.93           $2.12                   $2.01

Diluted EPS         $0.96         $0.89           $2.01                   $1.93

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      RESULTS OF OPERATIONS, QUARTERS ENDED JUNE 30, 1997 AND 1996


    In the quarters ended June 30, 1997 and 1996, IPC wrote premiums of $18.2 million and $18.7 million, respectively, a decrease of 3.1%. IPC Re had better signings from existing clients and selectively wrote business for new clients, although these increases were more than offset by rate reductions, generally in the region of 15%, but as high as 20% in some cases where retentions were higher. There were also some declinatures of marine business where premium rates had fallen to unacceptable levels, as well as some reductions as a result of changing exchange rates. Premiums earned in the three months ended June 30, 1997 were $27.3 million, compared to $27.7 million in the same period in 1996, a decrease of 1.5%.

    Investment income was $8.0 million in the quarter ended June 30, 1997, compared to $7.1 million for the quarter ended June 30, 1996, an increase of 12.0%. This increase was due to the increased average investment base, which was 11.8% larger.

    There was a net realized loss from the sale of investments in the quarter ended June 30, 1997 of $1.9 million, compared to a net loss in the same period of 1996 of $0.9 million. Net realized gains and losses fluctuate from period to period, depending on the individual securities sold, as recommended by IPC's investment advisor.

    In the three months ended June 30, 1997, incurred losses were $2.7 million, compared to $3.6 million in the corresponding period last year. There was very little claim activity in the three months ended June 30, 1997, with the majority of the incurred losses related to reserves established for current year property, marine and aviation business, offset by reductions from prior year claims. Accordingly, IPC's loss and loss expense ratio (the ratio of losses and loss adjustment expenses to premiums earned) was 10.0%, compared to 12.9% in the corresponding period of 1996.

    Acquisition costs incurred, which consist primarily of commissions and brokerage fees paid to intermediaries for the production of business, were $3.1 million for the quarter ended June 30, 1997, compared to $3.0 million in the same period of 1996. Certain contracts have been written with profit commission clauses, which return a portion of the net underwriting profits generated from those contracts as a commission to the insureds. This has resulted in an increase in the level of acquisition cost as a percentage of premiums earned. General and administrative expenses were $2.0 million in the quarter ended June 30, 1997, in comparison to $3.4 million in the corresponding period in 1996. In 1996, general and administrative expenses included $1.6 million incurred in connection with the Company's bid for Tempest Reinsurance Company Limited. IPC's expense ratio (the ratio of acquisition costs plus general and administrative expenses to premiums earned) was 18.5% for the quarter ended June 30, 1997 compared to 23.2% for the corresponding period in 1996.


    The following table summarizes the loss and loss expense ratio, expense ratio and combined ratio (sum of loss and loss expense ratio, plus expense ratio) for the three months ended June 30, 1997 and 1996, respectively:

                                            Quarter ended June 30,
                                            ----------------------
                                         1997                   1996
                                         ----                   ----
    Loss & Loss Expense Ratio          10.0%                  12.9%
    Expense Ratio                      18.5%                  23.2%
    Combined Ratio                     28.5%                  36.1%


    Net income for the three months ended June 30, 1997 was $25.5 million, compared to $23.2 million for the corresponding period in 1996, an increase of 10.1%. Excluding the effects of realized gains and losses arising from the sale of investments, net operating income for the second quarter of 1997 was $27.4 million, compared to $24.1 million for the second quarter of 1996, an increase of 13.8%.

    RESULTS OF OPERATIONS, SIX MONTHS ENDED JUNE 30, 1997 AND 1996


    In the six months ended June 30, 1997 and 1996, IPC wrote premiums of $89.6 million and $80.6 million, respectively, an increase of 11.2%. IPC Re wrote business for new clients and had better signings from existing clients, although the increase was partly offset by rate reductions, typically of 10% to 15% but as high as 20%, in some cases. New business included $4.1 million of written premiums from the California Earthquake Authority. Premiums earned in the six months ended June 30, 1997 were $55.7 million, compared to $55.6 million in the same period in 1996, an increase of 0.3%. Premiums earned did not grow proportionately to written premiums, because some programs were written which had policy periods greater than twelve months.

    Investment income was $15.6 million in the six months ended June 30, 1997, compared to $13.9 million for the six months ended June 30, 1996, an increase of 12.5%. This increase was primarily due to the increased average investment base, which was 11.7% larger.

    There was a net realized loss from the sale of investments in the six months ended June 30, 1997 of $2.2 million, compared to a net gain in the same period of 1996 of $2.6 million. Net realized gains and losses fluctuate from period to period, depending on the individual securities sold, as recommended by IPC's investment advisor.

    In the six months ended June 30, 1997, incurred losses were $5.2 million, compared to $10.2 million in the corresponding period last year. There was comparatively little claim activity in the six months ended June 30, 1997, with the majority of the incurred losses related to reserves established for current year property, marine and aviation business, offset by reductions from prior year claims. Accordingly, IPC's loss and loss expense ratio (the ratio of losses and loss adjustment expenses to premiums earned) was 9.3%, compared to 18.4% in the corresponding period of 1996.

    Acquisition costs incurred, which consist primarily of commissions and brokerage fees paid to intermediaries for the production of business, were $5.9 million for the six months ended June 30, 1997, compared to $5.7 million in the same period of 1996. Certain contracts have been written with profit commission clauses, which return a portion of the net underwriting profits generated from those contracts as a commission to the insureds. This has resulted in an increase in the level of acquisition cost as a percentage of premiums earned. General and administrative expenses were $4.0 million in the six months ended June 30, 1997, in comparison to $5.6 million in the corresponding period in 1996. In 1996, general and administrative expenses included $0.4 million in respect of the Company's initial public offering, and $1.6 million incurred in connection with the Company's bid for Tempest Reinsurance Company Limited. IPC's expense ratio (the ratio of acquisition costs plus general and administrative expenses to premiums earned) was 17.9% for the six months ended June 30, 1997 compared to 20.3% for the corresponding period in 1996.


    The following table summarizes the loss and loss expense ratio, expense ratio and combined ratio for the six months ended June 30, 1997 and 1996, respectively:

                                           Six months ended June 30,
                                           -------------------------
                                           1997                  1996
                                           ----                  ----
    Loss & Loss Expense Ratio             9.3%                  18.4%
    Expense Ratio                        17.9%                  20.3%
    Combined Ratio                       27.2%                  38.7%


    Net income for the six months ended June 30, 1997 was $53.0 million, compared to $50.2 million for the corresponding period in 1996, an increase of 5.6%. Excluding the effects of realized gains and losses arising from the sale of investments, net operating income for the first half of 1997 was $55.2 million, compared to $47.6 million for the first half of 1996, an increase of 16.0%.

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


    Cash flows from operating activities in the first six months of 1997 were $59.8 million compared to $48.8 million in the first six months of 1996, which represents an increase of 22.5%.


    Net cash flows used in investing activities in the first six months of 1997 were $31.3 million. In addition, dividends totalling $40.9 million were paid to shareholders on March 27, 1997 and June 26, 1997. Cash and cash equivalents decreased by $12.2 million in the six months, resulting in a balance of $11.6 million at June 30, 1997. At June 30, 1997, 60.0% of IPC's fixed income portfolio (based on market value) was held in United States Treasury notes and in securities rated AAA. The average modified duration of IPC's fixed income portfolio was 3.4 years. As of June 30, 1997, the Company reclassified the portion of its fixed income investment portfolio previously classified as "held to maturity" as "available for sale", as defined in Statement of Financial Accounting Standard No. 115. In June, 1997, the Company purchased shares of stock in all of the companies which comprise the
    S. & P. 500. The number of shares of stock purchased was such that their weighting within the Company's portfolio would match the weighting of each stock within the index. The total cost of such investment was approximately $80 million, and this was financed with cash on hand and through the sale of certain fixed income securities within the "available for sale" portfolio. The Company's portfolio does not contain any investments in real estate or mortgage loans. Management believes that, given the relatively high quality of its portfolio, adequate market liquidity exists to meet IPC's cash demands.

    Neither the Company nor IPC Re has any material commitment for capital expenditures.


    NOTE ON FORWARD-LOOKING STATEMENTS


    This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to the plans and objectives of the Company, for future operations. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be considered as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.
    Numerous factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including the following: (i) the occurrence of catastrophic events with a frequency or severity exceeding the Company's estimates; (ii) a decrease in the level of demand for property catastrophe reinsurance, or increased competition owing to increased capacity of property catastrophe reinsurers; (iii) any lowering or loss of one of the financial ratings of IPC Re, or the Company's non-admitted status in United States jurisdictions; (iv) loss of services of any one of the Company's executive officers; (v) the passage of federal or state legislation subjecting the Company to supervision or regulation in the United States; (vi) challenges by insurance regulators in the United States or the United Kingdom to the Company's claim of exemption from insurance regulation under current laws; or (vii) a contention by the United States
    Internal Revenue Service that the Company or IPC Re is engaged in the conduct of a trade or business within the U.S. The foregoing review of important factors should not be construed as exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                           PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

          NONE

ITEM 2.         CHANGES IN SECURITIES
          NONE

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES
          NONE

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

                On June 6, 1997, the Annual General Meeting of Shareholders of the Company was held. At the meeting, shareholders were asked to vote upon the resolutions set forth below. The following tabulation indicates the number of shares present in person or by proxy at such meeting and the number of such shares for or against, or withheld or abstaining, with respect to each resolution, after giving effect to the voting limitations contained in the Company's Bye-Laws:

                i) electing the following persons as directors of the Company to serve until the 1998 Annual General Meeting -

                                                       FOR    AGAINST   WITHHELD
                                                       ---    -------   --------
                  Joseph C.H. Johnson               16,070,820   --     31,997
                  Michael L. Bouris                 16,067,373   --     31,997
                  John P. Dowling                   16,079,920   --     31,997
                  Ron Hiram                         16,070,120   --     31,997
                  Dr. the Honourable Clarence James 16,069,123   --     31,997
                  Frank Mutch                       16,069,123   --     31,997
                  John T. Schmidt                   16,079,360   --     31,997

                ii) appointing Arthur Andersen & Co. as auditors of the Company for its fiscal year ending December 31, 1997

                                                    FOR    AGAINST   ABSTENTIONS
                                                    ---    -------   -----------
                                                 16,088,434  3,975      11,800

                Both resolutions were passed by show of hands. No other business was transacted.

ITEM 5.         OTHER INFORMATION

                On June 27, 1997,  the Company  incorporated a subsidiary in the
                United  Kingdom   called  IPC  Re  Services  Limited.  The  new
                subsidiary's purpose is to perform the same functions that were previously performed by the Company's representative office in London.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

    Unless otherwise indicated, exhibits are incorporated by reference to the corresponding numbered exhibits to the Company's Registration Statement on Form S-1 (Registration No. 333-00088).

EXHIBIT
NUMBER       DESCRIPTION
------       -----------

3.1          Memorandum of Association of the Company
3.2          Amended and Restated Bye-laws of the Company
3.3          Form of Memorandum of Increase of Share Capital
10.1   *     Investment Management Agreement between IPC Re and AIG Global
             Investment Corp., (Ireland) Ltd., effective June 23, 1997
11.1   *     Statement regarding Computation of Per Share Earnings
27.1   *     Financial Data Schedule




*     Filed herewith



(b)  Reports on Form 8-K

       NONE

                               IPC HOLDINGS, LTD.

                                   SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                   IPC HOLDINGS, LTD.
                                           (REGISTRANT)




DATE  AUGUST 7, 1997                /s/ John P. Dowling
      --------------               ------------------------------------------
                                   JOHN P. DOWLING
                                   PRESIDENT AND CHIEF EXECUTIVE OFFICER




DATE  AUGUST 7, 1997                /s/ John R. Weale
      --------------               ------------------------------------------
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

EXHIBIT
NUMBER         DESCRIPTION
------         -----------

3.1            Memorandum of Association of the Company
3.2            Amended and Restated Bye-laws of the Company
3.3            Form of Memorandum of Increase of Share Capital
10.1   *       Investment Management Agreement between IPC Re and AIG Global
               Investment Corp., (Ireland) Ltd., effective June 23, 1997
11.1   *       Statement regarding Computation of Per Share Earnings
27.1   *       Financial Data Schedule

*     Filed herewith