Form 10-Q
period 1997-09-30
IPC HOLDINGS LTD
filed 1997-11-06
CIK 909815

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED:   SEPTEMBER 30, 1997

                                              OR

      [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                  EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM .................... TO ..................

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


   AMERICAN INTERNATIONAL BUILDING, 29 RICHMOND ROAD, PEMBROKE, HM 08, BERMUDA
                    (Address of principal executive offices)

                                 (441) 298-5100
              (Registrant's telephone number, including area code)



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ...X... No ......

The number of outstanding common shares, par value U.S. $0.01 per share, of IPC Holdings, Ltd. as of November 6, 1997 was 25,017,603.

                                 TOTAL PAGES 14
                        EXHIBIT INDEX LOCATED ON PAGE 12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

 (Expressed in thousands of United States dollars, except for per share amounts)

                                                                  As of                   As of
                                                           September 30, 1997     December 31, 1996
                                                                (unaudited)           (audited)

ASSETS:

Fixed maturity investments:
   Available for sale, at fair market value (Amortized
   cost 1997: $447,834; 1996: $254,890)                         $449,513                 $250,992
   Held to maturity, at amortized cost (Fair market value
   1997: $0; 1996: $229,464)                                           0                  229,057
Equity investments, at fair market value (Cost 1997: $79,545;
   1996: 0)                                                       84,044                        0
Cash and cash equivalents                                         18,582                   23,797
Reinsurance balances receivable (Related party 1997:
   $5,707; 1996: $3,799)                                          42,572                   25,687
Accrued investment income                                         12,441                   15,015
Deferred acquisition costs                                         4,885                    2,354
Prepaid expenses and other assets                                  2,941                    1,179
                                                                --------                 --------
                TOTAL ASSETS                                    $614,978                 $548,081
                                                                ========                 ========
LIABILITIES:

Reserve for losses and loss adjustment expenses                  $27,477                  $28,483
Unearned premiums                                                 48,906                   21,898
Accounts payable and accrued liabilities (Related party
   1997: $829; 1996: $794)                                         2,393                    1,565
                                                                --------                 --------
                TOTAL LIABILITIES                                 78,776                   51,946
                                                                --------                 --------
SHAREHOLDERS' EQUITY:

Share capital (Common shares outstanding, par value
U.S. $0.01: 1997 - 25,017,103; 1996 - 25,000,000)                    250                      250
Additional paid in capital                                       299,525                  299,267
Unrealized gain (loss) on investments                              6,178                   (3,898)
Retained earnings                                                230,249                  200,516
                                                                --------                 --------
                TOTAL SHAREHOLDERS' EQUITY                       536,202                  496,135
                                                                --------                 --------
                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $614,978                 $548,081
                                                                ========                 ========

           See accompanying Notes to Consolidated Financial Statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

 (Expressed in thousands of United States dollars, except for per share amounts)

                                             Quarter ended September 30,        Nine months ended September 30,
                                                 1997            1996                1997            1996
                                             (unaudited)      (unaudited)         (unaudited)     (unaudited)
REVENUES:

Premiums written                                $21,721          $22,467            $111,295        $103,017
Change in unearned premiums                       6,838            6,416             (27,008)        (18,558)
                                             ----------       ----------          ----------      ----------
Premiums earned                                  28,559           28,883              84,287          84,459
Net investment income                             7,091            7,414              22,694          21,286
Realized capital gains (losses), net             (1,314)            (358)             (3,490)          2,270
                                             ----------       ----------          ----------      ----------
TOTAL REVENUES                                   34,336           35,939             103,491         108,015
                                             ----------       ----------          ----------      ----------
EXPENSES:

Losses and loss adjustment expenses               2,857           12,086               8,039          22,288
Acquisition costs                                 3,387            3,004               9,336           8,667
General and administrative expenses               1,980            2,013               6,026           7,652
Exchange (gain) loss, net                           578             (405)              1,516             (58)
                                             ----------       ----------          ----------      ----------
TOTAL EXPENSES                                    8,802           16,698              24,917          38,549
                                             ----------       ----------          ----------      ----------
NET INCOME                                      $25,534          $19,241             $78,574         $69,466
                                             ==========       ==========          ==========      ==========
Net income per common share                       $0.96            $0.74               $2.97           $2.66

Weighted average number of common shares     26,608,829       26,011,495          26,481,640      26,071,231

Dividends declared per common share             $0.3175          $0.2875             $1.9525          $0.575

           See accompanying Notes to Consolidated Financial Statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                (Expressed in thousands of United States dollars)

                                                               Nine months ended September 30,
                                                                1997                   1996
                                                             (unaudited)           (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                      $78,574               $69,466
Adjustments to reconcile net income to cash provided
  by operating activities:
  Amortization of investment premium, net                         1,352                 2,650
  Realized capital (gains) losses, net                            3,490                (2,270)
  Changes in, net:
     Reinsurance balances receivable                            (16,885)              (10,260)
     Accrued investment income                                    2,574                  (810)
     Deferred acquisition costs                                  (2,531)               (1,764)
     Prepaid expenses and other assets                           (1,762)               (1,070)
     Reserve for losses and loss adjustment expenses             (1,006)                6,814
     Unearned premiums                                           27,008                18,558
     Accounts payable and accrued liabilities                       828                (1,098)
                                                             ----------            ----------
                                                                 91,642                80,216
                                                             ----------            ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equity investments                                  (79,564)                    0
Proceeds from sales of equities                                      22                     0
Purchases of fixed maturity investments:
  Available for sale                                           (307,277)             (292,650)
  Held to maturity                                              (17,814)              (34,006)
Proceeds from sales of fixed maturity investments:
  Available for sale                                            304,009               261,710
  Held to maturity                                                    0                     0
Proceeds from maturities of fixed maturity investments:
  Available for sale                                             28,600                     0
  Held to maturity                                               23,750                13,000
                                                             ----------            ----------
                                                                (48,274)              (51,946)
                                                             ----------            ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Additional share capital                                            258                     0
Cash dividends paid to shareholders                             (48,841)              (14,376)
                                                             ----------            ----------
                                                                (48,583)              (14,376)
                                                             ----------            ----------
Net increase (decrease) in cash and cash equivalents             (5,215)               13,894
Cash and cash equivalents at beginning of period                 23,797                18,109
                                                             ----------            ----------
Cash and cash equivalents at end of period                      $18,582               $32,003
                                                             ==========            ==========

           See accompanying Notes to Consolidated Financial Statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Expressed in thousands of United States dollars, except for per share amounts)
                                   (unaudited)
--------------------------------------------------------------------------------

1.  GENERAL:

    The consolidated interim financial statements presented herein have been prepared on the basis of United States generally accepted accounting principles ("GAAP") and include the accounts of IPC Holdings, Ltd. (the "Company"), its wholly owned subsidiaries, International Property Catastrophe Reinsurance Company, Ltd. ("IPC Re") and IPC Re Services, Limited ("Services" and, together with the Company and IPC Re, "IPC"). In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and nine month periods ended September 30, 1997 and 1996, respectively, the balance sheet at September 30, 1997 and the cash flows for the nine month periods ended September 30, 1997 and 1996, respectively. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1996. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.  INVESTMENTS:

    In June, 1997, IPC Re purchased shares of stock in all of the companies which comprise the Standard & Poor's 500 Index ("S. & P. 500"). The number of shares of stock purchased was such that their weighting within the Company's portfolio would match the weighting of each stock within the index. The total amount invested in this manner was approximately $80,000, and was financed with cash on hand and through the sale of certain fixed income securities within the "available for sale" portfolio. Equity investments are carried at market value, and unrealized gains and losses are included as a separate component of shareholders' equity.

    As of June 30, 1997, the Company reclassified the portion of its fixed income investment portfolio previously classified as "held to maturity" as "available for sale", as defined in Statement of Financial Accounting Standard No. 115. All fixed income investments classified as "available for sale" are carried at market value. Unrealized gains and losses are included as a separate component of shareholders' equity. As a result of the reclassification, both total assets and shareholders' equity were reduced by approximately $500, representing the net unrealized loss on the securities at the date of the transfer.

3.  DIVIDENDS:

    On February 28, 1997, the Directors declared a dividend of $0.3175 per share on March 27, 1997 to shareholders of record on March 11, 1997.

    On April 25, 1997, the Directors declared an extraordinary dividend of $1.00 per share, in addition to a quarterly dividend of $0.3175 per share on June 26, 1997 to shareholders of record on June 10, 1997.

    On July 28, 1997, the Directors declared a dividend of $0.3175, per share on September 25, 1997 to shareholders of record on September 9, 1997.

    On October 20, 1997, the Directors declared an extraordinary dividend of $1.00 per share, in addition to a quarterly dividend of $0.3175 per share, payable on December 18, 1997 to shareholders of record on December 2, 1997.

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

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS 128"), which is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement. SFAS 128 requires restatement of all prior-period EPS data presented.

    The Company will comply with the requirements of SFAS 128 beginning with its annual financial statements for the year ending December 31, 1997. For the three and nine month periods ended September 30, 1997 and 1996, the Company would have reported EPS under SFAS 128 as follows:


                        Quarter ended September 30,       Nine months ended September 30,
                         1997                  1996         1997                 1996
                         ----                  ----         ----                 ----
    Basic EPS           $1.02                 $0.77         $3.14               $2.78
    Diluted EPS         $0.96                 $0.74         $2.97               $2.66

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       RESULTS OF OPERATIONS, QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996

    In the quarters ended September 30, 1997 and 1996, IPC Re wrote premiums of $21.7 million and $22.5 million, respectively, a decrease of 3.3%. IPC Re had better signings from existing clients and selectively wrote business for new clients, although these increases were more than offset by rate reductions in the period, generally in the region of 15%, but as high as 20% in some cases where risk retentions by ceding companies were higher. In addition, reinstatement premiums which are accrued when claims are incurred, were lower in the third quarter of 1997 than in the corresponding period of 1996 because of the low level of claim activity in the current year. Premiums earned in the three months ended September 30, 1997 were $28.6 million, compared to $28.9 million in the same period in 1996, a decrease of 1.1%.

    Net investment income was $7.1 million in the quarter ended September 30, 1997, compared to $7.4 million for the quarter ended September 30, 1996, a decrease of 4.4%. A shift in part of the investment portfolio to equities, which took place at the end of the second quarter of 1997 has contributed to the decrease in investment income. Although such securities do not presently produce significant investment income for the company, changes in their market value are reflected in shareholders' equity.

    There was a net realized loss from the sale of investments in the quarter ended September 30, 1997 of $1.3 million, compared to a net loss in the same period of 1996 of $0.4 million. Net realized gains and losses fluctuate from period to period, depending on the individual securities sold, as recommended by IPC Re's investment advisor.

    In the three months ended September 30, 1997, incurred losses were $2.9 million, compared to $12.1 million in the corresponding period last year. There was very little claim activity in the three months ended September 30, 1997, with the majority of the incurred losses related to some property per risk claims, as well as reserves established for current year marine and aviation business, offset by reductions from prior year claims. In the third quarter of 1996, IPC Re incurred losses resulting from Hurricane Fran, which was the fourth most costly windstorm in U.S history. Accordingly, IPC's loss and loss expense ratio (the ratio of losses and loss adjustment expenses to premiums earned) was 41.8% in the third quarter of 1996 compared to 10.0% in the corresponding period this year.

    Acquisition costs incurred, which consist primarily of commissions and brokerage fees paid to intermediaries for the production of business, were $3.4 million for the quarter ended September 30, 1997, compared to $3.0 million in the same period of 1996. Certain contracts have been written with profit commission clauses, which return a portion of the net underwriting profits generated from those contracts as a commission to the insureds. This has resulted in an increase in the level of acquisition cost as a percentage of premiums earned. General and administrative expenses were $2.0 million in the quarter ended September 30, 1997, which matches the $2.0 million incurred in the corresponding period in 1996. IPC's expense ratio (the ratio of acquisition costs plus general and administrative expenses to premiums earned) was 18.8% for the quarter ended September 30, 1997 compared to 17.4% for the corresponding period in 1996.

    The following table summarizes the loss and loss expense ratio, expense ratio and combined ratio (sum of loss and loss expense ratio, plus expense ratio) for the quarter ended September 30, 1997 and 1996, respectively:

                                              Quarter ended September 30,
                                                   1997         1996

    Loss & loss expense ratio                      10.0%        41.8%
    Expense ratio                                  18.8%        17.4%
    Combined ratio                                 28.8%        59.2%

    Net income for the quarter ended September 30, 1997 was $25.5 million, compared to $19.2 million for the corresponding period in 1996, an increase of 32.7%. Excluding the effects of realized gains and losses arising from the sale of investments, net operating income for the third quarter of 1997 was $26.8 million, compared to $19.6 million for the third quarter of 1996, an increase of 37.0%.

    RESULTS OF OPERATIONS, NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

    In the nine months ended September 30, 1997 and 1996, IPC Re wrote premiums of $111.3 million and $103.0 million, respectively, an increase of 8.0%. IPC Re wrote business for new clients and had better signings from existing clients, although the increase was partly offset by rate reductions in the period, typically of 10% to 15% but as high as 20%, in some cases. In addition, IPC Re has not renewed some marine business where premium rates had fallen to unacceptable levels. New business included $4.1 million of written premiums from the California Earthquake Authority. Premiums earned in the nine months ended September 30, 1997 were $84.3 million, compared to $84.5 million in the same period in 1996, a decrease of 0.2%. Premiums earned did not grow proportionately to written premiums, primarily because some programs were written which had policy periods greater than twelve months.

    Net investment income was $22.7 million in the nine months ended September 30, 1997, compared to $21.3 million for the nine months ended September 30, 1996, an increase of 6.6%. This increase was primarily due to the increased average investment base, which was 12.2% larger, but was partially offset by the effect of investing part of the investment portfolio in U.S. equities, which took place at the end of June of this year. Although such securities do not presently produce significant investment income for the company, changes in their market value are reflected in shareholders' equity.

    There was a net realized loss from the sale of investments in the nine months ended September 30, 1997 of $3.5 million, compared to a net gain in the same period of 1996 of $2.3 million. Net realized gains and losses fluctuate from period to period, depending on the individual securities sold, as recommended by IPC Re's investment advisor. There have been a number of transactions in the investment portfolio in 1997 which have effectively reduced the average modified duration of the portfolio. This strategy has been employed to assist the reduction of volatility in the value of the portfolio.

    In the nine months ended September 30, 1997, incurred losses were $8.0 million, compared to $22.3 million in the corresponding period last year. There was comparatively little claim activity in the nine months ended September 30, 1997, with the majority of the incurred losses related to reserves established for current year property, marine and aviation business, offset by reductions from prior year claims. In 1996 there was a much larger number of catastrophic events, including Hurricane Fran, the fourth most costly windstorm in U.S. history. Accordingly, IPC's loss and loss expense ratio (the ratio of losses and loss adjustment expenses to premiums earned) was 9.6% in the nine months to September 30, 1997, compared to 26.4% in the corresponding period of 1996.

    Acquisition costs incurred, which consist primarily of commissions and brokerage fees paid to intermediaries for the production of business, were $9.3 million for the nine months ended September 30, 1997, compared to $8.7 million in the same period of 1996. Certain contracts have been written with profit commission clauses, which return a portion of the net underwriting profits generated from those contracts as a commission to the insureds. This has resulted in an increase in the level of acquisition cost as a percentage of premiums earned. General and administrative expenses were $6.0 million in the nine months ended September 30, 1997, in comparison to $7.7 million in the corresponding period in 1996. In 1996, general and administrative expenses included $0.4 million in respect of the Company's initial public offering, and $1.6 million incurred in connection with the Company's bid for Tempest Reinsurance Company Limited. IPC's expense ratio (the ratio of acquisition costs plus general and administrative expenses to premiums earned) was 18.2% for the nine months ended September 30, 1997 compared to 19.3% for the corresponding period in 1996.

    The following table summarizes the loss and loss expense ratio, expense ratio and combined ratio for the nine months ended September 30, 1997 and 1996, respectively:

                                       Nine months ended September 30,
                                            1997          1996

    Loss & loss expense ratio                9.6%         26.4%
    Expense ratio                           18.2%         19.3%
    Combined ratio                          27.8%         45.7%

    Net income for the nine months ended September 30, 1997 was $78.6 million, compared to $69.5 million for the corresponding period in 1996, an increase of 13.1%. Excluding the effects of realized gains and losses arising from the sale of investments, net operating income for the first nine months of 1997 was $82.1 million, compared to $67.2 million for the first nine months of 1996, an increase of 22.1%.

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

    Cash flows from operating activities in the first nine months of 1997 were $91.6 million compared to $80.2 million in the first nine months of 1996, which represents an increase of 14.2%.

    Net cash flows used in investing activities in the first nine months of 1997 were $48.3 million. In addition, dividends totalling $48.8 million were paid to shareholders on March 27, 1997, June 26, 1997 and September 25, 1997. Cash and cash equivalents decreased by $5.2 million in the nine months, resulting in a balance of $18.6 million at September 30, 1997. At September 30, 1997, 48.5% of IPC's fixed income portfolio (based on market value) was held in United States Treasury notes and in securities rated AAA, and 43.7% was held in securities rated AA. The average modified duration of IPC's fixed income portfolio was 2.6 years. As of June 30, 1997, IPC Re reclassified the portion of its fixed income investment portfolio previously classified as "held to maturity" as "available for sale", as defined in Statement of Financial Accounting Standard No. 115. In June, 1997, IPC Re purchased shares of stock in all of the companies which comprise the S. & P.
    500. The number of shares of stock purchased was such that their weighting within IPC Re's portfolio would match the weighting of each stock within the index. The total cost of such investment was approximately $80 million, and this was financed with cash on hand and through the sale of certain fixed income securities within the "available for sale" portfolio. IPC's portfolio does not contain any investments in real estate or mortgage loans. Management believes that, given the relatively high quality of its portfolio, adequate market liquidity exists to meet IPC's cash demands.

    Neither the Company, IPC Re nor Services any material commitments for capital expenditures.

    NOTE ON FORWARD-LOOKING STATEMENTS

    This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to the plans and objectives of the Company, for future operations. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be considered as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Numerous factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including the following: (i) the occurrence of catastrophic events with a frequency or severity exceeding the Company's estimates; (ii) a decrease in the level of demand for property catastrophe reinsurance, or increased competition owing to increased capacity of property catastrophe reinsurers; (iii) any lowering or loss of one of the financial ratings of IPC Re, or the Company's non-admitted status in United States jurisdictions; (iv) loss of services of any one of the Company's executive officers; (v) the passage of federal or state legislation subjecting the Company to supervision or regulation in the United States; (vi) challenges by insurance regulators in the United States or the United Kingdom to the Company's claim of exemption from insurance regulation under current laws; or (vii) a contention by the United States Internal Revenue Service that the Company or IPC Re is engaged in the conduct of a trade or business within the U.S. The foregoing review of important factors should not be construed as exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

    EXHIBIT
    NUMBER     DESCRIPTION

    3.1        Memorandum of Association of the Company
    3.2        Amended and Restated Bye-laws of the Company
    3.3        Form of Memorandum of Increase of Share Capital
    11.1*      Statement regarding Computation of Per Share Earnings
    27.1*      Financial Data Schedule

               *   Filed herewith

               (b) Reports on Form 8-K

                   NONE

                               IPC HOLDINGS, LTD.

                                   SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                          IPC HOLDINGS, LTD.
                                             (REGISTRANT)




DATE  NOVEMBER 6, 1997                    /s/ John P. Dowling
      ----------------                    -------------------------------------
                                          JOHN P. DOWLING
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER




DATE  NOVEMBER 6, 1997                    /s/ John R. Weale
      ----------------                    -------------------------------------
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

   EXHIBIT
   NUMBER            DESCRIPTION

   3.1               Memorandum of Association of the Company
   3.2               Amended and Restated Bye-laws of the Company
   3.3               Form of Memorandum of Increase of Share Capital
   11.1*             Statement regarding Computation of Per Share Earnings
   27.1*             Financial Data Schedule

   *  Filed herewith

                                                                EXHIBIT 11.1

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                    COMPARISON OF NET INCOME PER COMMON SHARE

 (Expressed in thousands of United States dollars, except for per share amounts)
--------------------------------------------------------------------------------

PRIMARY                                         Nine months ended September 30,
                                                      1997             1996
                                                  (unaudited)       (unaudited)

Net income                                           $78,574           $69,466

Common shares outstanding at January 1, 1997      25,000,000        25,000,000
Common shares outstanding at September 30, 1997   25,017,103        25,000,000
Weighted average common shares outstanding        25,007,601        25,000,000

Dilutive effect of share options                   1,414,911         1,071,231

                                                -------------------------------
Total                                             26,422,512        26,071,231
                                                -------------------------------

Net income per common share                            $2.97            $2.66


FULLY DILUTED                                   Nine months ended September 30,
                                                      1997             1996
                                                  (unaudited)       (unaudited)

Net income                                           $78,574           $69,466

Common shares outstanding at January 1, 1997      25,000,000        25,000,000
Common shares outstanding at September 30, 1997   25,017,103        25,000,000
Weighted average common shares outstanding        25,007,601        25,000,000

Dilutive effect of share options                   1,474,039         1,071,231

                                                -------------------------------
Total                                             26,481,640        26,071,231
                                                -------------------------------

Net income per common share                            $2.97            $2.66