Form 10-K
period 1997-12-31
IPC HOLDINGS LTD
filed 1998-03-26
CIK 909815

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     The aggregate market value of the Registrant's Common Shares held by non-affiliates of the Registrant as of March 23, 1998, was $492,301,343, based on the last reported sale price of Common Shares on the Nasdaq National Market system on that date.

     The number of the Registrant's Common Shares, par value U.S. $0.01 per share, as of March 23, 1998, was 25,033,932.

================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Registrant's 1997 Annual Report to Shareholders to be mailed to shareholders on or about April 21, 1998 (the "Annual Report") are incorporated by reference into Part II of this Form 10-K. With the exception of the portions of the Annual Report specifically incorporated herein by reference, the Annual Report is not deemed to be filed as part of this Form 10-K.

     2. Portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), relating to the Registrant's Annual Meeting of Shareholders scheduled to be held June 12, 1998 (the "Proxy Statement") are incorporated herein by reference. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

                               IPC HOLDINGS, LTD.

                               TABLE OF CONTENTS

                                                                     PAGE
ITEM                                                                NUMBER
----                                                                ------
                                  PART I
 1.   Business....................................................     2
 2.   Properties..................................................    19
 3.   Legal Proceedings...........................................    19
 4.   Submission of Matters to a Vote of Security Holders.........    19
                                 PART II
 5.   Market for the Registrant's Common Stock and Related            20
      Stockholder Matters.........................................
 6.   Selected Financial Data.....................................    21
 7.   Management's Discussion and Analysis of Financial Condition     22
      and Results of Operations...................................
 8.   Financial Statements and Supplementary Data.................    22
 9.   Changes in and Disagreements with Accountants on Accounting     22
      and Financial Disclosure....................................
                                 PART III
10.   Directors and Executive Officers............................    22
11.   Executive Compensation......................................    22
12.   Security Ownership of Certain Beneficial Owners and             22
      Management..................................................
13.   Certain Relationships and Related Transactions..............    22
                                 PART IV
14.   Exhibits, Financial Statement Schedules, and Reports on Form    23
      8-K.........................................................

                                     PART I

NOTE ON FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to the plans and objectives of IPC Holdings, Ltd., a company incorporated under the laws of Bermuda (the "Company"), for future operations. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be considered as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Numerous factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including the following: (i) the occurrence of catastrophic events with a frequency or severity exceeding the Company's estimates; (ii) a decrease in the level of demand for property catastrophe reinsurance, or increased competition owing to increased capacity of property catastrophe reinsurers;
(iii) any lowering or loss of one of the financial ratings of the Company's wholly owned subsidiary, International Property Catastrophe Reinsurance Company, Ltd., a company incorporated under the laws of Bermuda ("IPC Re" and together with the Company and IPC Re Services (as defined herein), "IPC")), or the Company's non-admitted status in United States jurisdictions; (iv) loss of services of any one of the Company's executive officers; (v) the passage of federal or state legislation subjecting the Company to supervision or regulation in the United States; (vi) challenges by insurance regulators in the United States or the United Kingdom to the Company's claim of exemption from insurance regulation under current laws; or (vii) a contention by the United States Internal Revenue Service that the Company or IPC Re is engaged in the conduct of a trade or business within the U.S. The foregoing review of important factors should not be construed as exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF THE BUSINESS

     The Company, through IPC Re, provides property catastrophe reinsurance and, to a limited extent, marine, aviation, property-per-risk excess and other short-tail property reinsurance on a worldwide basis. During 1997, approximately 82% of premiums written covered property catastrophe risks. Property catastrophe reinsurance covers unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters. Substantially all reinsurance written by IPC Re has been, and continues to be, written on an excess-of-loss basis for primary insurers rather than reinsurers, and is subject to aggregate limits on exposure to losses. As of January 1, 1998, IPC Re had 315 clients, including many of the leading insurance companies around the world. Approximately 44% of these clients in 1997 were based in the United States, and approximately 46% of premiums written during 1997 related primarily to U.S. risks. IPC Re's non-U.S. clients and covered risks are located principally in Europe, Japan and Australia/New Zealand. At December 31, 1997, IPC had total shareholders' equity of $528 million and total assets of $585 million.

     In response to a severe imbalance between the global supply of and demand for property catastrophe reinsurance that developed in the period from 1989 through 1993, IPC commenced operations in July 1993 through the sponsorship of American International Group, Inc. ("AIG"), a holding company incorporated in Delaware which through its subsidiaries is primarily engaged in a broad range of insurance and insurance-related activities and financial services in the United States and abroad. AIG purchased 24.4% of the initial share capital of the Company and an option (exercisable in specified conditions) to obtain up to an additional 10% (on a fully diluted basis, excluding employee stock options) of the share capital of the Company (the "AIG Option"). Since IPC's formation, subsidiaries of AIG have provided administrative, investment management and custodial services to IPC, and the Chairman of the Board of Directors of IPC is also a director and officer of various subsidiaries and affiliates of AIG. AIG has informed the Company that AIG presently intends to continue its share ownership in the Company for the foreseeable future. See "Item 13. Certain Relationships and Related Transactions." For discussion of the limitation of voting rights of any 10% or more beneficial owner of Common Shares (including AIG) to less than 10% of total voting rights, see Amendment No. 1 to the Company's Registration Statement on Form 8-A, dated February 9, 1996.

     On December 20, 1995, in connection with a plan to sell shares to the public, the Board of Directors of the Company also approved an exchange of the capital stock of the Company whereby the then existing voting and non-voting shares of the Company were exchanged for common shares (the "Exchange"). The existing shareholders received 25,000 new common shares, par value $0.01 per share ("Common Shares") for each of the 1,000 voting or non-voting share held at the time of the Offering (as defined herein), resulting in 25,000,000 Common Shares outstanding.

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

     On June 27, 1997 the Company incorporated a subsidiary in the United Kingdom, named IPC Re Services Limited ("IPC Re Services"). The purpose of IPC Re Services is to perform the same functions that were previously performed by the Company's representative office in London.

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

     DISCIPLINED INVESTMENT MANAGEMENT. In light of the risks of IPC's business, IPC's fixed maturity investment portfolio is limited to the top three investment grades (i.e. AAA, AA or A) at the time of purchase. In addition, IPC has purchased shares of stock in all the companies which comprise the Standard & Poor's ("S&P") 500 Index. The investment in such equities represented 16.1% of the total investment portfolio at December 31, 1997. On that date, 92.2% of the fixed maturity investment portfolio consisted of cash, U.S. Treasuries or other government agency issues and investments with an AAA or AA rating.

BUSINESS SEGMENTS

     GENERAL. IPC provides treaty reinsurance principally to insurers of personal and commercial property worldwide. As described below, IPC writes substantially all reinsurance on an excess-of-loss basis. IPC's property catastrophe reinsurance coverages, which accounted for 82% of IPC's premiums written during 1997, are generally "all-risk" in nature, subject to various policy exclusions. IPC's predominant exposure under such coverages is to property damage from unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes and volcanic eruptions, although IPC is also exposed to losses from sources as diverse as freezes, riots, floods, industrial explosions, fires, and other man-made or natural disasters. The balance of premiums written are derived from marine, aviation, property-per-risk excess and other short-tail property reinsurance. In accordance with market practice, IPC's property catastrophe reinsurance coverage generally excludes certain risks such as terrorism, war, pollution, nuclear contamination and radiation.

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

                                                           YEAR ENDED DECEMBER 31,
                           ---------------------------------------------------------------------------------------
                                              1997                                         1996
                           ------------------------------------------   ------------------------------------------
                                            PERCENTAGE OF                                PERCENTAGE OF
         TYPE OF              PREMIUMS        PREMIUMS      NUMBER OF      PREMIUMS        PREMIUMS      NUMBER OF
   REINSURANCE ASSUMED        WRITTEN          WRITTEN      CONTRACTS      WRITTEN          WRITTEN      CONTRACTS
   -------------------     --------------   -------------   ---------   --------------   -------------   ---------
                           (IN THOUSANDS)                               (IN THOUSANDS)
Catastrophe
  excess-of-loss.........     $ 96,138           82.1%        1,738        $ 87,313           78.3%        1,238
Risk excess-of-loss......        6,672            5.7%          215           6,616            5.9%          155
Marine reinsurance.......        3,231            2.8%          282          11,001            9.8%          386
Retrocessional
  reinsurance............        3,562            3.0%           82           1,682            1.5%           61
Aviation(1)..............        5,164            4.4%           14           3,871            3.5%           19
Other....................        2,283            2.0%           41           1,086            1.0%           29
                              --------          -----         -----        --------          -----         -----
          Total..........     $117,050          100.0%        2,372        $111,569          100.0%        1,888
                              ========          =====         =====        ========          =====         =====

---------------
(1) In 1997 and 1996, two aviation contracts were on a pro rata basis.

     CATASTROPHE EXCESS-OF-LOSS REINSURANCE. Catastrophe excess-of-loss reinsurance provides coverage to a primary insurer when aggregate claims and claim expenses from a single occurrence of a peril covered under a portfolio of primary insurance contracts written by the primary insurer exceed the attachment point specified in the reinsurance contract with the primary insurer. The primary insurer can then recover up to the limit of reinsurance it has elected to buy for each layer. Once a layer is exhausted by collection of claims, the primary insurer generally buys another reinsurance layer for the same liability coverage, i.e., a reinstatement, for an additional premium. Most of IPC's policies are limited to losses occurring during the policy term. A small number of IPC's policies have terms of more than one year, but most of these policies contain a cancellation clause entitling either party to cancel at the anniversary date.

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

     AVIATION REINSURANCE. IPC also writes a small book of short-tail aviation reinsurance on an excess-of-loss basis. Although they primarily involve property damage, certain aviation risks may involve casualty coverage arising from the same event causing the property damage. Coverage is generally written in excess of a substantial attachment point, so events likely to cause a claim will occur infrequently but be relatively severe. In 1997, the majority of this business was written in two pro rata aviation contracts, where the underlying insurance is written on an excess-of-loss basis.

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

     The predetermined levels are established annually on the basis of, and as a proportion of, shareholders' equity. If a proposed reinsurance program would cause the limit then in effect to be exceeded, the program would be declined, regardless of its desirability, unless retrocessional coverage (i.e. IPC purchasing reinsurance) could be obtained, thereby reducing the net aggregate exposure to the maximum limit permitted, or less. If IPC were to suffer a loss in any fiscal year, thus reducing shareholders' equity, the limits per zone would be reduced in the next year, with the possible effect that IPC would thereafter reduce existing business in a zone exceeding such limit.

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

                                                           YEAR ENDED DECEMBER 31,
                           ---------------------------------------------------------------------------------------
                                              1997                                         1996
                           ------------------------------------------   ------------------------------------------
                                            PERCENTAGE OF                                PERCENTAGE OF
                              PREMIUMS        PREMIUMS      NUMBER OF      PREMIUMS        PREMIUMS      NUMBER OF
   GEOGRAPHIC AREA(1)         WRITTEN          WRITTEN      CONTRACTS      WRITTEN          WRITTEN      CONTRACTS
   ------------------      --------------   -------------   ---------   --------------   -------------   ---------
                           (IN THOUSANDS)                               (IN THOUSANDS)
United States............     $ 54,200           46.3%          938        $ 51,641           46.3%          698
Worldwide(2).............       16,141           13.8%          341          20,044           18.0%          408
Worldwide (excluding the
  U.S.)(3)...............        2,497            2.1%           59           2,429            2.2%           36
United Kingdom...........       12,392           10.6%          177          11,403           10.2%          138
Europe (excluding the
  U.K.)..................       11,232            9.6%          271           6,523            5.8%          156
Japan....................        2,794            2.4%           74           5,088            4.6%           81
Australia/New Zealand....        9,433            8.1%          139           6,308            5.6%           75
Other....................        8,361            7.1%          373           8,133            7.3%          296
                              --------          -----         -----        --------          -----         -----
          Total..........     $117,050          100.0%        2,372        $111,569          100.0%        1,888
                              ========          =====         =====        ========          =====         =====

---------------
Notes:
(1) Except as otherwise noted, each of these categories includes contracts that cover risks primarily located in the designated geographic area.

(2) Includes contracts that cover risks primarily in two or more countries, including the United States.

(3) Includes contracts that cover risks primarily in two or more countries, excluding the United States.

     The following table sets forth IPC's aggregate in-force liability allocated to the zone of coverage exposure at January 1, 1998 and 1997.

                                                                     AGGREGATE LIMIT OF
                                                                  LIABILITY AT JANUARY 1,
                                                              --------------------------------
                     GEOGRAPHIC AREA(1)                            1998              1997
                     ------------------                       --------------    --------------
                                                              (IN THOUSANDS)    (IN THOUSANDS)
United States
  New England...............................................     $358,153          $319,139
  Atlantic..................................................      415,579           372,820
  Gulf......................................................      346,976           316,845
  North Central.............................................      328,807           294,723
  Mid West..................................................      327,532           277,203
  West......................................................      376,052           300,140
  Alaska....................................................      102,491            99,079
  Hawaii....................................................      116,577           106,687
          Total United States(2)............................      563,567           536,937
Canada......................................................       84,986            77,774
Worldwide(3)................................................       33,475            40,776
Worldwide (excluding the U.S.)(4)...........................      122,577            30,995
United Kingdom..............................................      355,237           263,811
Europe (excluding U.K.).....................................      210,004           288,954
Japan.......................................................       57,369            76,023
Australia/New Zealand.......................................      175,868           126,413
Other.......................................................      179,443           140,806

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

     With respect to U.S. exposures, IPC uses the computer-based systems described below as one tool in estimating the aggregate losses that could occur under all of its contracts covering U.S. risks as a result of a range of potential catastrophic events. By evaluating the effects of various potential events, management monitors whether the risks that could be accepted within a zone are appropriate in light of other risks already affecting such zone and, in addition, whether the level of its zone limits is acceptable.

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

     Prior to reviewing any program proposal, IPC considers the appropriateness of the cedent, including the quality of its management and its capital and risk management strategy. In addition, IPC requires that each proposed reinsurance program received by it include information on the nature of the perils to be included and detailed aggregate information as to the location or locations of the risks covered under the catastrophe contract. Additional information would also include the cedent's loss history for the perils being reinsured, together with relevant underwriting considerations which would impact exposures to catastrophe reinsurers. IPC first evaluates exposures on new programs in light of the overall zone limits in any given catastrophe zone, together with program limits and contract limits, to ensure a balanced and disciplined underwriting approach. If the program meets all of these initial underwriting criteria, IPC then evaluates the proposal in terms of risk/ reward profile to assess the adequacy of the proposed pricing and its potential impact on IPC's overall return on capital. Once a program meets IPC's requirements for underwriting and pricing, the program would then be authorized for acceptance.

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

     Generally, about 55% of premiums written by IPC each year are for contracts which have effective dates in January, about 15% in April, about 18% in July and the remainder at other times throughout the year. Premiums are generally due in installments over the contract term, with each installment generally received within 30 days after the due date.

RETROCESSIONAL REINSURANCE

     IPC currently does not limit its loss exposure by reinsuring portions of its contracts with independent reinsurers. Management believes that current program rates for retrocessional coverage are too high to render such coverage economically feasible. Management continues to review availability, price and potential use of retrocessional reinsurance.

MARKETING

     IPC's customers generally are sophisticated, long-established insurers who understand the risks involved and who desire the assurance not only that claims will be paid but that reinsurance will continue to be available after claims are paid. Catastrophic losses can be expected to affect financial results adversely from time to time, and management believes that financial stability and growth of capital (as well as service and innovation) are essential for creating long-term relationships with clients, and that such relationships are key to creating long-term value to the Company and its shareholders. During 1997, no single ceding insurer accounted for more than 4.2% of IPC's premiums written.

     IPC markets its reinsurance products worldwide through non-exclusive relationships with more than 50 of the leading reinsurance brokers active in the U.S. and non-U.S. markets for property catastrophe reinsurance. In addition, IPC Re Services Limited has been incorporated in the United Kingdom, from which European marketing efforts are conducted on behalf of IPC Re.

     Based on premiums written under contracts in force on December 31, 1997, the five brokers from which IPC derives the largest portions of its business (with the approximate percentage of IPC's business derived from such broker) are
J. & H. Marsh & McLennan and affiliates (21.6%), Aon Corp. and affiliates (21.5%), Willis Faber (9.7%), E.W. Blanch (7.7%) and Benfield Greig (7.0%). IPC, as of December 31, 1997, has in force reinsurance contracts with only six ceding companies which were not derived from a reinsurance broker; otherwise, its products are marketed exclusively through brokers. Of the total premiums attributable to the five largest producing brokers referred to above, none were attributable to brokers affiliated with the insurers seeking coverage. Aon Corp. Inc. is an affiliate of The Life Insurance Company of Virginia, a shareholder of the Company that beneficially owned 163,043 Common Shares immediately after the Offering (in which it sold 1,086,957 Common Shares). All brokerage transactions are entered into on an arm's-length basis.

     IPC's brokers perform data collection, contract preparation and other administrative tasks, enabling IPC to market its reinsurance products cost-effectively by maintaining a small staff. By relying largely on reinsurance brokers to market its products, IPC is able to avoid the expense and regulatory complications of worldwide offices, thereby minimizing fixed costs associated with marketing activities. IPC believes that by maintaining close relationships with brokers, it is able to obtain access to a broad range of potential reinsureds. IPC Re meets frequently in Bermuda and elsewhere outside the United States with brokers and senior representatives of clients and prospective clients. All contract submissions are approved in IPC Re's executive offices in Bermuda, and IPC does not believe that conducting its operations in Bermuda has adversely affected its marketing activities in light of the client base it has attracted and retained.

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

     Loss reserves represent IPC's estimates, at a given point in time, of the ultimate settlement and administration costs of claims incurred, and it is possible that the ultimate liability may exceed or be less than such estimates. Such estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends in claim severity and frequency and other variable factors such as inflation and currency exchange rates. During the claim settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward, and any such adjustment would affect IPC's results of operations in the period when the adjustment is determined. For example, as of December 31, 1994, IPC believed that its total losses and loss adjustment expenses (the sum of loss reserves and losses paid to date) relating to the Northridge, California earthquake would be $20.6 million. At December 31, 1997, this figure had increased to $22.9 million. Even after such adjustments, ultimate liability may materially exceed or be less than the revised estimates. Moreover, reserve estimates by relatively new property catastrophe reinsurers, such as IPC, may be inherently more volatile than the reserve estimates of a reinsurer with a stable volume of business and an established claim history. In contrast to casualty losses, which frequently can be determined only through lengthy, unpredictable litigation, property losses tend to be reported promptly and settled within a shorter period of time.

INVESTMENTS

     GENERAL. IPC's current investment strategy is defined primarily by the need to safeguard IPC's capital, since it is considered that the risks inherent in catastrophe reinsurance should not be augmented by a speculative investment policy. For this reason the policy is conservative with a strong emphasis on the quality of investments.

     At December 31, 1997, other than cash, IPC's investments consisted of fixed-income securities, none of which had a rating of less than A, and shares of stocks in the companies which comprise the S&P 500. Corporate bonds represented 52% of total fixed income investments at December 31, 1997 and of these 16% and 84% were issued by U.S. and non-U.S. corporations, respectively. IPC's investment policy also stresses diversification and at December 31, 1997 only one single issuer of securities, other than the U.S. Treasury, represented more than 5% of IPC's portfolio. This was the International Bank for Reconstruction and Development, whose issues represented 6% of the fixed income portfolio (8% in 1996). In addition to these parameters, guidelines are also set which limit permitted issuers, the amount of non-U.S. dollar denominated securities and the target duration of the portfolio.

     The following table summarizes the fair value of the investments and cash and cash equivalents of IPC as of December 31, 1997 and 1996:

                                                                  DECEMBER 31,
                                                              --------------------
                     TYPE OF INVESTMENT                         1997        1996
                     ------------------                       --------    --------
                                                                 (IN THOUSANDS)
FIXED MATURITIES AVAILABLE FOR SALE
U.S. Government and government agencies.....................  $ 33,229    $ 74,155
Other governments...........................................   125,780      70,595
Corporate...................................................   228,775      70,311
Supranational entities......................................    54,544      35,931
                                                              --------    --------
                                                              $442,328    $250,992
FIXED MATURITIES HELD TO MATURITY
U.S. Government and government agencies.....................        --       2,052
Other governments...........................................        --      75,438
Corporate...................................................        --     103,865
Supranational entities......................................        --      48,109
                                                              --------    --------
                                                                    --     229,464
Equities, available for sale................................  $ 86,685    $     --
                                                              --------    --------
Cash and cash equivalents...................................  $  9,746    $ 23,797
                                                              --------    --------
                                                              $538,759    $504,253
                                                              ========    ========

     In July 1994, IPC reclassified approximately half of its investment portfolio from "available for sale" to "held to maturity" within the meaning of Statement of Financial Accounting Standard No. 115. See note 2(d) to the Company's Consolidated Financial Statements. The effect of this reclassification was that unrealized gains and losses arising as a result of market fluctuations on securities classified as held to maturity, and which would otherwise be accounted for through shareholders' equity, were not recognized in IPC's financial statements. In December 1995, IPC entered into a series of transactions designed to align more closely the maturity profile of the held to maturity portfolio with the index against which the performance of the total investment portfolio is measured. In June, 1997 the portfolio underwent further restructuring, with the intention of reducing the overall potential volatility of its value. IPC reclassified all securities which were in the held to maturity portfolio as "available for sale", and also entered into further transactions designed to shorten the duration of the portfolio. As a result of the reclassification, both total assets and shareholders' equity were reduced by $517,000, representing the unrealized loss on the securities at the date of transfer. See note 3(h) to the Company's Consolidated Financial Statements.

     IPC's investment guidelines are reviewed periodically and are subject to change at the discretion of the Board of Directors.

     MATURITY AND DURATION OF PORTFOLIO. Currently IPC maintains a target modified duration for the portfolio of between 1.25 years and 3.75 years although actual maturities of individual securities vary from less than one year to a maximum of eight years for fixed income securities, and ten years for money-market securities. At December 31, 1997 the fixed maturity portfolio (including cash and cash equivalents within such portfolio) had an average life of 3.0 years and an average modified duration of 2.6 years. Management believes that, given the relatively high quality of its portfolio, adequate market liquidity exists to meet IPC's cash demands.

     The following table summarizes the fair value by maturities of IPC's fixed maturity investment portfolio as of December 31, 1997 and 1996. For this purpose, maturities reflect contractual rights to put or call the securities; actual maturities may be longer.

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
                                                                 (IN THOUSANDS)
AVAILABLE FOR SALE:
  Due in one year or less...................................  $ 47,828    $ 34,424
  Due after one year through five years.....................   366,207      98,427
  Due after five years through ten years....................    28,293     118,141
                                                              --------    --------
                                                              $442,328    $250,992
                                                              ========    ========
HELD TO MATURITY:
  Due in one year or less...................................  $     --    $ 29,943
  Due after one year through five years.....................        --     100,845
  Due after five years through ten years....................        --      98,676
                                                              --------    --------
                                                              $     --    $229,464
                                                              ========    ========

     QUALITY OF DEBT SECURITIES IN PORTFOLIO. IPC's investment guidelines stipulate that a majority of the securities be AAA and AA rated, although a select number of A rated issues is permitted. The primary rating source is S&P and, when no S&P rating is available, Moody's ratings are used.

     The following table summarizes the composition of the fair value of all cash and fixed maturity investments by rating:

                                                               DECEMBER 31,
                                                              --------------
                                                              1997     1996
                                                              -----    -----
Cash and cash equivalents...................................    2.2%     4.7%
U.S. Government and government agencies.....................    7.3%    15.1%
AAA.........................................................   44.6%    49.3%
AA..........................................................   38.1%    29.3%
A...........................................................    7.8%     1.6%
                                                              -----    -----
                                                              100.0%   100.0%
                                                              =====    =====

     There are no delinquent securities in IPC's investment portfolio.

     REAL ESTATE. IPC's portfolio does not contain any investments in real estate or mortgage loans.

     FOREIGN CURRENCY EXPOSURE. At December 31, 1997 substantially all of IPC's fixed maturity investments were in securities denominated in U.S. dollars. At December 31, 1997, IPC held U.S. $23,112 of Australian dollar denominated bonds issued by the New South Wales Treasury Corp. The investment guidelines permit up to 25% of the portfolio to be invested in non-U.S. dollar securities. However, from inception, such investments have been made infrequently and for relatively short periods of time. Since July 1995, IPC has entered into forward foreign exchange contracts for purposes of hedging its non-U.S. dollar denominated investment portfolio. In addition, in the event that loss payments must be made in currencies other than the U.S. dollar, in some cases IPC will match the liability with assets denominated in the same currency, thus mitigating the effect of exchange rate movements on the balance sheet. To date this strategy has been used only once.

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

COMPETITION

     The property catastrophe reinsurance industry is highly competitive. IPC competes, and will continue to compete, with insurers and property catastrophe reinsurers worldwide, many of which have greater financial, marketing and management resources than IPC. In particular, IPC competes with the Bermuda-based property catastrophe reinsurers, including Mid Ocean Reinsurance Company Ltd., Renaissance Reinsurance Ltd., Partner Reinsurance Company Ltd., XL Global Reinsurance Limited, LaSalle Re Limited, Tempest Reinsurance Company Limited and Cat Limited, and outside Bermuda with the established international reinsurers such as General Re, American Re Corporation, Munich Re, Swiss Reinsurance Company and Lloyd's. In addition, there may be established companies or new companies of which IPC is not aware that may be planning to enter the property catastrophe reinsurance market or existing reinsurers that may be planning to commit capital to this market. In addition, Lloyd's determined in 1993 to allow its syndicates to accept capital from corporate investors. Competition in the types of reinsurance business that IPC underwrites is based on many factors, including premium charges and other terms and conditions offered, services provided, ratings assigned by independent rating agencies, speed of claims payment, claims experience, perceived financial strength and experience and reputation of the reinsurer in the line of reinsurance to be written. Many of the reinsurers who have entered the Bermuda- and London-based reinsurance markets have or could have more capital than IPC. The full effect of this additional capital on the reinsurance market may not be known for some time. No assurance can be given as to what impact this additional capital will ultimately have on terms or conditions of the reinsurance contracts of the types written by IPC.

     In September 1996, IPC was rated by A.M. Best Company, Inc. ("A.M. Best"), who gave an initial rating of A+ (Superior). This rating was affirmed by A.M. Best during 1997. In July, 1997 S&P assigned a claims-paying ability rating of A+. Prior to 1996, IPC was not rated by any rating agency. The rating received from A.M. Best represents the second highest rating on their rating scale. The rating received from S&P represents the fifth highest rating on their rating scale. Such ratings are based on factors of concern to cedents and brokers and are not directed toward the protection of investors. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell such securities. While the Company believes that its ratings will not be a major competitive advantage or disadvantage, some of the Company's principal competitors have a rating equal to that of the Company. Insurance ratings are one factor used by brokers and cedents in the United States as a means of assessing the financial strength and quality of reinsurers. In addition, a cedent's own rating may be adversely affected by the lack of a rating of its reinsurer. IPC Re is not licensed or admitted as an insurer in any jurisdiction in the United States and, as a consequence, must generally post letters of credit or other security to cover outstanding claims of, or unearned premiums with respect to, ceding insurers in the United States to enable such insurers to obtain favorable regulatory capital treatment of their reinsurance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     Management is aware of a number of new, proposed or potential legislative or industry changes that may impact upon the worldwide demand for property catastrophe reinsurance. In the United States, Florida and Hawaii have implemented arrangements whereby the state provides catastrophe type property insurance through sponsored state entities. Part of the reinsurance is placed outside of the traditional reinsurance market in the capital markets. (i.e. utilizing capital or derivative market instruments) or in the finite reinsurance market. California has also implemented the formation of the California Earthquake Authority to provide limited earthquake insurance for California residents. Although IPC has been selected to participate, and currently participates, in part of the reinsurance program for this entity, there can be no assurance that such participation will continue. In the United Kingdom, the government has enacted a bill to allow insurers to build claim equalization reserves which might reduce the amount of reinsurance bought. Management is also aware of many potential initiatives by capital market participants to produce alternative products that may compete with the existing catastrophe reinsurance markets. Management is unable to predict the extent to which the foregoing new, proposed or potential initiatives may affect the demand for IPC's products or the risks which may be available for IPC to consider underwriting.

EMPLOYEES

     As of January 1, 1998, IPC employed 16 people on a full-time basis including its Chief Executive Officer, Chief Financial Officer and three underwriters. IPC believes that its employee relations are good. None of IPC's employees are subject to collective bargaining agreements, and IPC knows of no current efforts to implement such agreements at IPC.

     Many of IPC's employees, including most of its senior management, are employed pursuant to work permits granted by the Bermuda authorities. These permits expire at various times over the next several years. IPC has no reason to believe that these permits would not be extended upon request at their respective expirations.

REGULATION -- BERMUDA

     THE INSURANCE ACT OF 1978, AS AMENDED, AND RELATED REGULATIONS (THE "INSURANCE ACT"). IPC Re is a registered Bermuda insurance company and is subject to regulation and supervision in Bermuda. The applicable Bermudian statutes and regulations generally are designed to protect insureds and ceding insurance companies rather than shareholders. Among other things, such statutes and regulations require IPC Re to maintain minimum levels of capital and surplus; impose restrictions on the amount and type of investments it may hold; prescribe solvency standards that it must meet; limit transfers of ownership of its capital shares and provide for the performance of certain periodic examinations of IPC Re and its financial condition. These statutes and regulations may, in effect, restrict the ability of IPC Re to write new business or, as indicated above, distribute funds to the Company. The Insurance Act, which regulates the insurance business of IPC Re, provides that no person shall carry on an insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Minister of Finance (the "Minister"). The Minister, in deciding whether to grant registration, has broad discretion to act as he thinks fit in the public interest. The Minister is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. The registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the Minister may impose at any time. As a holding company, the Company is not subject to Bermuda insurance regulations.

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

     CLASSIFICATION OF INSURERS. In March 1995, the Insurance Act was amended to establish four classes of insurers in the area of general business. IPC Re applied to and obtained from the Registrar of Companies in Bermuda (the "Registrar"), who is the chief administrative officer under the Insurance Act, approval as a Class 4 insurer, having met the requirement of a minimum of $100 million of total statutory capital and surplus. The requirements of a Class 4 insurer -- the highest available class -- are intended to assure the world insurance market of the license-holder's long-term stability and sound financial condition. This classification requires that IPC Re not write long-term business without the Minister's approval and, in the event a proposed dividend is in excess of 25% of its total statutory capital and surplus, file an affidavit as to solvency, declaring that it will remain in compliance with the solvency margin and minimum capital and surplus requirements. In addition, dividends are prohibited where payment would cause IPC Re to be in breach of the Insurance Act. The solvency margin requirement is the greatest of $100 million, 50% of net premiums written (with maximum credit of 25% for reinsurance ceded) or 15% of loss and loss expense reserves. If IPC Re were to reduce its total statutory capital by more than 15% of that contained in its Statutory Financial Statements for the prior fiscal year, it would be required to apply to the Minister for approval and file certain required information, including an affidavit declaring that it would remain in compliance with the required minimum solvency margin and liquidity ratio. As of January 1, 1998, IPC Re would have been able to pay approximately $131 million in dividends in accordance with the foregoing restrictions. The Company does not expect these requirements to impose any significant limitations on the Company's liquidity, based on IPC Re's current capital structure and operating results. See note 13 to the Company's Consolidated Financial Statements.

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

     MINIMUM SOLVENCY MARGIN. The Insurance Act provides that the statutory assets of an insurer must exceed its statutory liabilities by at least the prescribed minimum solvency margin which varies with the class of the insurer and the insurer's premiums written and loss reserve level. As indicated above, the solvency margin requirement for a Class 4 insurer is the greatest of $100 million, 50% of net premiums written (with maximum credit of 25% for reinsurance ceded) or 15% of loss and loss expense reserves. See note 13 to the Company's Consolidated Financial Statements for information with respect to IPC Re's statutory capital and surplus.

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

     CERTAIN OTHER CONSIDERATIONS. Although IPC Re is incorporated in Bermuda, it is classified as non-resident of Bermuda for exchange control purposes by the Bermuda Monetary Authority. Pursuant to its non-resident status, IPC Re may hold any currency other than Bermuda Dollars and convert that currency into any other currency (other than Bermuda Dollars) without restriction.

     As "exempted" companies, the Company and IPC Re may not, without the express authorization of the Bermuda legislature or under a license granted by the Minister, participate in certain business transactions, including: (i) the acquisition or holding of land in Bermuda (except that required for its business and held by way of lease or tenancy agreement for a term not exceeding 21 years); (ii) the taking of mortgages on land in Bermuda in excess of $50,000; or
(iii) the carrying on of business of any kind in Bermuda, except in certain limited circumstances such as doing business with another exempted undertaking in furtherance of the business of the Company or IPC Re (as the case may be) carried on outside Bermuda.

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

REGULATION -- UNITED STATES, UNITED KINGDOM AND OTHER

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

     In addition to the regulatory requirements imposed by the jurisdictions in which they are licensed, reinsurers' business operations are affected by regulatory requirements in various states of the United States governing "credit for reinsurance" which are imposed on their ceding companies. In general, a ceding company which obtains reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction or state in which the reinsurer files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the liability for unearned premiums and loss reserves and loss expense reserves ceded to the reinsurer. IPC Re is not licensed, accredited or approved in any state in the United States. The great majority of states, however, permit a credit to statutory surplus resulting from reinsurance obtained from a non-licensed or non-accredited reinsurer to be offset to the extent that the reinsurer provides a letter of credit or other acceptable security arrangement. A few states do not allow credit for reinsurance ceded to non-licensed reinsurers except in certain limited circumstances and others impose additional requirements that make it difficult to become accredited. IPC Re is also subject to excise tax in the United States for U.S. business, and in certain other jurisdictions.

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

     Similarly, IPC Re Services is not registered as an insurer in the United Kingdom or in any other jurisdiction. The Company believes that IPC Re Services is not required to be registered as an insurance company in the United Kingdom, and that the activities of IPC Re Services do not cause the Company or IPC Re to be subject to regulation as an insurance company in the United Kingdom.

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

     CONTROLLED FOREIGN CORPORATION RULES. Each "United States shareholder" of a "controlled foreign corporation" ("CFC") who owns shares in the CFC on the last day of the CFC's taxable year must include in its gross income for United States federal income tax purposes its pro-rata share of the CFC's "subpart F income", even if the subpart F income is not distributed. For these purposes, any U.S. person who owns, directly or indirectly through foreign persons, or is considered to own under applicable constructive ownership rules of the Code, 10% or more of the total combined voting power of all classes of stock of a foreign corporation will be considered to be a "United States shareholder" In general, a foreign insurance company such as IPC Re is treated as a CFC only if such "United States shareholders" collectively own more than 25% of the total combined voting power or total value of the company's stock for an uninterrupted period of 30 days or more during any tax year. AIG owns 24.4% of the Common Shares and the AIG Option, although, pursuant to the Bye-laws, the combined voting power of these shares is limited to less than 10% of the combined voting power of all shares. The Company believes that, because of the dispersion of the Company's share ownership among holders other than AIG and because of the restrictions on transfer, issuance or repurchase of the Common Shares, shareholders of the Company will not be subject to treatment as "United States shareholders" of a CFC. In addition, because under the Bye-laws no single shareholder (including AIG) is permitted to exercise as much as 10% of the total combined voting power of the Company, shareholders of the Company should not be viewed as "United States shareholders" of a CFC for purposes of these rules. There can be no assurance, however, that these rules will not apply to shareholders of the Company. Accordingly, U.S. persons who might, directly or through attribution, acquire 10% or more of the Common Shares of the Company should consider the possible application of the CFC rules.

     RELATED PERSON INSURANCE INCOME RULES. If IPC Re's related person insurance income ("RPII") were to equal or exceed 20% of IPC Re's gross insurance income in any taxable year, a U.S. person who owns Common Shares directly or indirectly on the last day of the taxable year would likely be required to include in its income for U.S. federal income tax purposes the shareholder's pro-rata share of IPC Re's RPII for the taxable year, determined as if such RPII were distributed proportionately to such United States shareholders at that date regardless of whether such income is distributed. The amount of RPII earned by IPC Re (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. shareholder of IPC Re or any person related to such shareholder, including the Company) will depend on a number of factors, including the geographic distribution of IPC Re's business and the identity of persons directly or indirectly insured or reinsured by IPC Re. Although IPC Re does not believe that the 20% threshold was met in taxable years 1994, 1995, 1996 or 1997, some of the factors which determine the extent of RPII in any period may be beyond the control of IPC Re. Consequently, there can be no assurance that IPC Re's RPII will not equal or exceed 20% of its gross insurance income in any taxable year.

     The RPII rules provide that if a shareholder who is a U.S. person disposes of shares in a foreign insurance corporation that has RPII (even if the amount of RPII is less than 20% of the corporation's gross insurance income) and in which U.S. persons own 25% or more of the shares, any gain from the disposition will generally be treated as ordinary income to the extent of the shareholder's share of the corporation's undistributed earnings and profits that were accumulated during the period that the shareholder owned the shares (whether or not such earnings and profits are attributable to RPII). In addition, such a shareholder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the shareholder. These rules should not apply to dispositions of Common Shares because the Company is not itself directly engaged in the insurance business and because proposed U.S. Treasury regulations appear to apply only in the case of shares of corporations that are directly engaged in the insurance business. There can be no assurance, however, that the Internal Revenue Service will interpret the proposed regulations in this manner or that the applicable regulations will not be promulgated in final form in a manner that would cause these rules to apply to dispositions of Common Shares.

     TAX-EXEMPT SHAREHOLDERS. Recently enacted legislation generally requires tax-exempt entities to treat certain subpart F insurance income, including RPII, that is includible in income by the tax-exempt entity as unrelated business taxable income.

ITEM 2.  PROPERTIES

     Pursuant to an administrative services agreement with American International Company, Limited ("AICL"), a wholly-owned subsidiary of AIG, IPC is allocated office space in AICL's building in Bermuda and IPC's principal executive offices are located there. The address of the principal executive offices is American International Building, 29 Richmond Road, Pembroke HM 08, Bermuda and its telephone number is (441) 298-5100. In addition, IPC Re Services leases office space located in London, England.

ITEM 3.  LEGAL PROCEEDINGS

     IPC will be subject to litigation and arbitration in the ordinary course of its business. IPC currently is not involved in any material pending litigation or arbitration proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the year ended December 31, 1997.

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

                                                               HIGH        LOW
                                                              -------    -------
1997
  Quarter ended March 31, 1997..............................  $26.375    $22.500
  Quarter ended June 30, 1997...............................   28.125     22.375
  Quarter ended September 30 ,1997..........................   30.500     26.750
  Quarter ended December 31, 1997...........................   32.875     29.125

1996
  Quarter ended March 31, 1996 (from March 14, 1996)........  $22.250    $19.875
  Quarter ended June 30, 1996...............................   21.625     19.000
  Quarter ended September 30 ,1996..........................   20.750     19.500
  Quarter ended December 31, 1996...........................   22.875     19.625

     As of February 28, 1998, there were 124 holders of record of Common Shares.

     In each of March, June, September, and December 1997, the Company paid dividends of $0.3175 per Common Share. In addition, in June and December 1997, the Company paid special dividends of $1.00 per Common Share. The actual amount and timing of any future dividends is at the discretion of the Board and is dependent upon the profits and financial requirements of the Company, as well as loss experience, business opportunities and any other factors that the Board deems relevant. In addition, if the Company has funds available for distribution, it may nevertheless determine that such funds should be retained for the purposes of replenishing capital, expanding premium writings or other purposes. The Company is a holding company, whose principal source of income is cash dividends and other permitted payments from IPC Re. The payment of dividends from IPC Re to the Company is restricted under Bermuda law and regulation, including Bermuda insurance law. Under the Insurance Act, IPC Re is prohibited from paying dividends of more than 25% of its statutory capital and surplus at the beginning of the fiscal year unless it files an affidavit stating it will continue to meet the required solvency margin and minimum liquidity ratio requirements, and from declaring or paying dividends without the approval of the Minister of Finance if it failed to meet its required margins from the previous fiscal year. The maximum amount of dividends which could be paid by IPC Re to the Company at January 1, 1998 without such notification is approximately $131,287,000. The Insurance Act also requires IPC Re to maintain a minimum solvency margin and minimum liquidity ratio and prohibits dividends which would result in a breach of these requirements. In addition, IPC Re is prohibited under the Insurance Act from reducing its opening total statutory capital by more than 15% without the approval of the Minister of Finance. As a result of these factors, there can be no assurance that the Company's dividend policy will not change or that the Company will declare or pay any dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The historical consolidated financial data presented below as of and for each of the periods ended December 31, 1997, 1996, 1995 and 1994 were derived from the Company's consolidated financial statements which are incorporated herein by reference to the Annual Report. The selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and related notes thereto, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" also contained in the Annual Report and incorporated herein by reference.

                                                                                             PERIOD
                                                                                          MAY 20, 1993
                                                 YEAR ENDED DECEMBER 31,                    THROUGH
                                  -----------------------------------------------------   DECEMBER 31,
                                     1997          1996          1995          1994           1993
                                  -----------   -----------   -----------   -----------   ------------
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF INCOME DATA
  Premiums written..............  $   117,050   $   111,569   $   104,096   $    85,610   $    15,387
  Premiums earned...............      112,486       113,642       101,541        74,667         5,035
  Net investment income.........       29,883        28,883        22,855        16,762         6,370
  Loss and loss expenses
     incurred...................       14,708        32,732        36,657        31,570            --
  Acquisition costs.............       13,487        11,849        10,315         7,665           516
  General & administrative
     expenses(1)................       10,238         9,250         6,112         4,708         1,351
  Realized capital
     gains/(losses).............       (3,616)        3,871         2,973        (1,053)            8
  Net income....................  $   100,320   $    92,565   $    74,285   $    46,433   $     9,546
  Net income per Common
     Share(2)...................  $      3.79   $      3.55   $      2.90   $      1.85   $      0.38
  Weighted average shares
     outstanding(2).............   26,492,401    26,080,744    25,618,719    25,130,454    25,073,598
  Dividend per Common Share(3)..  $      3.27   $    0.8925            --            --            --
OTHER DATA
  Loss and loss expense
     ratio(4)...................         13.1%         28.8%         36.1%         42.3%          0.0%
  Expense ratio(4)..............         19.7%         19.2%         17.4%         16.9%         36.9%
  Combined ratio(4).............         32.8%         48.0%         53.5%         59.2%         36.9%
  Return on average equity(5)...         19.6%         19.9%         19.1%         14.5%          6.2%
BALANCE SHEET DATA (AT END OF
  PERIOD)
  Total cash and investments....  $   538,759   $   503,846   $   444,082   $   354,697   $   302,342
  Reinsurance balances
     receivable.................       27,735        25,687        25,451        19,285         8,165
  Total assets..................      585,019       548,081       485,248       387,327       319,690
  Reserve for losses and loss
     expenses...................       27,590        28,483        24,717        17,976            --
  Unearned premiums.............       26,462        21,898        23,971        21,416        10,338
  Total shareholders' equity....      528,293       496,135       434,292       347,183       309,007
  Book value per Common
     Share(6)...................  $     19.94   $     19.02   $     16.58   $     13.76   $     12.36

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

(3) Dividend per Common Share is based on the number of average outstanding Common Shares during the years ended December 31, 1997 and 1996, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The information concerning directors required for this item is incorporated herein by reference to the information contained under the captions "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required for this item is incorporated herein by reference to the information contained under the caption "Certain Relationships and Related Transactions" in the Proxy Statement.

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

     AIG Global Investment Corp. (Ireland) Ltd. ("AIGIC"), an indirect wholly owned subsidiary of AIG, provides investment advisory services to IPC pursuant to an investment advisory agreement that has a one year term expiring June 23, 1998 and is subject to termination thereafter any such period by either party on 30 days' written notice. IPC pays AIGIC an annual fee of .35% on the first $100 million of funds under management, .25% on the next $100 million of funds under management and .15% on all funds managed greater than $200 million.

     AIG Global Investment Trust Services Limited, an indirect wholly-owned subsidiary of AIG based in Ireland, provides custodial services to IPC pursuant to a custodial agreement that provides for an annual fee of .04% of the market value of the portfolio plus reimbursement of fees and out-of-pocket expenses, and may be terminated by either party upon 90 days' written notice.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements and Exhibits

     1.  Financial Statements

         The following Consolidated Financial Statements of the Company and Report of Independent Auditors are incorporated herein by reference to pages 13 to 39 of the Annual Report:

       Report of Independent Public Accountants.
       Consolidated balance sheets as of December 31, 1997 and 1996. Consolidated statements of income for the years ended December 31, 1997,
         1996 and 1995.
       Consolidated statements of changes in shareholders' equity for the years
         ended December 31, 1997,   1996 and 1995.
       Consolidated statements of cash flows for the years ended December 31,
         1997, 1996 and 1995.
       Notes to the Consolidated Financial Statements.

     2.  Financial Statement Schedules

       Report of Independent Public Accountants on Schedules.
       Schedule II -- Condensed Financial Information of Registrant.
       Schedule III -- Supplementary Insurance Information of Subsidiary for the years ended December 1997, 1996 and 1995.
       Schedule IV -- Supplementary Information concerning Reinsurance for the years ended
         December 31, 1997, 1996 and 1995.

         Certain schedules have been omitted, either because they are not applicable or because the information is included in the Consolidated Financial Statements of the Company incorporated by reference to the Annual Report.

3.  Exhibits

EXHIBIT
NUMBER                             DESCRIPTION                               METHOD OF FILING
-------                            -----------                               ----------------
 2.2       Board Resolution authorizing the Exchange...................             *
 3.1       Memorandum of Association of the Company....................             *
 3.2       Amended and Restated Bye-Laws of the Company................             *
 3.3       Form of Memorandum of Increase of Share Capital.............             *
 3.4       Form of Registration Rights Agreement.......................             *
 4.1       Form of Share Certificate...................................             *
10.1A      Termination Agreement among the Company and its previous
             shareholders..............................................             *
10.1  B    Amendment No. 1 to the Termination Agreement dated as of
             February 15, 1996.........................................             *
10.2       Form of Amended and Restated Option Agreement entered into
             between the Company and AIG...............................             *
10.3       IPC Holdings, Ltd. Stock Option Plan........................             *
10.4       IPC Re Defined Contribution Plan............................             *
10.5       Amended and Restated Administrative Services Agreement among
             IPC and AICL..............................................             *
10.6       Investment Management Agreement between IPC Re and AIGIC....             **
10.7       Investment Sub-Advisory Agreement between AIGIC and AIGIC
             (Europe) (formerly known as Dempsey & Company
             International Limited)....................................             *
10.8       Custodial Agreement between AIGTS and IPC Re................             *
10.9       Retirement Agreement between IPC Re and James P. Bryce......             *
10.10      Retirement Agreement between IPC Re and Peter J.A. Cozens...             *
11.1       Statement regarding Computation of Per Share Earnings.......       Filed herewith
13.1       Portions of the Annual Report incorporated herein by
             reference.................................................       Filed herewith
21.1       Subsidiaries of the Registrant..............................       Filed herewith
23.1       Consent of Arthur Andersen & Co.............................       Filed herewith
27.1       Financial Data Schedule.....................................       Filed herewith

---------------
 * Incorporated by reference to the corresponding exhibit in the Company's Registration Statement on Form S-1 (No. 333-00088).

** Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1997 (File No. 0-27662).

(b) Reports on Form 8-K.

     No reports were filed on Form 8-K during the fourth quarter of 1997.

                               IPC HOLDINGS, LTD.

                               INDEX TO SCHEDULES

  SCHEDULE/REPORT                                                                PAGE
  ---------------                                                                ----
  Report of Independent Public Accountants on Schedules........................   26
  Schedule II      Consolidated Financial Information of the Registrant........   27
  Schedule III     Supplementary Insurance Information of Subsidiary for the
                     years ended December 31, 1997, 1996 and 1995..............   29
  Schedule IV      Supplementary Information concerning Reinsurance for the
                     years ended December 31, 1997, 1996 and 1995..............   30

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of IPC Holdings, Ltd.

     We have audited in accordance with generally accepted accounting standards the consolidated financial statements of IPC Holdings, Ltd. and subsidiaries as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997 included in IPC Holdings, Ltd.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 3, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the accompanying index are the responsibility of management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN & CO.
Hamilton, Bermuda
February 3, 1998

                                                                     SCHEDULE II

                               IPC HOLDINGS, LTD.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEET
                                (PARENT COMPANY)
               (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                                               AS OF DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
ASSETS:
  Cash......................................................  $    352    $    580
  Investment in wholly-owned subsidiaries...................   529,206     496,848
  Other assets..............................................     1,282         363
                                                              --------    --------
  Total assets..............................................  $530,840    $497,791
                                                              ========    ========
LIABILITIES:
  Payable to subsidiary.....................................  $  2,481    $  1,625
  Other liabilities.........................................        66          31
                                                              --------    --------
  Total liabilities.........................................  $  2,547    $  1,656
SHAREHOLDERS' EQUITY:
  Share Capital -- 1997: 25,017,603 shares outstanding, par
                   value $0.01; 1996: 25,000,000 shares
                   outstanding, par value $0.01.............  $    250    $    250
  Additional paid in capital................................   299,533     299,267
  Unrealized gain/(loss) on investments.....................     9,476      (3,898)
  Retained earnings.........................................   219,034     200,516
                                                              --------    --------
  Total shareholders' equity................................   528,293     496,135
                                                              --------    --------
  Total liabilities and shareholders' equity................  $530,840    $497,791
                                                              ========    ========

                              STATEMENT OF INCOME
                                (PARENT COMPANY)
               (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1996       1995
                                                              --------    -------    -------
Interest Income.............................................  $     25    $    50    $    --
Expenses:
  Operating Costs and expenses, net.........................     1,490      3,226      1,515
                                                              --------    -------    -------
(Loss)/profit before equity in net income of wholly-owned
  subsidiary................................................    (1,465)    (3,176)    (1,515)
Equity in net income of wholly-owned subsidiaries...........   101,785     95,741     75,800
                                                              --------    -------    -------
Net Income available to common shareholders.................  $100,320    $92,565    $74,285
                                                              ========    =======    =======

                                                                     SCHEDULE II
                                                                       CONTINUED

                               IPC HOLDINGS, LTD.

           CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                            STATEMENT OF CASH FLOWS
                                (PARENT COMPANY)
               (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1997         1996        1995
                                                            ---------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income................................................  $ 100,320    $ 92,565    $ 74,285
Adjustments to reconcile net income to cash provided by:
  Equity in net income from subsidiaries..................   (101,785)    (95,741)    (75,801)
  Changes in, net:
     Other assets.........................................       (919)       (363)
     Payable to subsidiary................................        856       1,603          45
     Other liabilities....................................         35      (1,497)      1,501
                                                            ---------    --------    --------
                                                               (1,493)     (3,433)         30
                                                            ---------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Additional paid-in capital................................        266          --          --
Dividends received from subsidiary........................     82,801      26,275          --
Dividends paid to shareholders............................    (81,802)    (22,313)         --
                                                            ---------    --------    --------
                                                                1,265       3,962          --
                                                            ---------    --------    --------
Net increase (decrease) in cash and cash equivalents......       (228)        529          30
Cash and cash equivalents, beginning of year..............        580          51          21
                                                            ---------    --------    --------
Cash & cash equivalents, end of year......................  $     352    $    580    $     51
                                                            =========    ========    ========

                                                                    SCHEDULE III

                      IPC HOLDINGS, LTD. AND SUBSIDIARIES

                 SUBSIDIARY SUPPLEMENTARY INSURANCE INFORMATION
               (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                      FUTURE POLICY                                       BENEFITS,    AMORTIZATION
                         DEFERRED       BENEFITS,                                          CLAIMS,     OF DEFERRED
                          POLICY      LOSSES, CLAIMS                            NET       LOSSES AND      POLICY        OTHER
                        ACQUISITION      AND LOSS      UNEARNED   PREMIUM    INVESTMENT   SETTLEMENT   ACQUISITION    OPERATING
       SEGMENT             COSTS         EXPENSE       PREMIUMS   REVENUE      INCOME      EXPENSES       COSTS       EXPENSES
       -------          -----------   --------------   --------   --------   ----------   ----------   ------------   ---------
1997:
  Property &
    Similar...........    $2,593         $27,590       $26,462    $112,486    $29,858      $14,708       $13,487       $7,272
1996:
  Property &
    Similar...........     2,354          28,483        21,898     113,642     28,833       32,732        11,849        6,656
1995:
  Property &
    Similar...........     2,441          24,717        23,971     101,541     22,855       36,657        10,315        5,862


                        PREMIUMS
       SEGMENT          WRITTEN
       -------          --------
1997:
  Property &
    Similar...........  $117,050
1996:
  Property &
    Similar...........   111,569
1995:
  Property &
    Similar...........   104,096

                                                                     SCHEDULE IV

                                  REINSURANCE
               (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                                    CEDED TO    ASSUMED FROM                   PERCENTAGE OF
                                                      OTHER        OTHER                           AMOUNT
                                     GROSS AMOUNT   COMPANIES    COMPANIES     NET AMOUNT(1)   ASSUMED TO NET
                                     ------------   ---------   ------------   -------------   --------------
1997:
  Property & Similar...............     $   --       $   --       $117,050       $117,050           100%
1996:
  Property & Similar...............         --           --        111,569        111,569           100%
1995:
  Property & Similar...............         --           --        104,096        104,096           100%

---------------
(1) Premiums written

                               IPC HOLDINGS, LTD.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Pembroke, Bermuda, on the 23rd day of March, 1998.

                                          IPC HOLDINGS, LTD.

                                          /s/ JOHN P. DOWLING

                                          --------------------------------------
                                          John P. Dowling
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

                       SIGNATURE                                     TITLE                  DATE
                       ---------                                     -----                  ----

                /s/ JOSEPH C.H. JOHNSON                   Chairman of the Board of     March 23, 1998
--------------------------------------------------------  Directors
                  Joseph C.H. Johnson

                  /s/ JOHN P. DOWLING                     President, Chief Executive   March 23, 1998
--------------------------------------------------------  Officer and Director
                    John P. Dowling

                   /s/ JOHN R. WEALE                      Vice President and Chief     March 23, 1998
--------------------------------------------------------  Financial Officer
                     John R. Weale

                 /s/ MICHAEL L. BOURIS                    Deputy Chairman of Board of  March 23, 1998
--------------------------------------------------------  Directors
                   Michael L. Bouris

                     /s/ RON HIRAM                        Director                     March 23, 1998
--------------------------------------------------------
                       Ron Hiram

        /s/ DR. THE HONOURABLE CLARENCE E. JAMES          Director                     March 23, 1998
--------------------------------------------------------
          Dr. The Honourable Clarence E. James

                    /s/ FRANK MUTCH                       Director                     March 23, 1998
--------------------------------------------------------
                      Frank Mutch

                  /s/ JOHN T. SCHMIDT                     Director                     March 23, 1998
--------------------------------------------------------
                    John T. Schmidt

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION                               METHOD OF FILING
-------                            -----------                               ----------------
 2.2       Board Resolution authorizing the Exchange                                *
 3.1       Memorandum of Association of the Company                                 *
 3.2       Amended and Restated Bye-Laws of the Company                             *
 3.3       Form of Memorandum of Increase of Share Capital                          *
 3.4       Form of Registration Rights Agreement                                    *
 4.1       Form of Share Certificate                                                *
10.1A      Termination Agreement among the Company and its previous
             shareholders                                                           *
10.1B      Amendment No.1 to the Termination Agreement dated as of
             February 15, 1996                                                      *
10.2       Form of Amended and Restated Option Agreement entered into
             between the Company and AIG                                            *
10.3       IPC Holdings, Ltd. Stock Option Plan                                     *
10.4       IPC Re Defined Contribution Plan                                         *
10.5       Amended and Restated Administrative Services Agreement among
             IPC and AICL                                                           *
10.6       Investment Management Agreement between IPC Re and AIGIC                 **
10.7       Investment Sub-Advisory Agreement between AIGIC and AIGIC
             (Europe) (formerly known as Dempsey & Company
             International Limited)                                                 *
10.8       Custodial Agreement between AIGTS and IPC Re                             *
10.9       Retirement Agreement between IPC Re and James P. Bryce                   *
10.10      Retirement Agreement between IPC Re and Peter J.A. Cozens                *
11.1       Statement regarding Computation of Per Share Earnings              Filed herewith
13.1       Portions of the Annual Report incorporated herein by
             reference                                                        Filed herewith
21.1       Subsidiaries of the Registrant                                     Filed herewith
23.1       Consent of Arthur Andersen & Co.                                   Filed herewith
27.1       Financial Data Schedule                                            Filed herewith

---------------
 * Incorporated by reference to the corresponding exhibit in the Company's Registration Statement on Form S-1 (No. 333-00088).

** Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1997 (File No. 0-27662).