Form 10-K/A
period 1997-12-31
IPC HOLDINGS LTD
filed 1998-04-22
CIK 909815

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     The aggregate market value of the Registrant's Common Shares held by non-affiliates of the Registrant as of April 17, 1998, was $501,860,592, based on the last reported sale price of Common Shares on the Nasdaq National Market system on that date.

     The number of the Registrant's Common Shares, par value U.S. $0.01 per share, as of April 17, 1998, was 26,033,932.

================================================================================

     This Amendment No. 1 amends Item 14 and Exhibit 13.1, and adds Item 7A and
Exhibit 23.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 1998. The complete text of each item which has been amended is included. Text of items which have not been amended are not included.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not material. See "Business-Investments-Foreign Currency Exposure".

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

3.  Exhibits

EXHIBIT
NUMBER                             DESCRIPTION                               METHOD OF FILING
-------                            -----------                               ----------------
 2.2       Board Resolution authorizing the Exchange...................             *
 3.1       Memorandum of Association of the Company....................             *
 3.2       Amended and Restated Bye-Laws of the Company................             *
 3.3       Form of Memorandum of Increase of Share Capital.............             *
 3.4       Form of Registration Rights Agreement.......................             *
 4.1       Form of Share Certificate...................................             *
10.1A      Termination Agreement among the Company and its previous
             shareholders..............................................             *
10.1  B    Amendment No. 1 to the Termination Agreement dated as of
             February 15, 1996.........................................             *
10.2       Form of Amended and Restated Option Agreement entered into
             between the Company and AIG...............................             *

EXHIBIT
NUMBER                             DESCRIPTION                               METHOD OF FILING
-------                            -----------                               ----------------
10.3       IPC Holdings, Ltd. Stock Option Plan........................             *
10.4       IPC Re Defined Contribution Plan............................             *
10.5       Amended and Restated Administrative Services Agreement among
             IPC and AICL..............................................             *
10.6       Investment Management Agreement between IPC Re and AIGIC....             **
10.7       Investment Sub-Advisory Agreement between AIGIC and AIGIC
             (Europe) (formerly known as Dempsey & Company
             International Limited)....................................             *
10.8       Custodial Agreement between AIGTS and IPC Re................             *
10.9       Retirement Agreement between IPC Re and James P. Bryce......             *
10.10      Retirement Agreement between IPC Re and Peter J.A. Cozens...             *
11.1       Statement regarding Computation of Per Share Earnings.......      Previously filed
13.1       Portions of the Annual Report incorporated herein by
             reference.................................................       Filed herewith
21.1       Subsidiaries of the Registrant..............................      Previously filed
23.1       Consent of Arthur Andersen & Co. ...........................      Previously filed
23.2       Consent of Arthur Andersen & Co.............................       Filed herewith
27.1       Financial Data Schedule.....................................      Previously filed

---------------
 * Incorporated by reference to the corresponding exhibit in the Company's Registration Statement on Form S-1 (No. 333-00088).

** Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1997 (File No. 0-27662).

(b) Reports on Form 8-K.

     No reports were filed on Form 8-K during the fourth quarter of 1997.

                               IPC HOLDINGS, LTD.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized, in Pembroke, Bermuda, on the 21st day of April, 1998.

                                          IPC HOLDINGS, LTD.

                                                  /s/ JOHN P. DOWLING

                                          --------------------------------------
                                          John P. Dowling
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----

                /s/ JOSEPH C.H. JOHNSON                   Chairman of the Board of       April 21, 1998
--------------------------------------------------------  Directors
                  Joseph C.H. Johnson

                  /s/ JOHN P. DOWLING                     President, Chief Executive     April 21, 1998
--------------------------------------------------------  Officer and Director
                    John P. Dowling

                   /s/ JOHN R. WEALE                      Vice President and Chief       April 21, 1998
--------------------------------------------------------  Financial Officer
                     John R. Weale

                 /s/ MICHAEL L. BOURIS                    Deputy Chairman of Board of    April 21, 1998
--------------------------------------------------------  Directors
                   Michael L. Bouris

                     /s/ RON HIRAM                        Director                       April 21, 1998
--------------------------------------------------------
                       Ron Hiram

                                                          Director                       April   , 1998
--------------------------------------------------------
          Dr. the Honourable Clarence E. James

                                                          Director                       April   , 1998
--------------------------------------------------------
                      Frank Mutch

                                                          Director                       April   , 1998
--------------------------------------------------------
                    John T. Schmidt

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION                               METHOD OF FILING
-------                            -----------                               ----------------
 2.2       Board Resolution authorizing the Exchange                                *
 3.1       Memorandum of Association of the Company                                 *
 3.2       Amended and Restated Bye-Laws of the Company                             *
 3.3       Form of Memorandum of Increase of Share Capital                          *
 3.4       Form of Registration Rights Agreement                                    *
 4.1       Form of Share Certificate                                                *
10.1A      Termination Agreement among the Company and its previous
             shareholders                                                           *
10.1B      Amendment No.1 to the Termination Agreement dated as of
             February 15, 1996                                                      *
10.2       Form of Amended and Restated Option Agreement entered into
             between the Company and AIG                                            *
10.3       IPC Holdings, Ltd. Stock Option Plan                                     *
10.4       IPC Re Defined Contribution Plan                                         *
10.5       Amended and Restated Administrative Services Agreement among
             IPC and AICL                                                           *
10.6       Investment Management Agreement between IPC Re and AIGIC                 **
10.7       Investment Sub-Advisory Agreement between AIGIC and AIGIC
             (Europe) (formerly known as Dempsey & Company
             International Limited)                                                 *
10.8       Custodial Agreement between AIGTS and IPC Re                             *
10.9       Retirement Agreement between IPC Re and James P. Bryce                   *
10.10      Retirement Agreement between IPC Re and Peter J.A. Cozens                *
11.1       Statement regarding Computation of Per Share Earnings             Previously filed
13.1       Portions of the Annual Report incorporated herein by
             reference                                                        Filed herewith
21.1       Subsidiaries of the Registrant                                    Previously filed
23.1       Consent of Arthur Andersen & Co.                                  Previously filed
23.2       Consent of Arthur Andersen & Co.                                   Filed herewith
27.1       Financial Data Schedule                                           Previously filed

---------------
 * Incorporated by reference to the corresponding exhibit in the Company's Registration Statement on Form S-1 (No. 333-00088).

** Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1997 (File No. 0-27662).