Form 10-Q
period 1998-03-31
IPC HOLDINGS LTD
filed 1998-05-05
CIK 909815

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1998

                                       OR

      / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM .............. TO ..............

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

                                 (441) 298-5100
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                              ---    ---

The number of outstanding common shares par value U.S. $0.01 per share of IPC Holdings, Ltd., as of May 1, 1998, was 25,033,932.

                                 TOTAL PAGES 12
                        EXHIBIT INDEX LOCATED ON PAGE 10

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

 (Expressed in thousands of United States dollars, except for per share amounts)

                                                                       As of          As of
                                                                   March 31, 1998  December 31, 1997
                                                                   --------------  -----------------
                                                                     (unaudited)     (audited)
ASSETS:
Fixed maturity investments:
    Available for sale, at fair market value (Amortized
       cost 1998: $456,718; 1997: $439,517)                           $459,405       $442,328
Equity investments, available for sale (Cost 1998: $71,903;
    1997: 80,020)                                                       88,334         86,685
Cash and cash equivalents                                                5,492          9,746
Reinsurance balances receivable (Related party 1998:
    $9,394; 1997: $4,418)                                               62,364         27,723
Funds withheld                                                           2,439             12
Accrued investment income                                               11,717         14,374
Deferred acquisition costs                                               8,062          2,593
Prepaid expenses and other assets                                        2,845          1,558
                                                                      --------       --------
                TOTAL ASSETS                                          $640,658       $585,019
                                                                      ========       ========
LIABILITIES:
Reserve for losses and loss adjustment expenses                       $ 27,910       $ 27,590
Unearned premiums                                                       69,691         26,462
Accounts payable and accrued liabilities (Related party
    1998: $1,464; 1997: $758)                                            4,005          2,674
                                                                      --------       --------
                TOTAL LIABILITIES                                      101,606         56,726
                                                                      --------       --------
SHAREHOLDERS' EQUITY:
Share capital (Common shares outstanding, par value U.S. $0.01:
1998 - 25,033,932; 1997 - 25,017,603)                                      250            250
Additional paid-in capital                                             299,833        299,533
Unrealized gain (loss), net on investments                              19,118          9,476
Retained earnings                                                      219,851        219,034
                                                                      --------       --------
                TOTAL SHAREHOLDERS' EQUITY                             539,052        528,293
                                                                      --------       --------
                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $640,658       $585,019
                                                                      ========       ========

           See accompanying Notes to Consolidated Financial Statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

 (Expressed in thousands of United States dollars, except for per share amounts)

                                                                       Quarter Ended March 31,
                                                                       1998               1997
                                                                   ------------        ------------
                                                                    (unaudited)         (unaudited)
REVENUES:
Premiums written (Related party 1998: $10,361; 1997: $7,069)       $     72,173        $     71,415
Change in unearned premiums                                             (43,229)            (43,008)
                                                                   ------------        ------------
Premiums earned                                                          28,944              28,407
Net investment income                                                     7,262               7,602
Realized gains (losses), net on investments                               2,604                (322)
                                                                   ------------        ------------
                TOTAL REVENUES                                           38,810              35,687
                                                                   ------------        ------------
EXPENSES:
Losses and loss adjustment expenses                                       4,125               2,464
Acquisition costs (Related party 1998: $151; 1997: $733)                  3,260               2,879
General and administrative expenses (Related party 1998:
$724; 1997: $710)                                                         2,635               2,056
Exchange (gain) loss, net                                                    (2)                776
                                                                   ------------        ------------
                TOTAL EXPENSES                                           10,018               8,175
                                                                   ------------        ------------
                NET INCOME                                         $     28,792        $     27,512
                                                                   ============        ============
Basic net income per common share                                  $       1.15        $       1.10
Diluted net income per common share                                $       1.08        $       1.05
Weighted average number of shares - basic                            25,023,046          25,000,000
Weighted average number of shares - diluted                          26,697,683          26,312,013
Dividends declared per share                                       $     1.1175        $     0.3175

           See accompanying Notes to Consolidated Financial Statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                (Expressed in thousands of United States dollars)

                                                               Quarter ended March 31,
                                                                1998             1997
                                                              ---------        --------
                                                             (unaudited)      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $  28,792        $ 27,512
Adjustments to reconcile net income to cash provided
    by operating activities:
    Amortization of investment premium, net                         207             479
    Realized (gains) losses, net on investments                  (2,604)            322
    Changes in, net:
       Reinsurance balances receivable                          (34,641)        (32,776)
       Funds withheld                                            (2,427)           (792)
       Accrued investment income                                  2,657           1,527
       Deferred acquisition costs                                (5,469)         (4,017)
       Prepaid expenses and other assets                         (1,287)           (985)
       Reserve for losses and loss adjustment expenses              320          (1,001)
       Unearned premiums                                         43,229          43,008
       Accounts payable and accrued liabilities                   1,331             781
                                                              ---------        --------
                                                                 30,108          34,058
                                                              ---------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equity investments                                     (692)              0
Proceeds from sales of equities                                  10,597               0
Purchases of fixed maturity investments:
    Available for sale                                         (100,636)        (72,987)
    Held to maturity                                                  0         (17,814)
Proceeds from sales of fixed maturity investments:
    Available for sale                                           79,044          54,064
    Held to maturity                                                  0               0
Proceeds from maturities of fixed maturity investments:
    Available for sale                                            5,000             600
    Held to maturity                                                  0          19,750
                                                              ---------        --------
                                                                 (6,687)        (16,387)
                                                              ---------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Additional share capital                                            300               0
Cash dividends paid to shareholders                             (27,975)         (7,938)
                                                              ---------        --------
                                                                (27,675)         (7,938)
                                                              ---------        --------
Net (decrease) increase in cash and cash equivalents             (4,254)          9,733
Cash and cash equivalents, beginning of period                    9,746          23,797
                                                              ---------        --------
Cash and cash equivalents, end of period                      $   5,492        $ 33,530
                                                              =========        ========

           See accompanying Notes to Consolidated Financial Statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Expressed in thousands of United States dollars, except for per share amounts)
                                   (unaudited)

1.       GENERAL:

         The consolidated interim financial statements presented herein have been prepared on the basis of United States generally accepted accounting principles ("GAAP") and include the accounts of IPC Holdings, Ltd. (the "Company"), its wholly owned subsidiaries, International Property Catastrophe Reinsurance Company, Ltd. ("IPC Re") and IPC Re Services Limited ("Services" and, together with the Company and IPC Re, "IPC"). In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three month periods ended March 31, 1998 and 1997, respectively, the balance sheet at March 31, 1998 and the cash flows for the three month periods ended March 31, 1998 and 1997, respectively. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1997. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.       DIVIDENDS:

         On February 28, 1998, the Directors declared a quarterly dividend of $0.3175 per share, and a special dividend of $0.80 per share, payable to shareholders of record on March 10, 1998. Such dividends were paid on March 26, 1998.

         On April 28, the Directors declared a quarterly dividend of $0.3175 per share, payable on June 25, 1998 to shareholders of record on June 9, 1998.

3.       NET INCOME PER SHARE:

         The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", which requires dual presentation of basic and diluted earnings per share. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Stock options granted to a shareholder of the Company were considered common stock equivalents and were included in the number of weighted average shares outstanding using the treasury stock method. Stock options granted to employees on February 15, 1996, July 25, 1996, January 2, 1997 and January 2, 1998 were also considered common stock equivalents for the purpose of calculating diluted net income per common share.

4.       COMPREHENSIVE INCOME

         In June, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Comprehensive Income" ("SFAS 130"), which is effective for financial statements issued for periods beginning after December 15, 1997. SFAS 130 requires the disclosure of all components of comprehensive income, including net income and other comprehensive income. For the periods ended March 31, 1998 and March 31, 1997, comprehensive income is calculated as follows:

                                                              Quarter ended March 31,
                                                               1998           1997
                                                              -------       --------
Net income                                                    $28,792       $ 27,512
Other comprehensive income
  Change in unrealized gains/losses, net on investments         9,642         (5,177)
                                                              =======       ========
Comprehensive income                                           38,434         22,335
                                                              =======       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS, QUARTERS ENDED MARCH 31, 1998 AND 1997

         In the quarters ended March 31, 1998 and 1997, IPC Re wrote premiums of $72.2 million and $71.4 million, respectively, an increase of 1.1%. During the first quarter of 1998, IPC Re had better signings and additional business from existing clients than in the same period of 1997, and selectively wrote business for new clients. The premium increases were offset in part by rate reductions in the period, generally in the region of 15%, but as high as 20% in some cases. In addition, the 1997 premiums included $4.1 million from the California Earthquake Authority, which covered a two year period, and was therefore not written in 1998. Premiums earned in the three months ended March 31, 1998 were $28.9 million, compared to $28.4 million in the same period in 1997, an increase of 1.9%.

         Net investment income was $7.3 million in the quarter ended March 31, 1998, compared to $7.6 million for the quarter ended March 31, 1997, a decrease of 4.5%. Although the average amount of invested assets was 6.2% higher, the effect of the portfolio restructuring that took place in the second quarter of 1997 resulted in the decline in income.

         There was a net realized gain from the sale of investments in the quarter ended March 31, 1998 of $2.6 million, compared to a net loss in the same period of 1997 of $0.3 million. Net realized gains and losses fluctuate from period to period, depending on the individual securities sold, as recommended by IPC Re's investment advisor.

         In the three months ended March 31, 1998, incurred losses were $4.1 million, compared to $2.5 million in the corresponding period last year. Claim activity in the three months ended March 31, 1998 included the icestorms in Canada in January, which accounted for almost 50% of losses incurred in the quarter, as well as reserves established for current year marine and aviation business, offset by reductions from prior year claims. IPC's loss and loss expense ratio (the ratio of losses and loss adjustment expenses to premiums earned) was 14.2% in the first quarter of 1998 compared to 8.7% in the corresponding period last year.

         Acquisition costs incurred, which consist primarily of commissions and brokerage fees paid to intermediaries for the production of business, were $3.3 million for the quarter ended March 31, 1998, compared to $2.9 million in the same period of 1997. Certain contracts have been written with profit commission clauses, which return a portion of the net underwriting profits generated from those contracts as a commission to the insureds. This has resulted in an increase in the level of acquisition cost as a percentage of premiums earned. General and administrative expenses were $2.6 million in the quarter ended March 31, 1998, compared to the $2.1 million incurred in the corresponding period in 1997. This increase is due primarily to the accrual of deferred compensation expense for executives. IPC's expense ratio (the ratio of acquisition costs plus general and administrative expenses to premiums earned) was 20.4% for the quarter ended March 31, 1998 compared to 17.4% for the corresponding period in 1997.

         The following table summarizes the loss and loss expense ratio, expense ratio and combined ratio (sum of loss and loss expense ratio, plus expense ratio) for the quarter ended March 31, 1998 and 1997, respectively:

                                                           Quarter ended March 31,
                                                             1998          1997
                                                             ----          ----
Loss & loss expense ratio                                    14.2%          8.7%
Expense ratio                                                20.4%         17.4%
Combined ratio                                               34.6%         26.1%

         Net income for the quarter ended March 31, 1998 was $28.8 million, compared to $27.5 million for the corresponding period in 1997, an increase of 4.7%. Excluding the effects of net realized gains and losses arising from the sale of investments, net operating income for the first quarter of 1998 was $26.2 million, compared to $27.8 million for the first quarter of 1997, a decrease of 5.9%. The decrease is a result of the increases in claims and expenses, as discussed above.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flows are limited to distributions from IPC Re and Services by way of loans or dividends. The dividends that IPC Re may pay are limited under Bermuda legislation. The Bermuda Insurance Act of 1978 and subsequent amendments thereto require IPC Re to maintain a minimum solvency margin and a minimum liquidity ratio. The maximum dividend payable by IPC Re in accordance with these restrictions as of January 1, 1998 was approximately $131 million.

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

         Cash flows from operating activities in the first three months of 1998 were $30.1 million compared to $34.1 million in the first three months of 1997, which represents a decrease of 11.6%. The decrease arises primarily from the reduction in operating income, as noted above.

         Net cash flows used in investing activities in the first three months of 1998 were $6.7 million. In addition, dividends totalling $28.0 million were paid to shareholders on March 26, 1998. Cash and cash equivalents decreased by $4.3 million in the quarter, resulting in a balance of $5.5 million at March 31, 1998. At March 31, 1998, 47.7% of IPC's fixed maturity portfolio (based on market value) was held in United States Treasury notes and in securities rated AAA, and 40.4% was held in securities rated AA. The average modified duration of IPC's fixed maturity portfolio was 2.7 years. IPC's portfolio does not contain any investments in real estate or mortgage loans. Management believes that, given the relatively high quality of its portfolio, adequate market liquidity exists to meet IPC's cash demands.

         Neither the Company, IPC Re nor Services have any material commitments for capital expenditures.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

         Not Applicable

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

EXHIBIT
NUMBER         DESCRIPTION

3.1      Memorandum of Association of the Company

3.2      Amended and Restated Bye-laws of the Company

3.3      Form of Memorandum of Increase of Share Capital

11.1* Reconciliation of the numerator and denominator for basic and diluted net income per common share ("EPS")

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

                                    IPC HOLDINGS, LTD.
                                    ------------------
                                    (REGISTRANT)

DATE MAY 4, 1998                    /s/ John P. Dowling
     -----------           -----------------------------------------------------
                                    JOHN P. DOWLING
                                    PRESIDENT AND CHIEF EXECUTIVE OFFICER

DATE MAY 4, 1998                    /s/ John R. Weale
     -----------           -----------------------------------------------------
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

EXHIBIT
NUMBER   DESCRIPTION

3.1      Memorandum of Association of the Company

3.2      Amended and Restated Bye-laws of the Company

3.3      Form of Memorandum of Increase of Share Capital

11.1* Reconciliation of the numerator and denominator for basic and diluted net income per common share ("EPS")

27.1*    Financial Data Schedule

         *        Filed herewith