Form 10-Q
period 1998-06-30
IPC HOLDINGS LTD
filed 1998-08-14
CIK 909815

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ................... TO ...................

      COMMISSION FILE NUMBER:        0-27662

                               IPC HOLDINGS, LTD.
             (Exact name of registrant as specified in its charter)

            BERMUDA                                   NOT APPLICABLE
------------------------------------           -------------------------------
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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes . X ..No ........


The number of outstanding common shares par value U.S. $0.01 per share of IPC Holdings, Ltd., as of August 12, 1998, was 25,033,932.

                                 TOTAL PAGES 103
                        EXHIBIT INDEX LOCATED ON PAGE 13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of United States dollars, except for per share amounts)

                                                                      As of            As of
                                                                  June 30, 1998   December 31, 1997
                                                                  -------------   -----------------
                                                                   (unaudited)       (audited)
ASSETS:

Fixed maturity investments:
    Available for sale, at fair market value (Amortized
      cost 1998: $473,382; 1997: $438,669)                           $476,483       $442,328
Equity investments, available for sale (Cost 1998: $68,157;
      1997: $80,020)                                                   85,994         86,685
Cash and cash equivalents                                               8,861          9,746
Reinsurance balances receivable (Related party 1998:
    $7,359; 1997: $6,583)                                              55,297         27,723
Funds withheld                                                          2,421             12
Accrued investment income                                              10,039         14,374
Deferred acquisition costs                                              6,658          2,593
Prepaid expenses and other assets                                       2,339          1,558
                                                                     --------       --------
                Total assets                                         $648,092       $585,019
                                                                     ========       ========

LIABILITIES:

Reserve for losses and loss adjustment expenses                      $ 30,814       $ 27,590
Unearned premiums                                                      56,825         26,462
Accounts payable and accrued liabilities (Related party
    1998: $1,211; 1997: $1,243)                                         5,374          2,674
                                                                     --------       --------
                Total liabilities                                      93,013         56,726
                                                                     --------       --------

SHAREHOLDERS' EQUITY:

Share capital (Common shares outstanding, par value U.S.$0.01:
1998: 25,033,932; 1997: 25,017,103 shares)                                250            250
Additional paid-in capital                                            299,833        299,533
Unrealized gain (loss), net on investments                             20,938          9,476
Retained earnings                                                     234,058        219,034
                                                                     --------       --------
                Total shareholders' equity                            555,079        528,293
                                                                     --------       --------
                Total liabilities and shareholders' equity           $648,092       $585,019
                                                                     ========       ========


           See accompanying Notes to Consolidated Financial Statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

(Expressed in thousands of United States dollars, except for per share amounts)

                                                       Quarter Ended June 30,                Six Months Ended June 30,
                                                  -------------------------------        ---------------------------------
                                                      1998              1997                 1998                 1997
                                                      ----              ----                 ----                 ----
                                                  (unaudited)        (unaudited)         (unaudited)          (unaudited)
REVENUES:

Premiums written                                  $     18,398       $     18,159        $     90,571        $     89,574
Change in unearned premiums                             12,866              9,162             (30,363)            (33,846)
                                                  ------------       ------------        ------------        ------------
Premiums earned                                         31,264             27,321              60,208              55,728
Net investment income                                    7,450              8,001              14,712              15,603
Realized gains (losses), net on investments              1,084             (1,854)              3,688              (2,176)
                                                  ------------       ------------        ------------        ------------
Total revenues                                          39,798             33,468              78,608              69,155
                                                  ------------       ------------        ------------        ------------

EXPENSES:

Losses and loss adjustment expenses                     10,332              2,718              14,457               5,182
Acquisition costs                                        4,776              3,070               8,036               5,949
General and administrative expenses                      2,327              1,990               4,962               4,046
Exchange (gain) loss, net                                  207                162                 205                 938
                                                  ------------       ------------        ------------        ------------
Total expenses                                          17,642              7,940              27,660              16,115
                                                  ------------       ------------        ------------        ------------
Net income                                        $     22,156       $     25,528        $     50,948        $     53,040
                                                  ============       ============        ============        ============

Basic net income per common share                 $       0.89       $       1.02        $       2.04        $       2.12
Diluted net income per common share               $       0.83       $       0.97        $       1.91        $       2.01

Weighted average number of shares - basic           25,033,932         25,005,701          25,028,489          25,002,851
Weighted average number of shares - diluted         26,702,589         26,389,073          26,700,869          26,350,543


           See accompanying Notes to Consolidated Financial Statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                (Expressed in thousands of United States dollars)

                                                               Six months ended June 30,
                                                               -------------------------
                                                                 1998             1997
                                                                 ----             ----
                                                              (unaudited)      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                    $  50,948        $  53,040
Adjustments to reconcile net income to cash provided
    by operating activities:
    Amortization of investment premium, net                         503              934
    Realized (gains) losses, net on investments                  (3,688)           2,176
    Changes in, net:
       Reinsurance balances receivable                          (27,574)         (29,890)
       Funds withheld                                            (2,409)            (792)
       Accrued investment income                                  4,335            3,803
       Deferred acquisition costs                                (4,065)          (3,238)
       Prepaid expenses and other assets                           (781)            (761)
       Reserve for losses and loss adjustment expenses            3,224             (401)
       Unearned premiums                                         30,363           33,846
       Accounts payable and accrued liabilities                   2,700            1,051
                                                              ---------        ---------
                                                                 53,556           59,768
                                                              ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equity investments                                   (1,146)         (79,564)
Proceeds from sales of equities                                  15,773                0
Purchases of fixed maturity investments:
    Available for sale                                         (155,809)        (117,912)
    Held to maturity                                                  0          (17,814)
Proceeds from sales of fixed maturity investments:
    Available for sale                                          115,364          143,601
    Held to maturity                                                  0                0
Proceeds from maturities of fixed maturity investments:
    Available for sale                                            7,000           16,600
    Held to maturity                                                  0           23,750
                                                              ---------        ---------
                                                                (18,818)         (31,339)
                                                              ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

Additional share capital                                            300              258
Cash dividends paid to shareholders                             (35,923)         (40,898)
                                                              ---------        ---------
                                                                (35,623)         (40,640)
                                                              ---------        ---------
Net (decrease) increase in cash and cash equivalents               (885)         (12,211)
Cash and cash equivalents, beginning of period                    9,746           23,797
                                                              ---------        ---------
Cash and cash equivalents, end of period                      $   8,861        $  11,586
                                                              =========        =========

           See accompanying Notes to Consolidated Financial Statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except for per share amounts)
                                   (unaudited)


1.       GENERAL:

         The consolidated interim financial statements presented herein have been prepared on the basis of United States generally accepted accounting principles ("GAAP") and include the accounts of IPC Holdings, Ltd. (the "Company"), its wholly owned subsidiaries, IPCRe Limited ("IPCRe") and IPC Re Services Limited ("Services" and, together with the Company and IPCRe, "IPC"). In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and six month periods ended June 30, 1998 and 1997, respectively, the balance sheet at June 30, 1998 and the cash flows for the six month periods ended June 30, 1998 and 1997, respectively. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1997. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.       DIVIDENDS:

         On February 28, 1998, the Directors declared a quarterly dividend of $0.3175 per share, and a special dividend of $0.80 per share, payable to shareholders of record on March 10, 1998. Such dividends were paid March 26, 1998.

         On April 28, 1998, the Directors declared a quarterly dividend of $0.3175 per share, payable to shareholders of record on June 9, 1998. Such dividends were paid on June 25, 1998.

         On July 28, 1998, the Directors declared a quarterly dividend of $0.3175 per share payable on September 24, 1998 to shareholders of record on September 8, 1998.


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

4.       COMPREHENSIVE INCOME

         In June, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Comprehensive Income" ("SFAS 130"), which is effective for financial statements issued for periods beginning after December 15, 1997. SFAS 130 requires the disclosure of all components of comprehensive income, including net income and other comprehensive income. For the three and six month periods ended June 30, 1998 and June 30, 1997, respectively, comprehensive income is calculated as follows:

                                                                      Quarter ended June 30,        Six months ended June 30,
                                                                     ------------------------       -------------------------
                                                                       1998            1997           1998            1997
                                                                     --------        --------       --------        --------
Net income                                                           $ 22,156        $ 25,528       $ 50,948        $ 53,040
Other comprehensive income
    Holding gains/(losses), net on investments during period            2,904           2,565         15,150          (2,934)
    Reclassification adjustment for (gains)/losses included in         (1,084)          1,854         (3,688)          2,176
       net income
                                                                     --------        --------       --------        --------
                                                                        1,820           4,419         11,462            (758)
                                                                     --------        --------       --------        --------
Comprehensive income                                                   23,976          29,947         62,410          52,282
                                                                     ========        ========       ========        ========

ACCOUNTING FOR DERIVATIVES

5. The Financial Accounting Standards Board has also recently issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which was effective for periods beginning after June 15, 1999. Management does not expect the impact of the adoption of SFAS 133 on the Company's financial position or results to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         RESULTS OF OPERATIONS, QUARTERS ENDED JUNE 30, 1998 AND 1997

         In the quarters ended June 30, 1998 and 1997, IPCRe wrote premiums of $18.4 million and $18.2 million, respectively, an increase of 1.3%. During the second quarter of 1998, IPCRe had increased signings and additional business from existing clients over the same period of 1997, selectively wrote business for new clients, and benefited from a restructuring of a major client account, where the inception date changed from July 1 to June 1. Also, reinstatement premiums from increased claim activity helped boost writings. The premium increases were offset substantially by rate reductions in the period, generally in the range of 15% but as high as 20% in some cases, as well as the effect of declining exchange rates in Pacific Rim countries. Premiums earned in the three months ended June 30, 1998 were $31.3 million, compared to $27.3 million in the same period in 1997, an increase of 14.4%. Reinstatement premiums are fully earned when written, and account for the majority of the increase.

         Net investment income was $7.5 million in the quarter ended June 30, 1998, compared to $8.0 million for the quarter ended June 30, 1997, a decrease of 6.9%. Although the average amount of invested assets was 7.8% higher, the effect of the portfolio restructuring that took place in the second quarter of 1997 has resulted in the decline in average yield and income.

         There was a net realized gain from the sale of investments in the quarter ended June 30, 1998 of $1.1 million, compared to a net loss in the same period of 1997 of $1.9 million. Net realized gains and losses fluctuate from period to period, depending on the individual securities sold, as recommended by IPCRe's investment advisor. The portfolio restructuring that took place at the end of the second quarter of 1997 resulted in the majority of the realized loss in that quarter.

         In the three months ended June 30, 1998, incurred losses were $10.3 million, compared to $2.7 million in the corresponding period of 1997. Claim activity in the three months ended June 30, 1998 included the windstorms in the U.S. and floods in the U.K., as well as reserves established for current year marine and aviation business. There were also some additional claims from the 1997 accident year, including a late reported loss from a major refinery explosion in Malaysia that took place on December 25, 1997. IPC's loss and loss expense ratio (the ratio of losses and loss adjustment expenses to premiums earned) was 33.1% in the second quarter of 1998 compared to 10.0% in the corresponding period last year.

         Acquisition costs incurred, which consist primarily of commissions and brokerage fees paid to intermediaries for the production of business, were $4.8 million for the quarter ended June 30, 1998, compared to $3.1 million in the same period of 1997. Certain contracts have been written with profit commission clauses, which return a portion of the net underwriting profits generated from those contracts as a commission to the insureds. This has resulted in an increase in the level of acquisition cost as a percentage of premiums earned. General and administrative expenses were $2.3 million in the quarter ended June 30, 1998, compared to the $2.0 million incurred in the corresponding period in 1997. IPC's expense ratio (the ratio of acquisition costs plus general and administrative expenses to premiums earned) was 22.7% for the quarter ended June 30, 1998 compared to 18.5% for the corresponding period in 1997.

         The following table summarizes the loss and loss expense ratio, expense ratio and combined ratio (sum of loss and loss expense ratio, plus expense ratio) for the quarters ended June 30, 1998 and 1997, respectively:

                                               Quarter ended June 30,
                                               ----------------------
                                            1998                   1997
                                            ----                   ----
    Loss & loss expense ratio               33.1%                  10.0%
    Expense ratio                           22.7%                  18.5%
    Combined ratio                          55.8%                  28.5%

         Net income for the quarter ended June 30, 1998 was $22.2 million, compared to $25.5 million for the corresponding period in 1997, a decrease of 13.2%. Excluding the effects of net realized gains and losses arising from the sale of investments, net operating income for the second quarter of 1998 was $21.1 million, compared to $27.4 million for the second quarter of 1997, a decrease of 23.0%. The decrease is a result of the increases in claims and expenses, as discussed above.

         RESULTS OF OPERATIONS, SIX MONTHS ENDED JUNE 30, 1998 AND 1997

         In the six months ended June 30, 1998 and 1997, IPCRe wrote premiums of $90.6 million and $89.6 million, respectively, an increase of 1.1%. During the first half of 1998, IPCRe had better signings and additional business from existing clients over the first half of 1997, selectively wrote business for new clients, and benefited from a restructuring of a major client account, where the inception date changed from July 1 to June 1. Also, reinstatement premiums from increased claim activity helped boost writings. The premium increases were offset substantially by rate reductions in the period, generally in the range of 15% but as high as 20% in some cases, as well as the effect of declining exchange rates in Pacific Rim countries. Premiums earned in the six months ended June 30, 1998 were $60.2 million, compared to $55.7 million in the same period in 1997, an increase of 8.0%. Reinstatement premiums are fully earned when written, and account for the majority of the increase.

         Net investment income was $14.7 million in the six months ended June 30, 1998, compared to $15.6 million for the six months ended June 30, 1997, a decrease of 5.7%. The average yield of the overall portfolio has declined from 6.1% in the first half of 1997, to 5.3% in the first half of 1998. This decline is the result of the portfolio restructuring that took place in the second quarter of 1997. However, the yield on the fixed maturity element of the portfolio has remained at 6.1%.

         There was a net realized gain from the sale of investments in the six months ended June 30, 1998 of $3.7 million, compared to a net loss in the same period of 1997 of $2.2 million. Net realized gains and losses fluctuate from period to period, depending on the individual securities sold, as recommended by IPCRe's investment advisor. The portfolio restructuring that took place at the end of the second quarter of 1997 resulted in the majority of the realized loss last year.

         In the six months ended June 30, 1998, incurred losses were $14.5 million, compared to $5.2 million in the corresponding period of 1997. Claim activity in the six months ended June 30, 1998 included the icestorms in the U.S. and Canada in January, windstorms in the U.S. during the second quarter, floods in the U.K. in April, as well as reserves established for current year marine and aviation business. There were also some additional claims from the 1997 accident year, including a late reported loss from a major refinery explosion in Malaysia, which took place on December 25, 1997. IPC's loss and loss expense was 24.0% in the first half of 1998 compared to 9.3% in the corresponding period last year.

         Acquisition costs incurred were $8.0 million for the six months ended June 30, 1998, compared to $5.9 million in the same period of 1997. Certain contracts have been written with profit commission clauses, which return a portion of the net underwriting profits generated from those contracts as a commission to the insureds. This has resulted in an increase in the level of acquisition cost as a percentage of premiums earned. General and administrative expenses were $5.0 million in the six months ended June 30, 1998, compared to the $4.0 million incurred in the corresponding period in 1997. This growth is due primarily to an increase in the amount of salaries and benefits paid to employees, including an accrual of deferred compensation expense for executives, as well as fees which are based on earned premiums, paid under the administrative services agreement. IPC's expense ratio was 21.6% for the six months ended June 30, 1998 compared to 17.9% for the corresponding period in 1997.

         The following table summarizes the loss and loss expense ratio, expense ratio and combined ratio for the six months ended June 30, 1998 and 1997, respectively:

                                               Six months ended June 30,
                                              ---------------------------
                                              1998                   1997
                                              ----                   ----
    Loss & loss expense ratio                 24.0%                   9.3%
    Expense ratio                             21.6%                  17.9%
    Combined ratio                            45.6%                  27.2%

         Net income for the six months ended June 30, 1998 was $50.9 million, compared to $53.0 million for the corresponding period in 1997, a decrease of 3.9%. Excluding the effects of net realized gains and losses arising from the sale of investments, net operating income for the first half of 1998 was $47.3 million, compared to $55.2 million for the first half of 1997, a decrease of 14.4%. The decrease is a result of the increases in claims and expenses, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flows are limited to distributions from IPCRe and Services by way of loans or dividends. The dividends that IPCRe may pay are limited under Bermuda legislation. The Bermuda Insurance Act of 1978 and subsequent amendments thereto require IPCRe to maintain a minimum solvency margin and a minimum liquidity ratio. The maximum dividend payable by IPCRe in accordance with these restrictions as of January 1, 1998 was approximately $131 million.

         IPCRe's sources of funds consist of premiums written, investment income and proceeds from sales and redemptions of investments. Cash is used primarily to pay losses and loss adjustment expenses, brokerage commissions, excise taxes, general and administrative expenses and dividends. The potential for a large catastrophe means that unpredictable and substantial payments may need to be made within relatively short periods of time. Hence the Company's cash flows may fluctuate significantly from period to period.

         Cash flows from operating activities in the first six months of 1998 were $53.6 million compared to $59.8 million in the first six months of 1997, which represents a decrease of 10.4%. The decrease arises primarily from the reduction in operating income, as noted above.

         Net cash flows used in investing activities in the first six months of 1998 were $18.8 million. In addition, a total of $35.9 million were paid to shareholders in dividends on March 26, 1998 and June 25, 1998, respectively. Cash and cash equivalents decreased by $0.9 million in the six months, resulting in a balance of $8.9 million at June 30, 1998. At June 30, 1998, 46% of IPC's fixed maturity portfolio (based on market value) was held in United States Treasury notes and in securities rated AAA, and 39% was held in securities rated AA. The average modified duration of IPC's fixed maturity portfolio was 3.2 years. IPC's portfolio does not contain any investments in real estate or mortgage loans. To further enhance liquidity, IPCRe has entered into a five year, revolving credit agreement with a syndicate of financial institutions led by The First National Bank of Chicago, in the amount of $300.0 million. No amounts have been drawn under this facility. Management believes that this facility, and the relatively high quality of its investment portfolio, provides sufficient liquidity to meet IPC's cash demands.

         Neither the Company, IPCRe nor Services have any material commitments for capital expenditures.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

         Not Applicable

         NOTE ON FORWARD-LOOKING STATEMENTS

         This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
         Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to the plans and objectives of the Company, for future operations. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be considered as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Numerous factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including the following:
         (i) the occurrence of catastrophic events with a frequency or severity exceeding the Company's estimates; (ii) a decrease in the level of demand for property catastrophe reinsurance, or increased competition owing to increased capacity of property catastrophe reinsurers; (iii) any lowering or loss of one of the financial ratings of IPCRe, or the Company's non-admitted status in United States jurisdictions; (iv) loss of services of any one of the Company's executive officers; (v) the passage of federal or state legislation subjecting the Company to supervision or regulation in the United States; (vi) challenges by insurance regulators in the United States or the United Kingdom to the Company's claim of exemption from insurance regulation under current laws; or (vii) a contention by the United States Internal Revenue Service that the Company or IPCRe is engaged in the conduct of a trade or business within the U.S. The foregoing review of important factors should not be construed as exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART II-OTHER INFORMATION

    ITEM 1.       LEGAL PROCEEDINGS

                  NONE

    ITEM 2.       CHANGES IN SECURITIES

                  NONE

    ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

                  NONE

    ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

                  On June 12, 1998, the Annual General Meeting of Shareholders of the Company was held. At the meeting, shareholders were asked to vote upon resolutions set forth below. The following tabulation indicates the number of shares present in person or by proxy at such meeting and the number of such shares for or against, or withheld, or abstaining, with respect to each resolution, after giving effect to the voting limitations contained in the Company's Bye-Laws:

                  i). electing the following persons as directors of the Company to serve until the 1999 Annual General Meeting -

                                                                FOR                AGAINST       WITHHELD
                                                                ---                -------       --------
                      Joseph C.H. Johnson                      18,452,371              -        33,969
                      Russell S. Fisher                        18,454,119              -        32,221
                      John P. Dowling                          18,454,619              -        31,721
                      Anthony M. Pilling                       18,452,891              -        33,449
                      Dr. the Honourable Clarence James        18,450,276              -        36,064
                      Frank Mutch                              18,439,321              -        47,019
                      John T. Schmidt                          18,454,619              -        31,721

                  ii). appointing Arthur Andersen & Co. as auditors of the Company for its fiscal year ending December 31, 1998

                                  FOR                AGAINST       ABSTENTIONS
                                  ---                -------       --------
                               18,470,431            9,829           6,080

                  Both resolutions were passed by show of hands. No other business of substance was transacted.

    ITEM 5.       OTHER INFORMATION

                  In December, 1997 the Compensation Committee of the Board of Directors authorized a Deferred Compensation Plan ("the Plan") for management employees. The adoption of the Plan was ratified by the Board of Directors in February, 1998. The Plan is retroactively effective to December 31, 1997. The Plan is set forth in its entirety as Exhibit 10.2 attached herewith, and herein incorporated by reference

                  On May 26, 1998 the Company's subsidiary formerly known as International Property Catastrophe Reinsurance Company, Ltd. was renamed IPCRe Limited.

    ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits
                      --------
                  Unless otherwise indicated, exhibits are incorporated by reference to the corresponding numbered exhibits to the Company's Registration Statement on Form S-1 (Registration No. 333-00088).

       EXHIBIT
       NUMBER         DESCRIPTION
       ------         -----------
         3.1          Memorandum of Association of the Company

         3.2          Amended and Restated Bye-laws of the Company

         3.3          Form of Memorandum of Increase of Share Capital

        10.1   *      Credit Agreement between IPCRe Limited, The First National
                      Bank of Chicago, and other Lenders named therein.

        10.2   *      Deferred Compensation Plan

        11.1   *      Reconciliation of the numerator and denominator for basic
                      and diluted net income per common share ("EPS").

        27.1   *      Financial Data Schedule

               *      Filed herewith

                  (b) Reports on Form 8-K
                      -------------------
                      NONE

                               IPC HOLDINGS, LTD.

                                   SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                      IPC HOLDINGS, LTD.
                                              (REGISTRANT)




       DATE  AUGUST 12, 1998          /s/ John P. Dowling
             ---------------          -----------------------------
                                      JOHN P. DOWLING
                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER




       DATE  AUGUST 12, 1998          /s/ John R. Weale
             ---------------          -----------------------------
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

       EXHIBIT
       NUMBER         DESCRIPTION

        3.1           Memorandum of Association of the Company

        3.2           Amended and Restated Bye-laws of the Company

        3.3           Form of Memorandum of Increase of Share Capital

       10.1   *       Credit Agreement between IPCRe Limited, The First National
                      Bank of Chicago, and other Lenders named therein.

       10.2   *       Deferred Compensation Plan

       11.1   *       Reconciliation of the numerator and denominator for basic
                      and diluted net income per common share ("EPS")

       27.1   *       Financial Data Schedule

       *     Filed herewith