Form 10-Q
period 1998-09-30
IPC HOLDINGS LTD
filed 1998-11-12
CIK 909815

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1998

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                 TO
                                    ---------------    -----------------

     COMMISSION FILE NUMBER: 0-27662

                               IPC HOLDINGS, LTD.
             (Exact name of registrant as specified in its charter)

                 BERMUDA                             NOT APPLICABLE
      ------------------------------               -------------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)

   AMERICAN INTERNATIONAL BUILDING, 29 RICHMOND ROAD, PEMBROKE, HM 08, BERMUDA
-------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (441) 298-5100
                                 --------------
              (Registrant's telephone number, including area code)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of outstanding common shares par value U.S. $0.01 per share of IPC Holdings, Ltd., as of November 9, 1998, was 25,033,932.


                                 TOTAL PAGES 16
                        EXHIBIT INDEX LOCATED ON PAGE 14

                             PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of United States dollars, except for per share amounts)
--------------------------------------------------------------------------------

                                                                           As of                As of
                                                                      September 30, 1998   December 31, 1997
                                                                         (unaudited)          (audited)
                                                                          --------            --------
ASSETS:

Fixed maturity investments:
   Available for sale, at fair market value (Amortized
     cost 1998: $488,345; 1997: $438,669)                                 $501,638            $442,328
Equity investments, available for sale (Cost 1998: $68,766;
     1997: $80,020)                                                         77,557              86,685
Cash and cash equivalents                                                   12,912               9,746
Reinsurance balances receivable (Related party 1998:
   $4,064; 1997: $6,583)                                                    35,921              27,723
Funds withheld                                                               2,422                  12

Accrued investment income                                                   13,772              14,374
Deferred acquisition costs                                                   5,052               2,593
Prepaid expenses and other assets                                            2,565               1,558
                                                                          --------            --------
           Total assets                                                   $651,839            $585,019
                                                                          ========            ========

LIABILITIES:

Reserve for losses and loss adjustment expenses                           $ 43,218            $ 27,590
Unearned premiums                                                           43,069              26,462
Accounts payable and accrued liabilities (Related party
   1998: $839; 1997: $1,243)                                                 6,214               2,674
                                                                          --------            --------
           Total liabilities                                                92,501              56,726
                                                                          --------            --------

SHAREHOLDERS' EQUITY:

Share capital (Common shares outstanding, par value U.S.$0.01:
1998: 25,033,932; 1997: 25,017,103 shares)                                     250                 250
Additional paid-in capital                                                 299,833             299,533
Unrealized gain (loss), net on investments                                  22,084               9,476
Retained earnings                                                          237,171             219,034
                                                                          --------            --------
           Total shareholders' equity                                      559,338             528,293
                                                                          --------            --------
           Total liabilities and shareholders' equity                     $651,839            $585,019
                                                                          ========            ========


           See accompanying Notes to Consolidated Financial Statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

(Expressed in thousands of United States dollars, except for per share amounts)
--------------------------------------------------------------------------------

                                                       Quarter Ended September 30,               Nine Months Ended  September 30,
                                                   ----------------------------------           -----------------------------------
                                                        1998                  1997                   1998                   1997
                                                   ------------          ------------           ------------           ------------
                                                    (unaudited)           (unaudited)            (unaudited)            (unaudited)
REVENUES:

Premiums written                                   $     15,671          $     21,721           $    106,242           $    111,295
Change in unearned premiums                              13,756                 6,838                (16,607)               (27,008)
                                                   ------------          ------------           ------------           ------------
Premiums earned                                          29,427                28,559                 89,635                 84,287
Net investment income                                     7,726                 7,091                 22,438                 22,694
Realized gains (losses), net on investments                 342                (1,314)                 4,030                 (3,490)
                                                   ------------          ------------           ------------           ------------
Total revenues                                           37,495                34,336                116,103                103,491
                                                   ------------          ------------           ------------           ------------

EXPENSES:

Losses and loss adjustment expenses                      18,922                 2,857                 33,379                  8,039
Acquisition costs                                         4,212                 3,387                 12,248                  9,336
General and administrative expenses                       2,960                 1,980                  7,922                  6,026
Exchange (gain) loss, net                                   340                   578                    545                  1,516
                                                   ------------          ------------           ------------           ------------
Total expenses                                           26,434                 8,802                 54,094                 24,917
                                                   ------------          ------------           ------------           ------------
Net income                                         $     11,061          $     25,534           $     62,009           $     78,574
                                                   ============          ============           ============           ============

Basic net income per common share                  $       0.44          $       1.02           $       2.48           $       3.14
Diluted net income per common share                $       0.42          $       0.96           $       2.33           $       2.97

Weighted average number of shares - basic            25,033,932            25,017,103             25,030,303             25,007,601
Weighted average number of shares - diluted          26,474,892            26,597,466             26,625,544             26,432,851


           See accompanying Notes to Consolidated Financial Statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                (Expressed in thousands of United States dollars)
--------------------------------------------------------------------------------

                                                                 Nine months ended September 30,
                                                                 -------------------------------
                                                                    1998                1997
                                                                 ---------           ---------
                                                                (unaudited)          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                       $  62,009           $  78,574
Adjustments to reconcile net income to cash provided
   by operating activities:
   Amortization of investment premium, net                             663               1,352
   Realized (gains) losses, net on investments                      (4,030)              3,490
   Changes in, net:
     Reinsurance balances receivable                                (8,198)            (16,885)
     Funds withheld                                                 (2,410)               (792)
     Accrued investment income                                         602               2,574
     Deferred acquisition costs                                     (2,459)             (2,531)
     Prepaid expenses and other assets                              (1,007)               (970)
     Reserve for losses and loss adjustment expenses                15,628              (1,006)
     Unearned premiums                                              16,607              27,008
     Accounts payable and accrued liabilities                        3,540                 828
                                                                 ---------           ---------
                                                                    80,945              91,642
                                                                 ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of equity investments                                     (2,204)            (79,564)
Proceeds from sales of equities                                     16,621                  22
Purchases of fixed maturity investments:
   Available for sale                                             (227,041)           (307,277)
   Held to maturity                                                      0             (17,814)
Proceeds from sales of fixed maturity investments:
   Available for sale                                              170,417             304,009
   Held to maturity                                                      0                   0
Proceeds from maturities of fixed maturity investments:
   Available for sale                                                8,000              28,600
   Held to maturity                                                      0              23,750
                                                                 ---------           ---------
                                                                   (34,207)            (48,274)
                                                                 ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

Additional share capital                                               300                 258
Cash dividends paid to shareholders                                (43,872)            (48,841)
                                                                 ---------           ---------
                                                                   (43,572)            (48,583)
                                                                 ---------           ---------
Net increase (decrease) in cash and cash equivalents                 3,166              (5,215)
Cash and cash equivalents, beginning of period                       9,746              23,797
                                                                 ---------           ---------
Cash and cash equivalents, end of period                         $  12,912           $  18,582
                                                                 =========           =========


           See accompanying Notes to Consolidated Financial Statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Expressed in thousands of United States dollars, except for per share amounts)
                                   (unaudited)

--------------------------------------------------------------------------------

1. GENERAL:

   The consolidated interim financial statements presented herein have been prepared on the basis of United States generally accepted accounting principles ("GAAP") and include the accounts of IPC Holdings, Ltd. (the "Company"), and its wholly owned subsidiaries, IPCRe Limited ("IPCRe") and IPC Re Services Limited ("Services" and, together with the Company and IPCRe, "IPC"). In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and nine month periods ended September 30, 1998 and 1997, respectively, the balance sheet at September 30, 1998 and the cash flows for the nine month periods ended September 30, 1998 and 1997, respectively. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1997. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

   On July 28, 1998, the Directors declared a quarterly dividend of $0.3175 per share payable to shareholders of record on September 8, 1998. Such dividends were paid on September 24, 1998.

   On October 23, 1998, the Directors declared a quarterly dividend of $0.3175 per share payable on December 17, 1998, to shareholders of record on December 1, 1998.


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

4. COMPREHENSIVE INCOME

   In June, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Comprehensive Income" ("SFAS 130"), which is effective for financial statements issued for periods beginning after December 15, 1997. SFAS 130 requires the disclosure of all components of comprehensive income, including net income and other comprehensive income. For the three and nine month periods ended September 30, 1998 and September 30, 1997, respectively, comprehensive income is calculated as follows:

                                                                          Quarter ended                     Nine months ended
                                                                          -------------                     -----------------
                                                                           September 30,                     September 30,
                                                                           -------------                     -------------
                                                                      1998              1997              1998              1997
                                                                    --------           -------          --------           -------
Net income                                                          $ 11,061           $25,534          $ 62,009           $78,574
Other comprehensive income
    Holding gains/(losses), net on investments during period           1,488             9,520            16,638             6,586
    Reclassification adjustment for (gains)/losses included in          (342)            1,314            (4,030)            3,490
       net income
                                                                    --------           -------          --------           -------
                                                                       1,146            10,834            12,608            10,076
                                                                    --------           -------          --------           -------
Comprehensive income                                                  12,207            36,368            74,617            88,650
                                                                    ========           =======          ========           =======

5. ACCOUNTING FOR DERIVATIVES

   The Financial Accounting Standards Board has also recently issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which is effective for periods beginning after June 15, 1999. Management does not expect the impact of the adoption of SFAS 133 on the Company's financial position or results to be material.


6. DEPOSIT ACCOUNTING

   In October, 1998 the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-7, "Accounting for Insurance and Reinsurance Contracts that do not Transfer Insurance Risk", which is effective for fiscal years beginning after June 15, 1999. IPCRe does not currently write or cede business which would be affected by this Statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   RESULTS OF OPERATIONS, QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997

   In the quarters ended September 30, 1998 and 1997, IPCRe wrote premiums of $15.7 million and $21.7 million, respectively, a decrease of 27.8%. Written premiums were impacted by rate reductions in the period, generally in the range of 15% but as high as 20% in some cases, the non-renewal of some contracts by IPCRe, as well as the effect of declining exchange rates in Pacific Rim countries. In addition, third quarter writings were impacted by the restructuring of a major client account, where the inception date changed from July 1 to June 1. These reductions were partially offset by increased signings and additional business from existing clients over the same period of 1997, and selectively written business for new clients. Premiums were also boosted by reinstatement premiums from increased claim activity. Premiums earned in the three months ended September 30, 1998 were $29.4 million, compared to $28.6 million in the same period in 1997, an increase of 3.0%. Reinstatement premiums are fully earned when written, and account for the majority of the increase.

   Net investment income was $7.7 million in the quarter ended September 30, 1998, compared to $7.1 million for the quarter ended September 30, 1997, an increase of 9.0%. The increase arises from the average amount of invested assets being 8.6% higher.

   There was a net realized gain from the sale of investments in the quarter ended September 30, 1998 of $0.3 million, compared to a net loss in the same period of 1997 of $1.3 million. Net realized gains and losses fluctuate from period to period, depending on the individual securities sold, as recommended by IPCRe's investment advisor. The portfolio restructuring that took place in June and July of 1997 resulted in the majority of the realized loss in that period.

   In the three months ended September 30, 1998, incurred losses were $18.9 million, compared to $2.9 million in the corresponding period of 1997. Claim activity in the three months ended September 30, 1998 included Hurricane Georges, for which IPCRe established a total provision of $9.0 million, a cyclone in India, for which $1.0 million is provided, a frequency of events during 1998 such that deductibles for aggregate covers have been exhausted, the failure of two satellites, and development of claims from the Canadian icestorms earlier in the year, as well as development for current and prior year marine and aviation business. IPC's loss and loss expense ratio (the ratio of losses and loss adjustment expenses to premiums earned) was 64.3% in the third quarter of 1998 compared to 10.0% in the corresponding period last year.

   Acquisition costs incurred, which consist primarily of commissions and brokerage fees paid to intermediaries for the production of business, were $4.2 million for the quarter ended September 30, 1998, compared to $3.4 million in the same period of 1997. Certain contracts have been written with profit commission clauses, which return a portion of the net underwriting profits generated from those contracts as a commission to the insureds. This has resulted in an increase in the level of acquisition cost as a percentage of premiums earned. General and administrative expenses were $3.0 million in the quarter ended September 30, 1998, compared to the $2.0 million incurred in the corresponding period in 1997. The reasons for the increase were the upfront costs of closing a $300 million standby credit facility, provided by a syndicate of banks led by First Chicago, increased legal fees, and increased costs relating to the implementation of new computer software. IPC's expense ratio (the ratio of acquisition costs plus general and administrative expenses to premiums earned) was 24.4% for the quarter ended September 30, 1998 compared to 18.8% for the corresponding period in 1997.

   The following table summarizes the loss and loss expense ratio, expense ratio and combined ratio (sum of loss and loss expense ratio, plus expense ratio) for the quarters ended September 30, 1998 and 1997, respectively:

                                             Quarter ended September 30,
                                             ---------------------------
                                               1998            1997
                                               ----            ----
   Loss & loss expense ratio                   64.3%           10.0%
   Expense ratio                               24.4%           18.8%
   Combined ratio                              88.7%           28.8%

   Net income for the quarter ended September 30, 1998 was $11.1 million, compared to $25.5 million for the corresponding period in 1997, a decrease of 56.7%. Excluding the effects of net realized gains and losses arising from the sale of investments, net operating income for the third quarter of 1998 was $10.7 million, compared to $26.8 million for the third quarter of 1997, a decrease of 60.1%. The decrease is a result of the increases in claims and expenses, as discussed above.

   RESULTS OF OPERATIONS, NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

   In the nine months ended September 30, 1998 and 1997, IPCRe wrote premiums of $106.2 million and $111.3 million, respectively, a decrease of 4.5%. During the first nine months of 1998, IPCRe had increased signings and additional business from existing clients, and selectively wrote business for new clients. Also, reinstatement premiums from increased claim activity helped boost writings. The premium increases were more than offset by rate reductions in the period, generally in the range of 15% but as high as 20% in some cases, the non-renewal of some contracts by IPCRe, as well as the effect of declining exchange rates in Pacific Rim countries. Premiums earned in the nine months ended September 30, 1998 were $89.6 million, compared to $84.3 million in the same period in 1997, an increase of 6.3%. Reinstatement premiums are fully earned when written, and account for the majority of the increase.

   Net investment income was $22.4 million in the nine months ended September 30, 1998, compared to $22.7 million for the nine months ended September 30, 1997, a decrease of 1.1%. The average yield of the overall portfolio has declined from 5.7% in the first nine months of 1997, to 5.3% in the first nine months of 1998. This reduction reflects the portfolio restructuring that took place in the second quarter of 1997, whereby part of the portfolio was invested in equities, and has offset gains from the growth in the average amount of invested assets, which was 7.1% higher in the first nine months of 1998 compared to the corresponding period in 1997. The yield on the fixed maturity element of the portfolio is currently 6.0%, which is comparable to the yield earned in prior periods.

   There was a net realized gain from the sale of investments in the nine months ended September 30, 1998 of $4.0 million, compared to a net loss in the same period of 1997 of $3.5 million. Net realized gains and losses fluctuate from period to period, depending on the individual securities sold, as recommended by IPCRe's investment advisor. The portfolio restructuring that took place at the end of the second quarter of 1997 resulted in the majority of the realized loss last year.

   In the nine months ended September 30, 1998, incurred losses were $33.4 million, compared to $8.0 million in the corresponding period of 1997. Claim activity in the nine months ended September 30, 1998 included the icestorms in the U.S. and Canada in January, windstorms in the U.S. during the second and third quarters, floods in the U.K. in April, Hurricane Georges which produced significant claims from Puerto Rico, a typhoon in Korea, a cyclone in India, and the failure of two satellites, as well as development of claims for current and prior year marine and aviation business. There were also some additional claims from the 1997 accident year, including a late reported loss from a major refinery explosion in Malaysia, which took place on December 25, 1997. IPC's loss and loss expense ratio was 37.2% in the first nine months of 1998 compared to 9.5% in the corresponding period of 1997.

   Acquisition costs incurred were $12.2 million for the nine months ended September 30, 1998, compared to $9.3 million in the same period of 1997. Certain contracts have been written with profit commission clauses, which return a portion of the net underwriting profits generated from those contracts as a commission to the insureds. This has resulted in an increase in the level of acquisition cost as a percentage of premiums earned. General and administrative expenses were $7.9 million in the nine months ended September 30, 1998, compared to the $6.0 million incurred in the corresponding period in 1997. This growth is due primarily to an increase in the amount of salaries and benefits paid to employees, including an accrual of deferred compensation expense for executives, the upfront costs of IPCRe's $300.0 million standby credit facility with a syndicate of banks led by First Chicago, increased legal fees, and increased costs relating to the implementation of new computer software, as well as fees based on earned premiums, which are paid under the administrative services agreement. IPC's expense ratio was 22.5% for the nine months ended September 30, 1998 compared to 18.2% for the corresponding period in 1997.

   The following table summarizes the loss and loss expense ratio, expense ratio and combined ratio for the nine months ended September 30, 1998 and 1997, respectively:

                                           Nine months ended September 30,
                                           -------------------------------
                                               1998            1997
                                               ----            ----
   Loss & loss expense ratio                   37.2%            9.5%
   Expense ratio                               22.5%           18.2%
   Combined ratio                              59.7%           27.7%

   Net income for the nine months ended September 30, 1998 was $62.0 million, compared to $78.6 million for the corresponding period in 1997, a decrease of 21.1%. Excluding the effects of net realized gains and losses arising from the sale of investments, net operating income for the first nine months of 1998 was $58.0 million, compared to $82.1 million for the corresponding period of 1997, a decrease of 29.3%. The decrease is a result of the increases in claims and expenses, as discussed above.

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

Cash flows from operating activities in the first nine months of 1998 were $80.9 million compared to $91.6 million in the first nine months of 1997, which represents a decrease of 11.7%. The decrease arises primarily from the reduction in operating income, as noted above.

Net cash flows used in investing activities in the first nine months of 1998 were $34.2 million. In addition, a total of $43.9 million were paid to shareholders in dividends on March 26, 1998, June 25, 1998 and September 24, 1998, respectively. Cash and cash equivalents increased by $3.2 million in the nine months, resulting in a balance of $12.9 million at September 30, 1998. At September 30, 1998, 49% of IPC's fixed maturity portfolio (based on market value) was held in cash, United States Treasury notes and in securities rated AAA, and 37% was held in securities rated AA. The average modified duration of IPC's fixed maturity portfolio was 2.8 years. IPC's portfolio does not contain any investments in real estate or mortgage loans. To further enhance liquidity, in July 1998, IPCRe entered into a five year, revolving credit agreement with a syndicate of financial institutions led by The First National Bank of Chicago, in the amount of $300.0 million. This facility has certain financial covenants, including minimum net worth provisions, restrictions on the amount of dividends that IPCRe may pay to net income of the previous twelve months, and certain investment restrictions. No amounts have been drawn under this facility. Management believes that this facility, and the relatively high quality of its investment portfolio, provides sufficient liquidity to meet IPC's cash demands.

Neither the Company, IPCRe nor Services have any material commitments for capital expenditures.

YEAR 2000 READINESS DISCLOSURE STATEMENT

Certain computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize the century in which a particular year occurs and may, for example, treat "00" as being the year 1900, instead of the year 2000. These computer programs may be used in software applications or may be embedded in microprocessors used to control the operation of computer hardware and other devices. If not corrected, many computer programs could fail or create erroneous results. This problem is commonly known as the "Y2K", "Millennium Bug" and/or "Year 2000" issue and systems and equipment which use computer programs that do not have this problem are generally referred to as being "compliant".

IPC's Critical Systems

IPC believes that all of its critical systems, including its hardware and software, are currently compliant. IPC's critical systems include those used in assessing underwriting risk, recording policy details, processing related premium and claims transactions and communicating with brokers who produce the business. Following minor remedial work to some computer hardware and the upgrading of some software, a test programme was undertaken on these systems and the results were completed by September 30, 1998 and subjected to audit by technology consultants provided through American International Group, Inc. ("AIG"). Accordingly, while there can be no assurance that these systems will be free from failure, IPC believes that any failure will not result in material adverse impact on IPC's results of operations or financial condition.

Third Party Dependencies

IPC's Y2K compliance programme also includes a review of third party dependencies, which includes non-information technology areas, including office equipment, power supply, telecommunications and building infrastructure.

   Administrative Services

IPC's day-to-day administrative services, including the provision of non-information technology, are performed by American International Company, Limited ("AICL"), a wholly-owned subsidiary of AIG, pursuant to an administrative services agreement (the "Administrative Services Agreement"). Services and facilities provided pursuant to the Administrative Services Agreement include legal and accounting services, office space in Bermuda, the use of office equipment, electronic data services and other services required by IPC in the ordinary course of business. IPC and AICL have worked jointly to ensure compliance of systems used in the processing of IPC's business and this work was successfully completed by September 30, 1998.

In addition, AICL is monitoring progress towards compliance by significant third parties from whom IPC receives non-information technology services, such as the suppliers of electric power and local and long-distance telephone services. In the event that such third parties are unable to achieve compliance, AICL has developed contingency plans, for example, independent power supply, which are designed to mitigate the effects of a failure on the part of such third parties to supply services.

Accordingly, while there can be no assurance that these systems will be free from failure, IPC believes that any failure will not result in material adverse impact on IPC's results of operations or financial condition.

   Other Third Parties

Prior to December 31, 1998, IPC intends to contact other third parties, such as brokers and depository institutions, with whom IPC currently has a relationship which, in IPC's judgement, involves material Y2K compliance concerns, in order to establish their degree of compliance and/or their plans to become compliant prior to December 31, 1999. Among other things, IPC's brokers collect, and maintain records of, premiums and claims and, as such, make payments into IPC's depository institutions. Prior to June 30, 1999, IPC intends to develop contingency plans to mitigate the effects of the failure of such third party systems on IPC's business operations. There can be no assurance that the systems of such third parties will be timely converted, that IPC will be able to develop satisfactory contingency plans or that failure of such systems in any event would not have a material adverse effect on IPC's results of operations or financial condition.

Costs

The costs incurred by IPC up to September 30, 1998 in effecting Y2K compliance of its own systems are nominal and it is not anticipated that the future costs of IPC's Year 2000 evaluation and compliance implementation will be material. In addition, AICL is responsible for the cost of compliance of the administrative services it supplies to IPC. Therefore, assuming compliance has been achieved as aforesaid, it is not anticipated that the total costs incurred in relation to the Y2K issue will have a material adverse effect on IPC's results of operations.

Policy Risks

The extent of worldwide property damage (whether insured or uninsured) which could result from failure or malfunction of non-compliant systems is not known. Many of the insurance markets around the world in which IPC's clients operate have not established a clear position on whether to include or exclude Y2K risk in policies available in those markets. Although Y2K exclusion clauses have been produced by some individual companies and some insurance and reinsurance industry associations, to date they have not been applied in a uniform manner. The Y2K issue is unique. Therefore, notwithstanding the presence or absence of an exclusion of the Y2K risk in insurance or reinsurance policies, in the general absence of legal precedent, courts may determine, on a case-by-case basis, that coverage exists for property damage resulting from failure or malfunction of non-compliant systems.

IPCRe is principally an excess of loss property catastrophe reinsurer. Currently, IPCRe's reinsurance policies do not specifically include Y2K as a covered event and IPCRe currently does not intend to provide specific coverage for losses arising from Y2K events. However, in the future, it is possible that market forces could oblige IPCRe to provide such coverage, or that certain of IPCRe's policies could be held to cover such losses. Approximately 60% of IPCRe's policies by premium volume are subject to renewal on January 1, 1999 and IPC will be carefully monitoring the terms of these renewals over the next seven weeks with respect to the extent that they oblige IPC to provide such coverage. If IPCRe is obliged to provide such coverage or its policies are held to cover such losses, there can be no assurance that such losses would not have a material adverse effect on IPCRe's future results of operations or financial condition, principally in the year 2000.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

NOTE ON FORWARD-LOOKING STATEMENTS

This Report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to the plans and objectives of the Company, for future operations. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be considered as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Numerous factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including the following: (i) the occurrence of catastrophic events with a frequency or severity exceeding the Company's estimates; (ii) a decrease in the level of demand for property catastrophe reinsurance, or increased competition owing to increased capacity of property catastrophe reinsurers; (iii) any lowering or loss of one of the financial ratings of IPCRe, or IPCRe's non-admitted status in United States jurisdictions; (iv) loss of services of any one of the Company's executive officers; (v) the passage of federal or state legislation subjecting the Company or IPCRe to supervision or regulation in the United States; (vi) challenges by insurance regulators in the United States or the United Kingdom to IPCRe's claim of exemption from insurance regulation under current laws; or (vii) a contention by the United States Internal Revenue Service that the Company or IPCRe is engaged in the conduct of a trade or business within the U.S. The foregoing review of important factors should not be construed as exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART II - OTHER INFORMATION

   ITEM 1.     LEGAL PROCEEDINGS

               NONE

   ITEM 2.     CHANGES IN SECURITIES

               NONE

   ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

               NONE

   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

               NONE

   ITEM 5.     OTHER INFORMATION

               On October 20, 1998, IPCRe incorporated a new subsidiary, IPCRe Europe Limited, in Ireland. The new company intends to underwrite selected reinsurance in Europe.

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



                                    IPC HOLDINGS, LTD.
                                    ------------------
                                       (REGISTRANT)




DATE  NOVEMBER 12, 1998              /s/ John P. Dowling
      -----------------              -------------------
                                    JOHN P. DOWLING
                                    PRESIDENT AND CHIEF EXECUTIVE OFFICER




DATE  NOVEMBER 12, 1998              /s/ John R. Weale
      -----------------              -----------------
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