Form 10-K
period 1998-12-31
IPC HOLDINGS LTD
filed 1999-03-23
CIK 909815

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                        COMMISSION FILE NUMBER: 0-27662

                               IPC HOLDINGS, LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       BERMUDA                                                   NOT APPLICABLE
------------------------------------------------------       ------------------------------------------------------
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

                                 (441) 298-5100
                                ----------------
                        (REGISTRANT'S TELEPHONE NUMBER,
                              INCLUDING AREA CODE)

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

     Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Registrant's Common Shares held by non-affiliates of the Registrant as of March 19, 1999, was $383,412,123, based on the last reported sale price of Common Shares on the Nasdaq National Market system on that date.

     The number of the Registrant's Common Shares, par value U.S. $0.01 per share, as of March 19, 1999, was 25,033,932.

                      DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Registrant's 1998 Annual Report to Shareholders to be mailed to shareholders on or about April 29, 1999 (the "Annual Report") are incorporated by reference into Part II of this Form 10-K. With the exception of the portions of the Annual Report specifically incorporated herein by reference, the Annual Report is not deemed to be filed as part of this Form 10-K.

     2. Portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), relating to the Registrant's Annual Meeting of Shareholders scheduled to be held June 18, 1999 (the "Proxy Statement") are incorporated herein by reference. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               IPC HOLDINGS, LTD.

                               TABLE OF CONTENTS

                                                                   PAGE
ITEM                                                              NUMBER
----                                                              ------
                                 PART I

 1.  Business....................................................    2
 2.  Properties..................................................   19
 3.  Legal Proceedings...........................................   19
 4.  Submission of Matters to a Vote of Security Holders.........   19

                                PART II

 5.  Market for the Registrant's Common Stock and Related
     Shareholder Matters.........................................   19
 6.  Selected Financial Data.....................................   20
 7.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations...................................   21
7A.  Quantitative and Qualitative Disclosures About Market
     Risk........................................................   21
 8.  Financial Statements and Supplementary Data.................   22
 9.  Changes in and Disagreements with Accountants on Accounting
     and Financial Disclosure....................................   22

                                PART III

10.  Directors and Executive Officers............................   22
11.  Executive Compensation......................................   22
12.  Security Ownership of Certain Beneficial Owners and
     Management..................................................   22
13.  Certain Relationships and Related Transactions..............   22

                                PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form
     8-K.........................................................   23

                                     PART I

NOTE ON FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to the plans and objectives of IPC Holdings, Ltd., a company incorporated under the laws of Bermuda (the "Company"), for future operations. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this report should not be considered as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Numerous factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including the following: (i) the occurrence of catastrophic events with a frequency or severity exceeding the Company's estimates; (ii) a decrease in the level of demand for property catastrophe reinsurance, or increased competition owing to increased capacity of property catastrophe reinsurers; (iii) any lowering or loss of one of the financial ratings of the Company's wholly owned subsidiary, IPCRe Limited, a company incorporated under the laws of Bermuda ("IPCRe" and together with the Company, IPCRe Europe (as defined herein) and IPC Re Services (as defined herein), "IPC"), or the Company's non-admitted status in United States jurisdictions; (iv) loss of services of any one of the Company's executive officers; (v) the passage of federal or state legislation subjecting the Company to supervision or regulation in the United States; (vi) challenges by insurance regulators in the United States or the United Kingdom to IPC's claim of exemption from insurance regulation under current laws; or (vii) a contention by the United States Internal Revenue Service that the Company or IPCRe is engaged in the conduct of a trade or business within the U.S.

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF THE BUSINESS

     The Company, through IPCRe and IPCRe's wholly-owned subsidiary, IPCRe Europe Limited ("IPCRe Europe"), provides property catastrophe reinsurance and, to a limited extent, marine, aviation, property-per-risk excess and other short-tail property reinsurance on a worldwide basis. During 1998, approximately 83% of premiums written covered property catastrophe risks. Property catastrophe reinsurance covers unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters. Substantially all reinsurance written by IPCRe has been, and continues to be, written on an excess-of-loss basis for primary insurers rather than reinsurers, and is subject to aggregate limits on exposure to losses. As of January 1, 1999, IPCRe had 316 clients, including many of the leading insurance companies around the world. Approximately 44% of these clients in 1998 were based in the United States, and approximately 46% of premiums written during 1998 related primarily to U.S. risks. IPCRe's non-U.S. clients and covered risks are located principally in Europe, Japan and Australia/New Zealand. At December 31, 1998, IPC had total shareholders' equity of $566 million and total assets of $643 million.

     In response to a severe imbalance between the global supply of and demand for property catastrophe reinsurance that developed in the period from 1989 through 1993, IPC commenced operations in July 1993 through the sponsorship of American International Group, Inc. ("AIG"), a holding company incorporated in Delaware which, through its subsidiaries, is primarily engaged in a broad range of insurance and insurance-related activities and financial services in the United States and abroad. AIG purchased 24.4% of the initial share capital of the Company and an option (exercisable in specified conditions) to obtain up to an additional 10% (on a fully diluted basis, excluding employee stock options) of the share capital of the Company (the "AIG Option"). Since IPC's formation, subsidiaries of AIG have provided administrative, investment management and custodial services to IPC, and the Chairman of the Board of Directors of IPC is also a director and officer of various subsidiaries and affiliates of AIG. AIG has informed the Company that AIG presently intends to continue its share ownership in the Company for the foreseeable future. See "Item 13.

Certain Relationships and Related Transactions." For discussion of the limitation of voting rights of any 10% or more beneficial owner of Common Shares (including AIG) to less than 10% of total voting rights, see Amendment No. 1 to the Company's Registration Statement on Form 8-A, dated February 9, 1996.

     On March 13, 1996, the Company completed an initial public offering in which 13,521,739 of the 25,000,000 Common Shares outstanding, were sold by existing shareholders. The Company's Common Shares are included for trading on the Nasdaq National Market under the ticker symbol "IPCRF".

     On September 10, 1998, IPCRe incorporated a subsidiary in Ireland, named IPCRe Europe Limited. Effective October 1st, 1998, IPCRe Europe commenced underwriting selected reinsurance business in Europe. Currently, IPCRe Europe retrocedes 90% of the business it underwrites to IPCRe. IPC Re Services Limited ("IPC Re Services"), a subsidiary of IPC Holdings, Ltd., is located in the United Kingdom, from which European marketing efforts are conducted on behalf of IPCRe.

BUSINESS STRATEGY

     IPC's principal strategy is to provide property catastrophe excess-of-loss reinsurance programs to a geographically diverse, worldwide clientele of primary insurers with whom IPC maintains long-term relationships. To a lesser extent, IPC also seeks to provide these clients with other excess-of-loss short-tail property reinsurance products. To a limited extent, IPC also provides similar reinsurance programs and products to reinsurers. Management periodically considers underwriting additional lines of property/casualty coverage, including on a non-excess-of-loss basis, provided losses can be limited in a manner comparable to that described below.

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

     DISCIPLINED INVESTMENT MANAGEMENT. In light of the risks of IPC's business, IPC's fixed maturity investment portfolio is limited to the top three investment grades (i.e. AAA, AA or A), or the equivalent thereof, at the time of purchase. In addition, IPC has purchased shares of stock in all the companies which comprise the Standard & Poor's ("S&P") 500 Index. The investment in such equities represented 16.1% of the total investment portfolio at December 31, 1998. On that date, 90.0% of the fixed maturity investment portfolio consisted of cash, U.S. Treasuries or other government agency issues and investments with an AAA or AA rating.

BUSINESS

     GENERAL. IPC provides treaty reinsurance principally to insurers of personal and commercial property worldwide. As described below, IPC writes substantially all reinsurance on an excess-of-loss basis. IPC's property catastrophe reinsurance coverages, which accounted for 83% of IPC's premiums written during 1998, are generally "all-risk" in nature, subject to various policy exclusions. IPC's predominant exposure under such coverages is to property damage from unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes and volcanic eruptions, although IPC is also exposed to losses from sources as diverse as freezes, riots, floods, industrial explosions, fires, and other man-made or natural disasters. The balance of premiums written are derived from marine, aviation, property-per-risk excess and other short-tail property reinsurance. In accordance with market practice, IPC's property catastrophe reinsurance coverage generally excludes certain risks such as terrorism, war, pollution, nuclear contamination and radiation.

     Because IPC underwrites property catastrophe reinsurance and has large aggregate exposures to natural and man-made disasters, management expects that IPC's loss experience generally will include infrequent events of great severity. Consequently, the occurrence of losses from catastrophic events is likely to result in substantial volatility in IPC's financial results. In addition, because catastrophes are an inherent risk of IPC's business, a major event or series of events, such as occurred in 1998, can be expected to occur from time to time. In the future, such events could have a material adverse effect on IPC's financial condition or results of operations, possibly to the extent of eliminating IPC's shareholders' equity and statutory surplus. Increases in the values and concentrations of insured property and the effects of inflation have resulted in increased severity of industry losses in recent years, and IPC expects that those factors will increase the severity of catastrophe losses per year in the future.

     IPC currently seeks to limit its loss exposure principally by limiting substantially all of its products to be on an excess-of-loss basis, adhering to maximum limitations on reinsurance accepted in defined geographic zones, limiting program size for each client and prudent underwriting of each program written. In addition, IPC's policies contain limitations and exclusions from coverage and choice of forum. There can be no assurance that IPC's efforts to limit exposure by using the foregoing methods will be successful. In addition, geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and the inclusion of a particular policy within a zone's limits. Underwriting is inherently a matter of judgment, involving important assumptions about matters that are inherently unpredictable and beyond IPC's control, and for which historical experience and probability analysis may not provide sufficient guidance.

     EXCESS-OF-LOSS REINSURANCE CONTRACTS. IPC's policy is to write substantially all of its business pursuant to excess-of-loss reinsurance contracts. Such contracts provide a defined limit of liability, permitting IPC to quantify its aggregate maximum loss exposure. By contrast, maximum liability under pro-rata contracts is more difficult to quantify precisely. Quantification of loss exposure is fundamental to IPC's ability to manage its loss exposure through geographical zone limits and program limits described below. Excess-of-loss contracts also help IPC to control its underwriting results by increasing its flexibility to determine premiums for reinsurance at specific retention levels, independent of the premiums charged by primary insurers, and based upon IPC's own underwriting assumptions. In addition, because primary insurers typically retain a larger loss exposure under excess-of-loss contracts, they have a greater incentive to underwrite risks and adjust losses in a prudent manner.

     In addition, IPC diversifies its risk by, to a limited extent, writing other short-tail property coverages, including risk excess-of-loss, marine and aviation. These lines diversify risk (although they involve some catastrophe exposure) and thus reduce the volatility in results of operations caused by catastrophes.

     The following table sets forth IPC's premiums written and number of contracts written by type of reinsurance.

                                                             YEAR ENDED DECEMBER 31,
                             ---------------------------------------------------------------------------------------
                                                1998                                         1997
                             ------------------------------------------   ------------------------------------------
                                              PERCENTAGE OF                                PERCENTAGE OF
                                PREMIUMS        PREMIUMS      NUMBER OF      PREMIUMS        PREMIUMS      NUMBER OF
TYPE OF REINSURANCE ASSUMED     WRITTEN          WRITTEN      CONTRACTS      WRITTEN          WRITTEN      CONTRACTS
---------------------------  --------------   -------------   ---------   --------------   -------------   ---------
                             (IN THOUSANDS)                               (IN THOUSANDS)
Catastrophe
  excess-of-loss..........      $ 92,737          83.3%         1,879        $ 96,138          82.1%         1,738
Risk excess-of-loss.......         5,633           5.1%           219           6,672           5.7%           215
Marine reinsurance........         1,298           1.2%           177           3,231           2.8%           282
Retrocessional
  reinsurance.............         4,223           3.8%           108           3,562           3.0%            82
Aviation (1)..............         5,912           5.3%            15           5,164           4.4%            14
Other.....................         1,462           1.3%            63           2,283           2.0%            41
                                --------          ----          -----        --------          ----          -----
          Total...........      $111,265           100%         2,461        $117,050           100%         2,372
                                ========          ====          =====        ========          ====          =====

---------------
(1) In 1998, aviation included one aviation contract and two satellite contracts, written on a pro-rata basis; in 1997, two aviation contracts were on a pro rata basis.

     CATASTROPHE EXCESS-OF-LOSS REINSURANCE. Catastrophe excess-of-loss reinsurance provides coverage to a primary insurer when aggregate claims and claim expenses from a single occurrence of a peril covered under a portfolio of primary insurance contracts written by the primary insurer exceed the attachment point specified in the reinsurance contract with the primary insurer. The primary insurer can then recover up to the limit of reinsurance it has elected to buy for each layer. Once a layer is exhausted by collection of claims, the primary insurer generally buys another reinsurance layer for the same liability coverage, i.e. a reinstatement, for an additional premium. Most of IPC's policies are limited to losses occurring during the policy term.

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

     AVIATION REINSURANCE. IPC also writes a small book of short-tail aviation reinsurance on an excess-of-loss basis. Although they primarily involve property damage, certain aviation risks may involve casualty coverage arising from the same event causing the property damage. Coverage is generally written in excess of a substantial attachment point, so events likely to cause a claim will occur infrequently but be relatively severe. In 1998, the majority of this business was written in one pro rata aviation contract, where the underlying insurance is written on an excess-of-loss basis, and two satellite contracts.

     POLICY FEATURES. Historically, IPC's policies have been written for a one-year period, and generally without experience-based adjustments. The trend in the industry has been towards multi-year policies. In particular, some of the insureds renewing policies in 1999 to date specifically have requested longer periods, in part to address concerns regarding Y2K risks. (See "Year 2000 Readiness Disclosure Statement", contained in the Annual Report.) A proportion of IPC's policies are now for terms of two years or longer. In addition, in recent years the industry has offered a variety of experienced-based incentives such as "no claims" bonuses and profit commissions. A proportion of IPC's policies now include some or all of these incentives.

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

     Currently, management has divided the United States into 8 geographic zones and its European, Japanese and other markets into a total of 26 zones. IPC designates as zones geographic areas which, based on historic catastrophe loss experience reflecting actual catastrophe events and property development patterns, it believes are most likely to absorb a large percentage of losses from one catastrophic event. These zones are determined using computer modeling techniques and underwriting assessments. The zones may overlap and vary in size with the level of population density and commercial development in a particular area. The zones with the greatest exposure written are, in the United States, the Atlantic and North-Central regions and, elsewhere, in the United Kingdom. The parameters of these geographic zones are subject to periodic review and change.

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

                                                       YEAR ENDED DECEMBER 31,
                       ---------------------------------------------------------------------------------------
                                        PERCENTAGE OF                                PERCENTAGE OF
                          PREMIUMS        PREMIUMS      NUMBER OF      PREMIUMS        PREMIUMS      NUMBER OF
GEOGRAPHIC AREA(1)        WRITTEN          WRITTEN      CONTRACTS      WRITTEN          WRITTEN      CONTRACTS
------------------     --------------   -------------   ---------   --------------   -------------   ---------
                       (IN THOUSANDS)                               (IN THOUSANDS)
United States........     $ 50,796           45.7%          985        $ 54,200           46.3%          938
Worldwide(2).........       14,050           12.6%          284          16,141           13.8%          341
Worldwide (excluding
  the U.S.)(3).......        3,513            3.2%           69           2,497            2.1%           59
Europe (including the
  U.K.)..............       23,555           21.2%          504          23,624           20.2%          448
Japan................        4,139            3.7%           75           2,794            2.4%           74
Australia/New
  Zealand............        8,589            7.7%          163           9,433            8.1%          139
Other................        6,623            5.9%          381           8,361            7.1%          373
                          --------          -----         -----        --------          -----         -----
          Total......     $111,265          100.0%        2,461        $117,050          100.0%        2,372
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

     The following table sets forth IPC's gross aggregate in-force liability allocated to various zones of coverage exposure at January 1, 1999 and 1998. IPC's aggregate limits will be reduced to the extent that business is ceded to the new proportional reinsurance facility (see "Retrocessional Reinsurance" below).

                                                                     AGGREGATE LIMIT OF
                                                                  LIABILITY AT JANUARY 1,
                                                              --------------------------------
GEOGRAPHIC AREA(1)                                                 1999              1998
------------------                                            --------------    --------------
                                                              (IN THOUSANDS)    (IN THOUSANDS)
United States
  New England...............................................     $284,527          $358,153
  Atlantic..................................................      349,370           415,579
  Gulf......................................................      318,038           346,976
  North Central.............................................      349,913           328,807
  Mid West..................................................      320,649           327,532
  West......................................................      336,254           376,052
  Alaska....................................................      132,171           102,491
  Hawaii....................................................      129,475           116,577
          Total United States(2)............................      546,133           563,567
Canada......................................................       61,288            84,986
Worldwide(3)................................................       86,167            33,475
Worldwide (excluding the U.S.)(4)...........................       98,229           122,577
Europe (including U.K.).....................................      331,163           457,488
Japan.......................................................       97,020            57,369
Australia/New Zealand.......................................      148,748           175,868
Other.......................................................      116,563           179,443

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

UNDERWRITING AND PROGRAM LIMITS

     In addition to geographic zones, IPC seeks to limit its overall exposure to risk by pursuing a disciplined underwriting strategy which limits the amount of reinsurance IPC will supply pursuant to a particular program or contract so as to achieve diversification within and across geographical zones. When it began operations, IPC maintained program limits of $15 million and contract limits of $5 million. In 1996, program limits were increased to $25 million. In a small number of instances IPC has exceeded these limits. IPC also attempts to distribute its exposure across a range of attachment points. Attachment points vary and are based upon an assessment of the ceding insurer's market share of property perils in any given geographic zone to which the contract relates, as well as the capital needs of the ceding insurer.

     Prior to reviewing any program proposal, IPC considers the appropriateness of the cedent, including the quality of its management and its capital and risk management strategy. In addition, IPC requires that each proposed reinsurance program received by it include information on the nature of the perils to be included and detailed aggregate information as to the location or locations of the risks covered under the catastrophe contract. Additional information would also include the cedent's loss history for the perils being reinsured, together with relevant underwriting considerations which would impact exposures to catastrophe reinsurers. IPC first evaluates exposures on new programs in light of the overall zone limits in any given catastrophe zone, together with program limits and contract limits, to ensure a balanced and disciplined underwriting approach. If the program meets all these initial underwriting criteria, IPC then evaluates the proposal in terms of its risk/reward profile to assess the adequacy of the proposed pricing and its potential impact on IPC's overall return on capital. Once a program meets IPC's requirements for underwriting and pricing, the program would then be authorized for acceptance.

     IPC extensively utilizes sophisticated modeling and other technology in its underwriting techniques. Each submission received is registered on the "RSG" reinsurance data system used by IPC for both underwriting and aggregate control purposes. This system enables both management and underwriters to have on-line information regarding both individual exposures and zonal aggregate concentrations. All submissions are recorded to determine and monitor their status as being pending, authorized, or bound. In the latter part of 1998, IPC obtained a license for "GENIUS" as a reinsurance data system replacement for RSG, and is in the process of implementing and converting data in readiness for its usage. Final conversion and implementation is expected to be complete by the middle of 1999.

     In addition to its reinsurance data system, IPC uses computer modeling to measure and estimate loss exposure under both simulated and actual loss scenarios and in comparing exposure portfolios to both single and multiple events. Since 1993, IPC has contracted Applied Insurance Research for the use of CATMAP and EUROCAT as part of its modeling approach. These computer-based loss modeling systems utilize A.M. Best's data and direct exposure information obtained from IPC's clients, to assess each client's catastrophe management approach and adequacy of their program's protection. Modeling is part of the underwriting criteria for catastrophe exposure pricing. The majority of IPC's client base also utilizes one or more of the various modeling consulting firms in their exposure management analysis. In addition, IPC sometimes performs or contracts for additional modeling analysis when reviewing its major commitments. The combination of reinsurance system information, together with CATMAP and EUROCAT modeling, enables IPC to monitor and control its acceptance of exposure on a global basis.

     Generally, the proposed terms of coverage, including the premium rate and retention level for excess-of-loss contracts, are set by the lead reinsurer and agreed to by the client and broker. On placements requiring large market capacity, typically the broker strives to achieve a consensus of proposed terms with many participating underwriters to ensure placement. IPC, on both U.S. and non-U.S. business, acts in many cases as a lead or consensus lead reinsurer. When not the lead, IPC sometimes actively negotiates additional terms or conditions. If IPC elects to authorize a participation, it will specify its percentage or monetary participation in each layer, and will execute a slip to be followed by a contract to formalize coverage.

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

     Generally, about 60% of premiums written by IPCRe each year are for contracts which have effective dates in January, about 16% in April, about 17% in July and the remainder at other times throughout the year. Premiums are generally due in installments over the contract term, with each installment generally received within 30 days after the due date.

RETROCESSIONAL REINSURANCE

     Effective January 1, 1999, IPCRe has arranged a proportional reinsurance facility through two leading intermediaries. Business covered is property catastrophe business written by IPCRe, and provides coverage up to $50 million in each of at least 5 named zones, plus potentially other zones of IPCRe's choosing, provided that they do not accumulate with the named zones. The United States and the Caribbean are excluded zones. The named zones are the United Kingdom; Europe (excluding the U.K.); Australia/New Zealand; Japan and Canada. Business ceded to the facility is solely at the discretion of IPCRe. Within these limitations, IPCRe may designate the treaties to be included in the facility, subject to IPCRe retaining at least 50% of the risk. The premium ceded is pro rata, less brokerage and an override commission. AIG, as a participating reinsurer, has committed a 10% participation on a direct basis. Most reinsurers participating in the facility have ratings of AA or above, and the minimum rating is A.

MARKETING

     IPC's customers generally are sophisticated, long-established insurers who understand the risks involved and who desire the assurance not only that claims will be paid but that reinsurance will continue to be available after claims are paid. Catastrophic losses can be expected to affect financial results adversely from time to time, and management believes that financial stability and growth of capital (as well as service and innovation) are essential for creating long-term relationships with clients, and that such relationships are key to creating long-term value to the Company and its shareholders. During 1998, no single ceding insurer accounted for more than 5.2% of IPC's premiums written.

     IPC markets its reinsurance products worldwide through non-exclusive relationships with more than 50 of the leading reinsurance brokers active in the U.S. and non-U.S. markets for property catastrophe reinsurance. In addition, IPC's products are marketed in Europe through IPC Re Services, and certain European risks are underwritten by IPCRe Europe.

     Based on premiums written under contracts in force on December 31, 1998, the five brokers from which IPC derives the largest portions of its business (with the approximate percentage of IPC's business derived from such broker) are J.& H. Marsh & McLennan and affiliates (23.6%), Aon Corp. and affiliates (22.1%), Benfield Greig (11.1%), Willis Faber (8.6%) and Herbert Clough (5.5%). IPC, as of December 31, 1998, had in force reinsurance contracts with only 6 ceding companies which were not derived from a reinsurance broker; otherwise, its products are marketed exclusively through brokers. Of the total premiums attributable to the five largest producing brokers referred to above, none were attributable to brokers affiliated with the insurers seeking coverage. All brokerage transactions are entered into on an arm's-length basis.

     IPC's brokers perform data collection, contract preparation and other administrative tasks, enabling IPC to market its reinsurance products cost effectively by maintaining a small staff. By relying largely on reinsurance brokers to market its products, IPC is able to avoid the expense and regulatory complications of worldwide offices, thereby minimizing fixed costs associated with marketing activities. IPC believes that by maintaining close relationships with brokers, it is able to obtain access to a broad range of potential reinsureds. IPCRe meets frequently in Bermuda and elsewhere outside the United States with brokers and senior representatives of clients and prospective clients. All contract submissions are approved in IPCRe's executive offices in Bermuda, and IPC does not believe that conducting its operations in Bermuda has adversely affected its marketing activities in light of the client base it has attracted and retained.

RESERVES

     Under U.S. generally accepted accounting principles, IPC is not permitted to establish loss reserves with respect to its property catastrophe business until the occurrence of an event which may give rise to a claim. Once such an event occurs, IPC establishes reserves based upon estimates of total losses incurred by the ceding insurers as a result of the event and IPC's estimate of the portion of such loss it has reinsured. With respect to its non-catastrophe business, IPC is permitted to establish loss reserves as determined by a historical loss development pattern. Only loss reserves applicable to losses incurred up to the reporting date may be set aside, with no allowance for the provision of a contingency reserve to account for expected future losses. Claims arising from future catastrophic events can be expected to require the establishment of substantial reserves from time to time. IPC's reserves are adjusted as IPC receives notices of claims and proofs of loss from reinsureds and as estimates of severity of damages and IPC's share of the total loss are revised.

     IPC also establishes reserves for losses incurred as a result of an event known but not reported to IPC. These incurred but not reported ("IBNR") reserves are established for both catastrophe and other losses. To estimate the portion of loss and loss adjustment expenses relating to these claims for the year, IPC reviews its portfolio of business to determine where the potential for loss may exist. Also, various loss forecasting models and industry loss data, as well as actual experience, knowledge of the business written by IPC and general market trends in the reinsurance industry, are considered. IPC has contracted a leading worldwide independent firm of actuaries to conduct a review of reserves on a semi-annual basis.

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

INVESTMENTS

     GENERAL. IPC's current investment strategy is defined primarily by the need to safeguard IPC's capital, since management believes that the risks inherent in catastrophe reinsurance should not be augmented by a speculative investment policy. For this reason the policy is conservative with a strong emphasis on the quality of investments. At December 31, 1998, other than cash, IPC's investments consisted of fixed maturity securities, none of which had a rating of less than A, and shares of stock in the companies which comprise the S&P 500. Corporate bonds represented 41% of total fixed maturity investments at December 31, 1998 and of these 43% and 57% were issued by U.S. and non-U.S. corporations, respectively. IPC's investment policy also stresses diversification and at December 31, 1998, only the U.S. Treasury represented more than 5% of IPC's portfolio. In 1997, one other issuer, the International Bank for Reconstruction and Development, whose issues represented 6% of the fixed maturity portfolio, was greater than 5%. In addition to these parameters, guidelines are also set which limit permitted issuers, the amount of non-U.S. dollar denominated securities and the target duration of the portfolio.

     The following table summarizes the fair value of the investments and cash and cash equivalents of IPC as of December 31, 1998 and 1997:

                                                             DECEMBER 31,
                                                         --------------------
TYPE OF INVESTMENT                                         1998        1997
------------------                                       --------    --------
                                                            (IN THOUSANDS)
Fixed Maturities Available for Sale
  U.S. Government and government agencies..............  $111,210    $ 33,229
  Other governments....................................   125,240     125,780
  Corporate............................................   200,644     228,775
  Supranational entities...............................    47,769      54,544
                                                         --------    --------
                                                         $484,863    $442,328
Equities, available for sale...........................  $ 94,152    $ 86,685
Cash and cash equivalents..............................  $ 20,966    $  9,746
                                                         --------    --------
                                                         $599,981    $538,759
                                                         ========    ========

     In June, 1997 IPC restructured its investment portfolio, with the intention of reducing the overall potential volatility of its value. IPC reclassified all securities which were in the held to maturity portfolio as "available for sale", and also entered further transactions designed to shorten the duration of the portfolio. As a result of the reclassification, both total assets and shareholders' equity were reduced by $517,000 representing the unrealized loss on the securities at the date of transfer. See note 3(g) to the Company's Consolidated Financial Statements.

     IPC's investment guidelines are reviewed periodically and are subject to change at the discretion of the Board of Directors.

     MATURITY AND DURATION OF PORTFOLIO. Currently, IPC maintains a target modified duration for the portfolio of between 1.25 years and 3.75 years although actual maturities of individual securities vary from less than one year to a maximum of eight years for fixed maturity securities, and ten years for money-market securities. At December 31, 1998 the fixed maturity portfolio (including cash and cash equivalents within such portfolio) had an average maturity of 3.1 years and an average modified duration of 2.7 years. Management believes that, given the relatively high quality of its portfolio, adequate market liquidity exists to meet IPC's cash demands.

     The following table summarizes the fair value by maturities of IPC's fixed maturity investment portfolio as of December 31, 1998 and 1997. For this purpose, maturities reflect contractual rights to put or call the securities; actual maturities may be longer.

                                                             DECEMBER 31,
                                                         --------------------
                                                           1998        1997
                                                         --------    --------
                                                            (IN THOUSANDS)
Available for Sale:
  Due in one year or less..............................  $ 79,473    $ 47,828
  Due after one year through five years................   344,160     366,207
  Due after five years through ten years...............    61,230      28,293
                                                         --------    --------
                                                         $484,863    $442,328
                                                         ========    ========

     QUALITY OF DEBT SECURITIES IN PORTFOLIO. IPC's investment guidelines stipulate that a majority of the securities be AAA and AA rated, although a select number of A rated issues is permitted. The primary rating source is Moody's Investor Services ("Moody's") and, when no Moody's rating is available, S&P ratings are used.

     The following table summarizes the composition of the fair value of all cash and fixed maturity investments by rating:

                                                      DECEMBER 31,
                                                    ----------------
                                                     1998      1997
                                                    ------    ------
Cash and cash equivalents.........................    4.2%      2.2%
U.S. Government and government agencies...........   22.0%      7.3%
AAA...............................................   21.6%     44.6%
AA................................................   42.2%     38.1%
A.................................................   10.0%      7.8%
                                                    ------    ------
                                                    100.0%    100.0%
                                                    ======    ======

     There are no delinquent securities in IPC's investment portfolio.

     REAL ESTATE. IPC's portfolio does not contain any investments in real estate or mortgage loans.

     FOREIGN CURRENCY EXPOSURE. At December 31, 1998, all of IPC's fixed maturity investments were in securities denominated in U.S. dollars. At December 31, 1997, IPC held U.S.$23,112,000 of Australian dollar denominated bonds issued by the New South Wales Treasury Corp. The investment guidelines permit up to 25% of the portfolio to be invested in non-U.S. dollar securities. However, from inception, such investments have been made infrequently and for the purpose of improving overall portfolio yield. When it does hold non-U.S. dollar denominated securities, IPC has entered and may enter into forward foreign exchange contracts for purposes of hedging its non-U.S. dollar denominated investment portfolio. In addition, in the event that loss payments must be made in currencies other than the U.S. dollar, in some cases IPC will match the liability with assets denominated in the same currency, thus mitigating the effect of exchange rate movements on the balance sheet. To date, this strategy has been used only once.

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

COMPETITION

     The property catastrophe reinsurance industry is highly competitive. IPC competes, and will continue to compete, with insurers and property catastrophe reinsurers worldwide, many of which have greater financial, marketing and management resources than IPC. In particular, IPC competes with the Bermuda-based property catastrophe reinsurers, including XL Mid Ocean Re., Renaissance Reinsurance Ltd., Partner Reinsurance Company Ltd., LaSalle Re Limited, Tempest Reinsurance Company Limited, and outside Bermuda with the established international reinsurers such as General Re, American Re Corporation, Munich Re, Swiss Reinsurance Company and Lloyd's. In addition, there may be established companies or new companies of which IPC is not aware that may be planning to enter the property catastrophe reinsurance market or existing reinsurers that may be planning to commit capital to this market. In addition, Lloyd's determined in 1993 to allow its syndicates to accept capital from corporate investors. Competition in the types of reinsurance business that IPC underwrites is based on many factors, including premium charges and other terms and conditions offered, services provided, ratings assigned by independent rating agencies, speed of claims payment, claims experience, perceived financial strength and experience and reputation of the reinsurer in the line of reinsurance to be written. Many of the reinsurers who have entered the Bermuda and London-based reinsurance markets have or could have more capital than IPC. The full effect of this additional capital on the reinsurance market may not be known for some time. No assurance can be given as to what impact this additional capital will ultimately have on terms or conditions of the reinsurance contracts of the types written by IPC.

     In September 1996, IPCRe was rated by A.M. Best Company, Inc. ("A.M. Best"), who gave an initial rating of A+ (Superior). This rating was affirmed by A.M. Best during 1997 and 1998. In July, 1997 Standard & Poor's assigned financial strength and counter-party credit ratings of A+, which were affirmed in 1998. Prior to 1996, IPCRe was not rated by any rating agency. The rating received from A.M. Best represents the second highest rating on their rating scale. The rating received from Standard & Poor's represents the fifth highest rating on their rating scale. Such ratings are based on factors of concern to cedents and brokers and are not directed toward the protection of investors. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell such securities. While IPCRe believes that its ratings will not be a major competitive advantage or disadvantage, some of the IPCRe's principal competitors have a rating equal to or greater than that of the Company. Insurance ratings are one factor used by brokers and cedents in the United States as a means of assessing the financial strength and quality of reinsurers. In addition, a cedent's own rating may be adversely affected by the lack of a rating of its reinsurer. IPCRe is not licensed or admitted as an insurer in any jurisdiction in the United States and, as a consequence, must generally post letters of credit or other security to cover outstanding claims of, or unearned premiums with respect to, ceding insurers in the United States to enable such insurers to obtain favorable regulatory capital treatment of their reinsurance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" contained in the Annual Report.

     Management is aware of a number of new, proposed or potential legislative or industry changes that may impact upon the worldwide demand for property catastrophe reinsurance. Among other things, over the last few years capital markets participants, including exchanges and financial intermediaries, have developed financial products intended to compete with traditional reinsurance, the usage of which has grown in volume. In addition, the tax policy of the countries in which IPC's clients operate can affect the demand for reinsurance. Management is also aware of many potential initiatives by capital market participants to produce additional alternative products that may compete with the existing catastrophe reinsurance markets. Management is unable to predict the extent to which the foregoing new, proposed or potential initiatives may affect the demand for IPC's products or the risks which may be available for IPC to consider underwriting.

EMPLOYEES

     As of January 1, 1999, IPC employed 16 people on a full-time basis including its Chief Executive Officer, Chief Financial Officer and three underwriters. IPC believes that its employee relations are good. None of IPC's employees are subject to collective bargaining agreements, and IPC knows of no current efforts to implement such agreements at IPC.

     Many of IPC's employees, including most of its senior management, are employed pursuant to work permits granted by the Bermuda authorities. These permits expire at various times over the next several years. IPC has no reason to believe that these permits would not be extended upon request at their respective expirations.

REGULATION

  BERMUDA -- THE INSURANCE ACT OF 1978, AS AMENDED, AND RELATED REGULATIONS (THE "INSURANCE ACT").

     IPCRe is a registered Bermuda insurance company and is subject to regulation and supervision in Bermuda. The applicable Bermudian statutes and regulations generally are designed to protect insureds and ceding insurance companies rather than shareholders. Among other things, such statutes and regulations require IPCRe to maintain minimum levels of capital and surplus; impose restrictions on the amount and type of investments it may hold; prescribe solvency standards that it must meet; limit transfers of ownership of its capital shares and provide for the performance of certain periodic examinations of IPCRe and its financial condition. These statutes and regulations may, in effect, restrict the ability of IPCRe to write new business or, as indicated below, distribute funds to the Company. The Insurance Act, which regulates the insurance business of IPCRe, provides that no person shall carry on an insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Minister of Finance (the "Minister"). The Minister, in deciding whether to grant registration, has broad discretion to act as he thinks fit in the public interest. The Minister is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. The registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the Minister may impose at any time. As a holding company, the Company is not subject to Bermuda insurance regulations.

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

     CLASSIFICATION OF INSURERS. In March 1995, the Insurance Act was amended to establish four classes of insurers in the area of general business. IPCRe applied to and obtained from the Registrar of Companies in Bermuda (the "Registrar"), who is the chief administrative officer under the Insurance Act, approval as a Class 4 insurer, having met the requirement of a minimum of $100 million of total statutory capital and surplus. The requirements of a Class 4 insurer -- the highest available class -- are intended to assure the world insurance market of the license-holder's long-term stability and sound financial condition. This classification requires that IPCRe not write long-term business without the Minister's approval and, in the event a proposed dividend is in excess of 25% of its total statutory capital and surplus, file an affidavit as to solvency, declaring that it will remain in compliance with the solvency margin and minimum capital and surplus requirements. In addition, dividends are prohibited where payment would cause IPCRe to be in breach of the Insurance Act. The solvency margin requirement is the greatest of $100 million, 50% of net premiums written (with maximum credit of 25% for reinsurance ceded) or 15% of loss and loss expense reserves. If IPCRe were to reduce its total statutory capital by more than 15% of that contained in its Statutory Financial Statements for the prior fiscal year, it would be required to apply to the Minister for approval and file certain required information, including an affidavit declaring that it would remain in compliance with the required minimum solvency margin and liquidity ratio. As of January 1, 1999, IPCRe would have been able to pay approximately $141 million in dividends in accordance with the foregoing restrictions. The Company does not expect these requirements to impose any significant limitations on the Company's liquidity, based on IPCRe's current capital structure and operating results. See note 14 to the Company's Consolidated Financial Statements, contained in the Annual Report.

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

     LOSS RESERVE SPECIALIST. IPCRe, as a registered Class 4 insurer, is required to submit an annual loss reserve opinion when filing the annual Statutory Financial Return. This opinion must be issued by a Loss Reserve Specialist, who will normally be a qualified property/casualty actuary, approved by the Minister.

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

     MINIMUM SOLVENCY MARGIN. The Insurance Act provides that the statutory assets of an insurer must exceed its statutory liabilities by at least the prescribed minimum solvency margin which varies with the class of the insurer and the insurer's premiums written and loss reserve level. As indicated above, the solvency margin requirement for a Class 4 insurer is the greatest of $100 million, 50% of net premiums written (with maximum credit of 25% for reinsurance ceded) or 15% of loss and loss expense reserves. See note 14 to the Company's Consolidated Financial Statements contained in the Annual Report, for information with respect to IPCRe's statutory capital and surplus.

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

     ANNUAL STATUTORY FINANCIAL RETURN. IPCRe is required to file with the Registrar a Statutory Financial Return no later than four months after its financial year end (unless specifically extended). The Statutory Financial Return includes, among other matters, a report of the approved independent auditor on the Statutory Financial Statements of the insurer; a declaration of the statutory ratios; a solvency certificate; the Statutory Financial Statements themselves; the opinion of the approved Loss Reserve Specialist and certain details concerning ceded reinsurance. The solvency certificate and the declaration of the statutory ratios must be signed by the principal representative and at least two directors of the insurer who are required to state whether the Minimum Solvency Margin and, in the case of the solvency certificate, the Minimum Liquidity Ratio, have been met, and the independent approved auditor is required to state whether in its opinion it was reasonable for them to so state and whether the declaration of the statutory ratios complies with the requirements of the Insurance Act. The Statutory Financial Return must include the opinion of the Loss Reserve Specialist in respect of the loss and loss expense provisions of IPCRe. Where an insurer's accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the Statutory Financial Return.

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

     An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, the principal office of IPCRe is at IPC's offices in Pembroke, Bermuda and the Company's President and Chief Executive Officer is the principal representative of IPCRe. Without a reason acceptable to the Minister, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days' notice in writing to the Minister is given of the intention to do so. It is the duty of the principal representative, within 30 days of his reaching the view that there is a likelihood of the insurer for which he acts becoming insolvent or its coming to his knowledge, or his having reason to believe, that an "event" has occurred, to make a report in writing to the Minister setting out all the particulars of the case that are available to him. Examples of such an "event" include failure by the insurer to comply substantially with a condition imposed upon the insurer by the Minister relating to a solvency margin or a liquidity or other ratio.

     CERTAIN OTHER CONSIDERATIONS. Although IPCRe is incorporated in Bermuda, it is classified as non-resident of Bermuda for exchange control purposes by the Bermuda Monetary Authority. Pursuant to its non-resident status, IPCRe may hold any currency other than Bermuda Dollars and convert that currency into any other currency (other than Bermuda Dollars) without restriction.

     As "exempted" companies, the Company and IPCRe may not, without the express authorization of the Bermuda legislature or under a license granted by the Minister, participate in certain business transactions, including: (i) the acquisition or holding of land in Bermuda (except that held by way of lease or tenancy agreement which is required for its business and held for a term not exceeding 50 years, or which is used to provide accommodation or recreational facilities for its officers and employees and held with the consent of the Minister); (ii) the taking of mortgages on land in Bermuda in excess of $50,000; or (iii) the carrying on of business of any kind in Bermuda, except in certain limited circumstances such as doing business with another exempted undertaking in furtherance of the business of the Company or IPCRe (as the case may be) carried on outside Bermuda.

     The Bermuda government actively encourages foreign investment in "exempted" entities like the Company that are based in Bermuda, but do not operate in competition with local businesses. As well as having no restrictions on the degree of foreign ownership, the Company and IPCRe are not currently subject to taxes on their income or dividends or to any foreign exchange controls in Bermuda. In addition, there currently is no capital gains tax in Bermuda.

  UNITED STATES

     IPCRe is not admitted to do business in the United States. Although IPCRe conducts its operations from Bermuda, it is not permitted to underwrite local risks. The insurance laws of each state of the United States and of many other countries regulate the sale of insurance and reinsurance within their jurisdictions by alien insurers and reinsurers such as IPCRe, which are not admitted to do business within such jurisdictions. With some exceptions, such sale of insurance or reinsurance within a jurisdiction where the insurer is not admitted to do business is prohibited. IPCRe does not intend to maintain an office or to solicit, advertise, settle claims or conduct other insurance activities in any jurisdiction other than Bermuda or Ireland where the conduct of such activities would require that IPCRe be so admitted.

     In addition to the regulatory requirements imposed by the jurisdictions in which they are licensed, reinsurers' business operations are affected by regulatory requirements in various states of the United States governing "credit for reinsurance" which are imposed on their ceding companies. In general, a ceding company which obtains reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction or state in which the reinsurer files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the liability for unearned premiums and loss reserves and loss expense reserves ceded to the reinsurer. IPCRe is not licensed, accredited or approved in any state in the United States. The great majority of states, however, permit a credit to statutory surplus resulting from reinsurance obtained from a non-licensed or non-accredited reinsurer to be offset to the extent that the reinsurer provides a letter of credit or other acceptable security arrangement. A few states do not allow credit for reinsurance ceded to non-licensed reinsurers except in certain limited circumstances and others impose additional requirements that make it difficult to become accredited. IPCRe is also subject to excise tax in the United States for U.S. business, and in certain other jurisdictions.

     IPCRe does not believe it is in violation of insurance laws of any jurisdiction in the United States. There can be no assurance, however, that inquiries or challenges to IPCRe's reinsurance activities will not be raised in the future. IPCRe believes that its manner of conducting business through its offices in Bermuda has not materially adversely affected its operations to date. There can be no assurance, however, that IPC's location, regulatory status or restrictions on its activities resulting therefrom will not adversely affect its ability to conduct business in the future.

  UNITED KINGDOM

     Similarly, IPC Re Services is not registered as an insurer in the United Kingdom or in any other jurisdiction. The Company believes that IPC Re Services is not required to be registered as an insurance company in the United Kingdom, and that the activities of IPC Re Services do not cause the Company or IPCRe to be subject to regulation as an insurance company in the United Kingdom.

  EUROPEAN UNION

     IPCRe Europe is incorporated in Ireland, and as such subject to regulations imposed by the European Union.

CERTAIN UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS

     The discussion below is only a general summary of certain United States federal income tax considerations that are relevant to certain holders of Common Shares of the Company. It does not address all relevant tax considerations that may be relevant to holders of Common Shares nor does it address tax considerations that may be relevant to certain holders. Investors and prospective investors should consult their own tax advisors concerning federal, state local and non-U.S. tax consequences of ownership and disposition of Common Shares.

     TAXATION OF THE COMPANY AND IPCRe. The Company and IPCRe are Bermuda corporations; neither files United States tax returns. IPCRe believes that it operates in such a manner that it is not subject to U.S. tax (other than U.S. excise tax on reinsurance premiums and withholding tax on certain investment income from U.S. sources) because it does not engage in a trade or business in the United States. However, because definitive identification of activities which constitute being engaged in a trade or business in the United States is not provided by the Internal Revenue Code of 1986, as amended (the "Code") or regulations or court decisions, there can be no assurance that the Internal Revenue Service will not contend that the Company and/or IPCRe is engaged in a trade or business in the United States. If IPCRe were engaged in a trade or business in the United States (and, if IPCRe were to qualify for benefits under the income tax treaty between the United States and Bermuda, such trade or business were attributable to a "permanent establishment" in the United States), IPCRe would be subject to U.S. tax at regular corporate rates on its income that is effectively connected with its U.S. trade or business, plus an additional 30% "branch profits" tax on such income remaining after the regular tax, in which case the Company's earnings and shareholders' equity could be materially adversely affected.

     IPCRe pays premium excise taxes in the United States (1%), Australia (3%), and certain other jurisdictions. From time to time, U.S. legislation has been proposed which would increase such tax to 4%.

     CONTROLLED FOREIGN CORPORATION RULES. Each "United States shareholder" of a "controlled foreign corporation" ("CFC") who owns shares in the CFC on the last day of the CFC's taxable year must include in its gross income for United States federal income tax purposes its pro-rata share of the CFC's "subpart F income", even if the subpart F income is not distributed. For these purposes, any U.S. person who owns, directly or indirectly through foreign persons, or is considered to own under applicable constructive ownership rules of the Code, 10% or more of the total combined voting power of all classes of stock of a foreign corporation will be considered to be a "United States shareholder" In general, a foreign insurance company such as IPCRe is treated as a CFC only if such "United States shareholders" collectively own more than 25% of the total combined voting power or total value of the company's stock for an uninterrupted period of 30 days or more during any tax year. AIG owns 24.4% of the Common Shares and the AIG Option, although, pursuant to the Bye-laws, the combined voting power of these shares is limited to less than 10% of the combined voting power of all shares. The Company believes that, because of the dispersion of the Company's share ownership among holders other than AIG and because of the restrictions on transfer, issuance or repurchase of the Common Shares, shareholders of the Company will not be subject to treatment as "United States shareholders" of a CFC. In addition, because under the Bye-laws no single shareholder (including
AIG) is permitted to exercise as much as 10% of the total combined voting power of the Company, shareholders of the Company should not be viewed as "United States shareholders" of a CFC for purposes of these rules. There can be no assurance, however, that these rules will not apply to shareholders of the Company. Accordingly, U.S. persons who might, directly or through attribution, acquire 10% or more of the Common Shares of the Company should consider the possible application of the CFC rules.

     RELATED PERSON INSURANCE INCOME RULES. If IPCRe's related person insurance income ("RPII") were to equal or exceed 20% of IPCRe's gross insurance income in any taxable year, a U.S. person who owns Common Shares directly or indirectly on the last day of the taxable year would likely be required to include in its income for U.S. federal income tax purposes the shareholder's pro-rata share of IPCRe's RPII for the taxable year, determined as if such RPII were distributed proportionately to such United States shareholders at that date regardless of whether such income is distributed. The amount of RPII earned by IPCRe (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. shareholder of IPCRe or any person related to such shareholder, including the Company) will depend on a number of factors, including the geographic distribution of IPCRe's business and the identity of persons directly or indirectly insured or reinsured by IPCRe. Although IPCRe does not believe that the 20% threshold was met in taxable years 1994, 1995, 1996, 1997 or 1998, some of the factors which determine the extent of RPII in any period may be beyond the control of IPCRe. Consequently, there can be no assurance that IPCRe's RPII will not equal or exceed 20% of its gross insurance income in any taxable year.

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

     TAX-EXEMPT SHAREHOLDERS. Tax-exempt entities are generally required to treat certain subpart F insurance income, including RPII, that is includible in income by the tax-exempt entity as unrelated business taxable income.

ITEM 2.  PROPERTIES

     Pursuant to an administrative services agreement with American International Company, Limited ("AICL"), a wholly-owned subsidiary of AIG, the Company and IPCRe are allocated office space in AICL's building in Bermuda and the Company's principal executive offices are located there. The address of the principal executive offices is American International Building, 29 Richmond Road, Pembroke HM 08, Bermuda and its telephone number is (441) 298-5100. In addition, IPC Re Services leases office space located in London, England.

ITEM 3.  LEGAL PROCEEDINGS

     IPC will be subject to litigation and arbitration in the ordinary course of its business. IPC currently is not involved in any material pending litigation or arbitration proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the year ended December 31, 1998.

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

                                                               HIGH        LOW
                                                              -------    --------
1998
  Quarter ended March 31, 1998..............................  $32.750    $     29.5625
  Quarter ended June 30, 1998...............................   33.250          29.1250
  Quarter ended September 30 ,1998..........................   30.625          21.1875
  Quarter ended December 31, 1998...........................   26.375          19.0000
1997
  Quarter ended March 31, 1997..............................  $26.375    $     22.500
  Quarter ended June 30, 1997...............................   28.125          22.375
  Quarter ended September 30 ,1997..........................   30.500          26.750
  Quarter ended December 31, 1997...........................   32.875          29.125

     As of February 28, 1999, there were 105 holders of record of Common Shares.

     In each of March, June, September, and December 1998, the Company paid dividends of $0.3175 per Common Share. In addition, in March 1998, the Company paid a special dividend of $0.80 per Common Share. In each of March, June, September, and December 1997, the Company paid dividends of $0.3175 per

Common Share. In addition, in each of March and June 1997, the Company paid special dividends of $1.00 per Common Share. The actual amount and timing of any future dividends is at the discretion of the Board and is dependent upon the profits and financial requirements of the Company, as well as loss experience, business opportunities and any other factors that the Board deems relevant. In addition, if the Company has funds available for distribution, it may nevertheless determine that such funds should be retained for the purposes of replenishing capital, expanding premium writings or other purposes. The Company is a holding company, whose principal source of income is cash dividends and other permitted payments from IPCRe. The payment of dividends from IPCRe to the Company is restricted under Bermuda law and regulation, including Bermuda insurance law and under IPCRe's five-year $300 million revolving credit facility with a syndicate of lenders led by the First National Bank of Chicago. The credit facility limits the amount of dividends that may be paid by IPCRe to the Company to the lesser of i) IPCRe's aggregate positive net income from March 31, 1998 to the end of the then-current fiscal quarter over the aggregate amount of all dividends and distributions paid during the same period, and ii) IPCRe's positive consolidated net income for the four fiscal quarters then ending over the aggregate amount of all dividends and distributions paid during the same period.

     Under the Insurance Act, IPCRe is prohibited from paying dividends of more than 25% of its statutory capital and surplus at the beginning of the fiscal year unless it files an affidavit stating it will continue to meet the required solvency margin and minimum liquidity ratio requirements, and from declaring or paying dividends without the approval of the Minister of Finance if it failed to meet its required margins from the previous fiscal year. The maximum amount of dividends which could be paid by IPCRe to the Company at January 1, 1999 without such notification is approximately $140,780,000. The Insurance Act also requires IPCRe to maintain a minimum solvency margin and minimum liquidity ratio and prohibits dividends which would result in a breach of these requirements. In addition, IPCRe is prohibited under the Insurance Act from reducing its opening total statutory capital by more than 15% without the approval of the Minister of Finance. As a result of these factors, there can be no assurance that the Company's dividend policy will not change or that the Company will declare or pay any dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The historical consolidated financial data presented below as of and for each of the periods ended December 31, 1998, 1997, 1996, 1995 and 1994 were derived from the Company's consolidated financial statements which are incorporated herein by reference to the Annual Report. The selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and related notes thereto, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" also contained in the Annual Report and incorporated herein by reference.

                                                        YEAR ENDED DECEMBER 31,
                                  -------------------------------------------------------------------
                                     1998          1997          1996          1995          1994
                                  -----------   -----------   -----------   -----------   -----------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF INCOME DATA
Premiums written................  $   111,265   $   117,050   $   111,569   $   104,096   $    85,610
Premiums earned.................      120,125       112,486       113,642       101,541        74,667
Net investment income...........       30,053        29,883        28,883        22,855        16,762
Loss and loss expenses
  incurred......................       61,459        14,708        32,732        36,657        31,570
Acquisition costs...............       16,968        13,487        11,849        10,315         7,665
General & administrative
  expenses(1)...................       11,051        10,238         9,250         6,112         4,708
Realized gains/(losses), net on
  investments...................        7,014        (3,616)        3,871         2,973        (1,053)
Net Income......................  $    67,714   $   100,320   $    92,565   $    74,285   $    46,433
Net income per Common
  Share(2)......................  $      2.55   $      3.79   $      3.55   $      2.90   $      1.85

                                                        YEAR ENDED DECEMBER 31,
                                  -------------------------------------------------------------------
                                     1998          1997          1996          1995          1994
                                  -----------   -----------   -----------   -----------   -----------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Weighted average shares
  outstanding(2)................   26,547,062    26,492,401    26,080,744    25,618,719    25,130,454
Dividend per Common Share(3)....  $      2.07   $      3.27   $    0.8925            --            --
OTHER DATA
Loss and loss expense
  ratio(4)......................         51.2%         13.1%         28.8%         36.1%         42.3%
Expense ratio(4)................         23.0%         19.7%         19.2%         17.4%         16.9%
Combined ratio(4)...............         74.2%         32.8%         48.0%         53.5%         59.2%
Return on average equity(5).....         12.4%         19.6%         19.9%         19.1%         14.5%
BALANCE SHEET DATA (AT END OF
  PERIOD)
Total cash and investments......      599,981       538,759   $   503,846   $   444,082   $   354,697
Reinsurance balances
  receivable....................       20,747        27,723        25,687        25,451        19,285
Total assets....................      643,091       585,019       548,081       485,248       387,327
Reserve for losses and loss
  expenses......................       52,226        27,590        28,483        24,717        17,976
Unearned premiums...............       17,602        26,462        21,898        23,971        21,416
Total shareholders' equity......      565,952       528,293       496,135       434,292       347,183
Book value per Common
  Share(6)......................  $     21.32   $     19.94   $     19.02   $     16.58   $     13.76

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

(3) Dividend per Common Share is based on the number of average outstanding Common Shares during the years ended December 31, 1998, 1997 and 1996, respectively.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required for this item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis -- Market Risk" in the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required for this item is incorporated herein by reference to the consolidated financial statements of the Company contained in the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

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

     The fees payable to AICL in connection with the provision of administrative services pursuant to an administrative services agreement between the Company, IPCRe and AICL are equal to 2.5% of the first $500 million of annual gross premiums written, 1.5% of the next $500 million and 1% of any additional gross premiums written. This administrative services agreement terminates on June 30, 2003 and is automatically renewed thereafter for successive three-year terms unless prior written notice to terminate is delivered by or to AICL at least 180 days prior to the end of such three-year term.

     AIG Global Investment Corp. (Ireland) Ltd. ("AIGIC"), an indirect wholly-owned subsidiary of AIG, provides investment advisory services to IPC pursuant to an investment advisory agreement that had a one year term expiring June 23, 1998 and is subject to termination thereafter by either party on 30 days' written notice. IPC pays AIGIC an annual fee of .35% on the first $100 million of funds under management, .25% on the next $100 million of funds under management and .15% on all funds managed greater than $200 million.

     AIG Global Investment Trust Services Limited, an indirect wholly-owned subsidiary of AIG based in Ireland, provides custodial services to IPC pursuant to a custodial agreement that provides for an annual fee of .04% of the market value of the portfolio plus reimbursement of fees and out-of-pocket expenses, and may be terminated by either party upon 90 days' written notice.

     AIG Insurance Management Services (Europe) Ltd. ("AIMS"), an indirect wholly-owned subsidiary of AIG, provides management and administrative services to IPCRe Europe pursuant to a management services agreement, which provides for an annual fee of approximately $38,000. This agreement may be terminated by either party subject to three months' written notice.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Exhibits

1. Financial Statements

     The following Consolidated Financial Statements of the Company and Report of Independent Auditors are incorporated herein by reference to pages 9 to 39 of the Annual Report:

    Report of Independent Public Accountants
    Consolidated balance sheets as of December 31, 1998 and 1997
    Consolidated statements of income for the years ended December 31, 1998, 1997 and 1996.
    Consolidated statements of changes in shareholders' equity for the years ended December 31, 1998, 1997 and 1996.
    Consolidated statements of cash flows for the years ended December 31, 1998, 1997 and 1996.
    Notes to the Consolidated Financial Statements

2. Financial Statement Schedules

    Report of Independent Public Accountants on Schedules
    Schedule II -- Condensed Financial Information of Registrant
    Schedule III -- Supplementary Insurance Information of Subsidiary for the years ended December 31, 1998, 1997 and 1996.
    Schedule IV -- Supplementary Information concerning Reinsurance for the years ended December 31, 1998, 1997 and 1996.

     Certain schedules have been omitted, either because they are not applicable, or because the information is included in the Consolidated Financial Statements of the Company incorporated by reference to the Annual Report.

3. Exhibits

EXHIBIT                                                                     METHOD
NUMBER                            DESCRIPTION                             OF FILING
-------                           -----------                             ---------
 3.1      Memorandum of Association of the Company....................               *
 3.2      Amended and Restated Bye-Laws of the Company................               *
 3.3      Form of Memorandum of Increase of Share Capital.............               *
 3.4      Form of Registration Rights Agreement.......................               *
 4.1      Form of Share Certificate...................................               *
10.1      Termination Agreement among the Company and its previous
          shareholders................................................               *
10.2      Form of Amended and Restated Option Agreement entered into
          between the Company and AIG.................................               *
10.3      IPC Holdings, Ltd. Stock Option Plan........................               *
10.4      IPCRe Defined Contribution Plan.............................               *
10.5      Amended and Restated Administrative Services Agreement among
          the Company, IPCRe and AICL.................................               *
10.6      Investment Management Agreement between IPCRe and AIGIC.....              **
10.7      Investment Sub-Advisory Agreement between AIGIC and AIGIC
          (Europe) (formerly known as Dempsey & Company International
          Limited)....................................................               *
10.8      Custodial Agreement between AIGTS and IPCRe.................               *

EXHIBIT                                                                     METHOD
NUMBER                            DESCRIPTION                             OF FILING
-------                           -----------                             ---------
10.9      Retirement Agreement between IPCRe and James P. Bryce.......               *
10.10     Retirement Agreement between IPCRe and Peter J.A. Cozens....               *
10.11     IPC Holdings, Ltd. Deferred Compensation Plan...............               +
10.12     Credit Agreement between IPCRe Limited, the First National
          Bank of Chicago, and other Lenders named therein............               +
11.1      Statement regarding Computation of Per Share Earnings.......  Filed herewith
13.1      Portions of the Annual Report incorporated herein by
          reference...................................................  Filed herewith
21.1      Subsidiaries of the Registrant..............................  Filed herewith
23.1      Consent of Arthur Andersen & Co. ...........................  Filed herewith
27.1      Financial Data Schedule.....................................  Filed herewith

---------------
 * Incorporated by reference to the corresponding exhibit in the Company's Registration Statement on Form S-1 (No. 333-00088).

** Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1997 (File No. 0-27662)

 + Incorporated by reference to Exhibits 10.1 and 10.2 to the Company's Form
   10-Q for the quarter ended June 30, 1998 (File No. 0-27662)

     b) Reports on Form 8-K.

          No reports were filed on Form 8-K during the fourth quarter of 1998.

                               IPC HOLDINGS, LTD.

                               INDEX TO SCHEDULES

  SCHEDULE/REPORT                                                                   PAGE
  ---------------                                                                   ----
  Report of Independent Public Accountants on Schedules.........................     26
  Schedule II       Consolidated Financial Information of the Registrant........     27
  Schedule III      Supplementary Insurance Information of Subsidiary for the        30
                    years ended December 31, 1998, 1997 and 1996................
  Schedule IV       Supplementary Information concerning Reinsurance for the         31
                    years ended December 31, 1998, 1997 and 1996................

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
IPC HOLDINGS, LTD.

     We have audited in accordance with generally accepted auditing standards the consolidated financial statements of IPC Holdings, Ltd. and subsidiaries included in IPC Holdings, Ltd.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 5, 1999. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. The schedules listed in the accompanying index are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN & CO.

Hamilton, Bermuda
February 5, 1999

                                                                     SCHEDULE II

                               IPC HOLDINGS, LTD.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEET
                                (PARENT COMPANY)
               (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                                               AS OF DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
ASSETS:
Cash........................................................  $     69    $    352
Investment in wholly-owned subsidiaries.....................   566,809     529,206
Other assets................................................     1,577       1,282
                                                              --------    --------
          Total assets......................................  $568,455    $530,840
                                                              ========    ========
LIABILITIES:
Payable to subsidiaries.....................................  $  2,481    $  2,481
Other liabilities...........................................        22          66
                                                              --------    --------
          Total liabilities.................................  $  2,503    $  2,547

SHAREHOLDERS' EQUITY:
Share Capital -- 1998: 25,033,932 shares outstanding, par
                 value $0.01; 1997: 25,017,603 shares
                 outstanding, par value $0.01...............  $    250    $    250
Additional paid in capital..................................   299,833     299,533
Retained earnings...........................................   234,928     219,034
Accumulated other comprehensive income......................    30,941       9,476
                                                              --------    --------
          Total shareholders' equity........................   565,952     528,293
                                                              --------    --------
          Total liabilities and shareholders' equity........  $568,455    $530,840
                                                              ========    ========

                               IPC HOLDINGS, LTD.

                              STATEMENT OF INCOME
                                (PARENT COMPANY)
               (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                               1998        1997       1996
                                                              -------    --------    -------
Interest Income.............................................  $    15    $     25    $    50
Expenses:
  Operating Costs and expenses, net.........................      889       1,490      3,226
                                                              -------    --------    -------
(Loss)/profit before equity in net income of wholly-owned
  subsidiaries..............................................     (874)     (1,465)    (3,176)
Equity in net income of wholly-owned subsidiaries...........   68,588     101,785     95,741
                                                              -------    --------    -------
Net Income available to common shareholders.................  $67,714    $100,320    $92,565
                                                              =======    ========    =======

                               IPC HOLDINGS, LTD.

                            STATEMENT OF CASH FLOWS
                                (PARENT COMPANY)
               (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1998        1997        1996
                                                              -------    ---------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income..................................................  $67,714    $ 100,320    $92,565
Adjustments to reconcile net income to cash provided by:
  Equity in net income from subsidiaries....................  (68,588)    (101,785)   (95,741)
  Changes in, net:
     Other assets...........................................     (295)        (919)      (363)
     Payable to subsidiaries................................       --          856      1,603
     Other liabilities......................................      (44)          35     (1,497)
                                                              -------    ---------    -------
                                                               (1,213)      (1,493)    (3,433)
                                                              -------    ---------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
Additional share capital....................................      300          266         --
Dividends received from subsidiaries........................   52,450       82,801     26,275
Dividends paid to shareholders..............................  (51,820)     (81,802)   (22,313)
                                                              -------    ---------    -------
                                                                  930        1,265      3,962
                                                              -------    ---------    -------
Net increase (decrease) in cash and cash equivalents........     (283)        (228)       529
Cash and cash equivalents, beginning of year................      352          580         51
                                                              -------    ---------    -------
Cash & cash equivalents, end of year........................  $    69    $     352    $   580
                                                              =======    =========    =======

                                                                    SCHEDULE III

                      IPC HOLDINGS, LTD. AND SUBSIDIARIES

                 SUBSIDIARY SUPPLEMENTARY INSURANCE INFORMATION
               (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                       FUTURE POLICY                                        BENEFITS,     AMORTIZATION
                        DEFERRED         BENEFITS,                                           CLAIMS,       OF DEFERRED
                         POLICY       LOSSES, CLAIMS                              NET       LOSSES AND       POLICY
                       ACQUISITION       AND LOSS        UNEARNED   PREMIUM    INVESTMENT   SETTLEMENT     ACQUISITION
SEGMENT                   COSTS           EXPENSE        PREMIUMS   REVENUE      INCOME      EXPENSES         COSTS
-------                -----------   -----------------   --------   --------   ----------   ----------   ---------------
1998:
  Property &
    Similar..........    $2,048           $52,226        $17,602    $120,125    $30,038      $61,459         $16,968
1997:
  Property &
    Similar..........     2,593            27,590         26,462     112,486     29,858       14,708          13,487
1996:
  Property &
    Similar..........     2,354            28,483         21,898     113,642     28,833       32,732          11,849


                         OTHER
                       OPERATING   PREMIUMS
SEGMENT                EXPENSES    WRITTEN
-------                ---------   --------
1998:
  Property &
    Similar..........   $9,856     $111,265
1997:
  Property &
    Similar..........    7,272      117,050
1996:
  Property &
    Similar..........    6,656      111,569

                                                                     SCHEDULE IV

                                  REINSURANCE
               (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                                     CEDED TO     ASSUMED                     PERCENTAGE OF
                                                       OTHER     FROM OTHER                       AMOUNT
                                      GROSS AMOUNT   COMPANIES   COMPANIES    NET AMOUNT(1)   ASSUMED TO NET
                                      ------------   ---------   ----------   -------------   --------------
1998:
  Property & Similar................       $--          $--       $111,265      $111,265           100%
1997:
  Property & Similar................       --           --         117,050       117,050           100%
1996:
  Property & Similar................       --           --         111,569       111,569           100%

---------------
(1) Premiums Written

                               IPC HOLDINGS, LTD.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Pembroke, Bermuda, on the 22nd day of March, 1999.

                                          IPC HOLDINGS, LTD.

                                                  /s/ JOHN P. DOWLING
                                          --------------------------------------
                                          By: John P. Dowling
                                          President and Chief Executive Officer

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

                   SIGNATURE                                  TITLE                   DATE
                   ---------                                  -----                   ----

            /s/ JOSEPH C.H. JOHNSON               Chairman of the Board of       March 22, 1999
------------------------------------------------    Directors
              Joseph C.H. Johnson

              /s/ JOHN P. DOWLING                 President, Chief Executive     March 22, 1999
------------------------------------------------    Officer and Director
                John P. Dowling

               /s/ JOHN R. WEALE                  Vice President and Chief       March 22, 1999
------------------------------------------------    Financial Officer
                 John R. Weale

               /s/ RUSSELL FISHER                 Deputy Chairman of Board of    March 22, 1999
------------------------------------------------    Directors
                 Russell Fisher

             /s/ ANTHONY M. PILLING               Director                       March 22, 1999
------------------------------------------------
               Anthony M. Pilling

               /s/ CLARENCE JAMES                 Director                       March 22, 1999
------------------------------------------------
      Dr. The Honourable Clarence E. James

                /s/ FRANK MUTCH                   Director                       March 22, 1999
------------------------------------------------
                  Frank Mutch

              /s/ JOHN T. SCHMIDT                 Director                       March 22, 1999
------------------------------------------------
                John T. Schmidt

                                 EXHIBIT INDEX

EXHIBIT                                                                     METHOD
NUMBER                            DESCRIPTION                             OF FILING
-------                           -----------                             ---------
 3.1      Memorandum of Association of the Company....................               *
 3.2      Amended and Restated Bye-Laws of the Company................               *
 3.3      Form of Memorandum of Increase of Share Capital.............               *
 3.4      Form of Registration Rights Agreement.......................               *
 4.1      Form of Share Certificate...................................               *
10.1      Termination Agreement among the Company and its previous
          shareholders................................................               *
10.2      Form of Amended and Restated Option Agreement entered into
          between the Company and AIG.................................               *
10.3      IPC Holdings, Ltd. Stock Option Plan........................               *
10.4      IPCRe Defined Contribution Plan.............................               *
10.5      Amended and Restated Administrative Services Agreement among
          the Company, IPCRe and AICL.................................               *
10.6      Investment Management Agreement between IPCRe and AIGIC.....              **
10.7      Investment Sub-Advisory Agreement between AIGIC and AIGIC
          (Europe) (formerly known as Dempsey & Company International
          Limited)....................................................               *
10.8      Custodial Agreement between AIGTS and IPCRe.................               *
10.9      Retirement Agreement between IPCRe and James P. Bryce.......               *
10.10     Retirement Agreement between IPCRe and Peter J.A. Cozens....               *
10.11     IPC Holdings, Ltd. Deferred Compensation Plan...............               +
10.12     Credit Agreement between IPCRe Limited, the First National
          Bank of Chicago, and other Lenders named therein............               +
11.1      Statement regarding Computation of Per Share Earnings.......  Filed herewith
13.1      Portions of the Annual Report incorporated herein by
          reference...................................................  Filed herewith
21.1      Subsidiaries of the Registrant..............................  Filed herewith
23.1      Consent of Arthur Andersen & Co. ...........................  Filed herewith
27.1      Financial Data Schedule.....................................  Filed herewith

---------------
 * Incorporated by reference to the corresponding exhibit in the Company's Registration Statement on Form S-1 (No. 333-00088)

** Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1997 (File No. 0-27662)

 + Incorporated by reference to Exhibits 10.1 and 10.2 to the Company's Form
   10-Q for the quarter ended June 30, 1998 (File No. 0-27662)