Form 10-Q
period 1999-06-30
IPC HOLDINGS LTD
filed 1999-08-12
CIK 909815

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1999

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ..............TO ................

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes .x..No ........


The number of outstanding common shares par value U.S. $0.01 per share of IPC Holdings, Ltd., as of August 10, 1999, was 25,033,932.

                                 TOTAL PAGES 16
                        EXHIBIT INDEX LOCATED ON PAGE 14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

 (Expressed in thousands of United States dollars, except for per share amounts)


                                                                 As of            As of
                                                             June 30, 1999   December 31, 1998
                                                             -------------   -----------------
                                                              (unaudited)        (audited)
ASSETS:

Fixed maturity investments:
   Available for sale, at fair market value (Amortized
   cost 1999: $497,706; 1998: $478,806)                        $ 489,214         $ 484,863
Equity investments, available for sale (Cost 1999:
$77,345; 1998: $69,268)                                           80,810            94,152
Cash and cash equivalents                                         33,822            20,966
Reinsurance balances receivable (Related party 1999:
$6,966; 1998: $3,653)                                             52,695            20,747
Funds held by reinsured companies                                      0             2,434
Deferred premiums ceded                                            1,381                 0
Loss reserves recoverable                                          3,740                 0
Accrued investment income                                          9,765            14,752
Deferred acquisition costs                                         5,653             2,048
Prepaid expenses and other assets                                  4,102             3,129
                                                               ---------         ---------
    TOTAL ASSETS                                               $ 681,182         $ 643,091
                                                               =========         =========

LIABILITIES:

Reserve for losses and loss adjustment expenses                $  91,494         $  52,226
Unearned premiums                                                 48,873            17,602
Reinsurance balances payable (Related party 1999: $167;
1998: $0)                                                          1,669                 0
Deferred commissions                                                  89                 0
Accounts payable and accrued liabilities (Related party
1999: $1,396; 1998: $1,689)                                        6,860             7,311
                                                               ---------         ---------
    TOTAL LIABILITIES                                            148,985            77,139
                                                               ---------         ---------

SHAREHOLDERS' EQUITY:

Share capital (Common shares outstanding, par value
U.S.$0.01:1999: 25,033,932; 1998: 25,033,932 shares)                 250               250
Additional paid-in capital                                       299,833           299,833
Retained earnings                                                237,162           234,928
Accumulated other comprehensive income                            (5,048)           30,941
                                                               ---------         ---------
   TOTAL SHAREHOLDERS' EQUITY                                    532,197           565,952
                                                               ---------         ---------

                                                               ---------         ---------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 681,182         $ 643,091
                                                               =========         =========


           See accompanying Notes to Consolidated Financial Statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

 (Expressed in thousands of United States dollars, except for per share amounts)


                                                           Quarter ended June 30,           Six Months ended June 30,
                                                      ------------------------------     ------------------------------
                                                           1999              1998             1999              1998
                                                      ------------      ------------     ------------      ------------
REVENUES:                                              (Unaudited)       (Unaudited)      (Unaudited)       (Unaudited)
Gross premiums written                                $     18,384      $     18,398     $     83,699      $     90,571
Premiums ceded                                                (260)                0           (3,099)                0
                                                      ------------      ------------     ------------      ------------
Net written premiums                                        18,124            18,398           80,600            90,571
Change in unearned premium reserve                           8,808            12,866          (29,890)          (30,363)
                                                      ------------      ------------     ------------      ------------
Net premiums earned                                         26,932            31,264           50,710            60,208
Net investment income                                        7,651             7,450           15,064            14,712
Realized gains/(losses), net on investments                 23,633             1,084           30,178             3,688
                                                      ------------      ------------     ------------      ------------
   TOTAL REVENUES                                           58,216            39,798           95,952            78,608
                                                      ============      ============     ============      ============

EXPENSES:

Losses and loss adjustment expenses, net                    49,142            10,332           65,915            14,457
Acquisition costs, net                                       3,631             4,776            7,001             8,036
General and administrative expenses                          2,460             2,327            4,736             4,962
Exchange loss / (gain)                                          70               207              171               205
                                                      ------------      ------------     ------------      ------------
   TOTAL EXPENSES                                           55,303            17,642           77,823            27,660
                                                      ------------      ------------     ------------      ------------

                                                      ------------      ------------     ------------      ------------
NET INCOME                                            $      2,913      $     22,156     $     18,129      $     50,948
                                                      ============      ============     ============      ============


Basic net income per common share                     $       0.12      $       0.89     $       0.72      $       2.04
Diluted net income per common share                   $       0.11      $       0.83     $       0.70      $       1.91

Weighted average number of common share - basic         25,033,932        25,033,932       25,033,932        25,028,489
Weighted average number of common share - diluted       25,990,215        26,702,589       26,081,456        26,700,869


           See accompanying Notes to Consolidated Financial Statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                (Expressed in thousands of United States dollars)

                                                          Six months ended June 30,
                                                          --------------------------
                                                              1999           1998
                                                          -----------    -----------
                                                          (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                 $  18,129      $  50,948
Adjustments to reconcile net income to cash provided
    by operating activities:
    Amortization of investment premium, net                       38            503
    Realized (gains) losses, net on investments              (30,178)        (3,688)
    Changes in, net:
       Reinsurance balances receivable                       (31,948)       (27,574)
       Funds held by reinsured companies                       2,434         (2,409)
       Deferred premiums ceded                                (1,381)             0
       Loss reserves recoverable                              (3,740)             0
       Accrued investment income                               4,987          4,335
       Deferred acquisition costs                             (3,605)        (4,065)
       Prepaid expenses and other assets                        (973)          (781)
       Reserve for losses and loss adjustment expenses        39,268          3,224
       Unearned premiums                                      31,271         30,363
       Reinsurance balances payable                            1,669              0
       Deferred commissions                                       89              0
       Accounts payable and accrued liabilities                 (451)         2,700
                                                           ---------      ---------
                                                              25,609         53,556
                                                           ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of fixed maturity investments                      (195,566)      (155,809)
Proceeds from sale of fixed maturity investments             147,438        115,365
Proceeds from maturities of fixed maturity investments        29,500          7,000
Purchases of equity investments                              (79,141)        (1,146)
Proceeds from sale of equity investments                     100,912         15,773
                                                           ---------      ---------
                                                               3,143        (18,817)
                                                           ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Additional share capital                                           0            300
Cash dividends paid to shareholders                          (15,896)       (35,924)
                                                           ---------      ---------
                                                             (15,896)       (35,624)
                                                           ---------      ---------
Net increase (decrease) in cash and cash equivalents          12,856           (885)
Cash and cash equivalents, beginning of period                20,966          9,746
                                                           ---------      ---------
Cash and cash equivalents, end of period                   $  33,822      $   8,861
                                                           =========      =========


           See accompanying Notes to Consolidated Financial Statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                (Expressed in thousands of United States dollars)


                                                       Quarter ended June 30,      Six Months ended June 30,
                                                       ----------------------      -------------------------
                                                         1999          1998          1999             1998
                                                       --------      --------      --------         --------
Net income                                             $  2,913      $ 22,156      $ 18,129         $ 50,948
                                                       --------      --------      --------         --------
Other comprehensive income:
    Holding (losses ) gains, net on investments
  during period                                          (3,798)        2,904        (5,811)          15,150
    Reclassification adjustment for (gains) losses
  included in net income                                (23,633)       (1,084)      (30,178)          (3,688)
                                                       --------      --------      --------         --------
                                                        (27,431)        1,820       (35,989)          11,462
                                                       --------      --------      --------         --------
Comprehensive income                                   $(24,518)     $ 23,976      $(17,860)        $ 62,410
                                                       ========      ========      ========         ========


           See accompanying Notes to Consolidated Financial Statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Expressed in thousands of United States dollars, except for per share amounts)
                                   (unaudited)


1.  GENERAL:

    The consolidated interim financial statements presented herein have been prepared on the basis of United States generally accepted accounting principles ("GAAP") and include the accounts of IPC Holdings, Ltd. (the "Company"), and its wholly owned subsidiaries, IPCRe Limited ("IPCRe") and IPCRe Services Limited ("Services" and, together with the Company and IPCRe, "IPC") and IPCRe Europe Limited, which is a wholly-owned subsidiary of IPCRe. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and six month periods ended June 30, 1999 and 1998, respectively, the balance sheet at June 30, 1999 and the cash flows for the six month periods ended June 30, 1999 and 1998, respectively. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.  DIVIDENDS:

    On February 28, 1999, the Directors declared a quarterly dividend of $0.3175 per share, payable to shareholders of record on March 9, 1999. Such dividends were paid March 25, 1999.

    On April 27, 1999, the Directors declared a quarterly dividend of $0.3175 per share, payable to shareholders of record on June 8, 1999. Such dividends were paid on June 24, 1999.

    On July 27, 1999, the Directors declared a quarterly dividend of $0.3175 per share payable on September 24, 1999 to shareholders of record on September 8, 1999.

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

4.  ACCOUNTING FOR DERIVATIVES:

    The Financial Accounting Standards Board has also recently issued Statement of Financial Accounting Standard No. 137 ("SFAS 137"), which is an amendment to Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), deferring the effective date thereof to periods beginning after June 15, 2000. Management does not expect the impact of the adoption of SFAS 137/133 on the Company's financial position or results to be material.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       RESULTS OF OPERATIONS, QUARTERS ENDED JUNE 30, 1999 AND 1998

    In the quarters ended June 30, 1999 and 1998, IPCRe wrote premiums of $18.4 million and $18.4 million, respectively. Written premiums were impacted by rate reductions in the period, generally in the range of 10% but as high as 15 to 20% in some cases, and the non-renewal of some contracts by IPCRe, where the rates and/or terms were considered unsatisfactory. In addition, IPCRe has not renewed, or declined to write, multi-year treaties from April 1, 1999 onwards, unless the proposed rates are significantly higher than current levels. The reductions in written premiums resulting from the above, which totaled approximately $4.8 million, were partially offset by increased signings and additional business from existing clients, and selectively written business for new clients, which totaled approximately $0.7 million. Premiums were also boosted by reinstatement premiums of $4.1 million from increased claim activity. Net premiums written were also impacted by further cessions to IPCRe's proportional reinsurance facility, which had the effect of reducing premiums by a further $0.3 million. Net premiums earned in the three months ended June 30, 1999 were $26.9 million, compared to $31.3 million in the same period in 1998, a decrease of 13.9%. Earned premiums are reduced because less premiums were written in the latter half of 1998, which are being earned in 1999, than in the corresponding period in 1997. This has been partially offset by the impact of reinstatement premiums, which are fully earned when written.

    Net investment income was $7.7 million in the quarter ended June 30, 1999, compared to $7.5 million for the quarter ended June 30, 1998, an increase of 2.7%. The increase arises from the average amount of invested assets being 9.2% higher, offset by decreases in short term interest rates.

    There was a net realized gain from the sale of investments in the quarter ended June 30, 1999 of $23.6 million, compared to $1.1 million in the second quarter of 1998. Net realized gains and losses fluctuate from period to period, depending on the individual securities sold, as recommended by IPCRe's investment advisor. All of the securities in IPCRe's equity portfolio were sold and subsequently repurchased in May, realizing the gains which had accumulated since the original purchases.

    In the three months ended June 30, 1999, incurred losses were $49.1 million, compared to $10.3 million in the corresponding period of 1998. Claim activity in the three months ended June 30, 1999 included a hailstorm in Sydney, Australia which was the cause of the largest insured loss in Australian history, and the tornadoes which struck Oklahoma, Tennessee and Texas in early May. These two events accounted for approximately $45 million of incurred losses in the second quarter of 1999. IPC's loss and loss expense ratio (the ratio of losses and loss adjustment expenses to premiums earned) was 182.5% in the second quarter of 1999, compared to 33.1% in the corresponding period in 1998.

    Acquisition costs incurred, which consist primarily of commissions and brokerage fees paid to intermediaries for the production of business, were $3.6 million for the quarter ended June 30, 1999, compared to $4.8 million in the same period of 1998, a decrease of 24.0%. The reduction is due primarily to the decrease in earned premiums, as well as the impact of increased claim activity on no-claims bonuses and profit commissions accrued. General and administrative expenses were $2.5 million in the quarter ended June 30, 1999, compared to the $2.3 million incurred in the corresponding period in 1998. The increase is due primarily to the fees for IPCRe's $300 million standby credit facility, which became effective July 1, 1998. IPC's expense ratio (the ratio of acquisition costs plus general and administrative expenses to premiums earned) was 22.6% for the quarter ended June 30, 1999 compared to 22.7% for the corresponding period in 1998.

    The following table summarizes the loss and loss expense ratio, expense ratio and combined ratio (sum of loss and loss expense ratio, plus expense ratio) for the quarters ended June 30, 1999 and 1998, respectively:

                                                           Quarter ended June 30,
                                                           ----------------------
                                                            1999             1998
                                                           -----             ----
Loss & loss expense ratio                                  182.5%            33.1%
Expense ratio                                               22.6%            22.7%
Combined ratio                                             205.1%            55.8%

    Net income for the quarter ended June 30, 1999 was $2.9 million, compared to $22.2 million for the corresponding period in 1998, a decrease of 86.9%. Excluding the effects of net realized gains and losses arising from the sale of investments, the net operating loss for the second quarter of 1999 was $(20.7) million, compared to net operating income of $21.1 million for the second quarter of 1998, a decrease of 198.3%. The decrease is a result of the significant increases in claims, as discussed above.

       RESULTS OF OPERATIONS, SIX MONTHS ENDED JUNE 30, 1999 AND 1998

    In the six months ended June 30, 1999 and 1998, IPCRe wrote premiums of $83.7 million and $90.6 million, respectively, a decrease of 7.6%. Written premiums were impacted by the following: rate reductions in the period, generally in the range of 10% but as high as 15 to 20% in some cases; program restructuring where ceding companies have consolidated; and the non-renewal of some contracts by IPCRe, where the rates and/or terms were considered unsatisfactory. In addition, IPCRe has not renewed, or declined to write, multi-year treaties from April 1, 1999 onwards, unless the proposed rates are significantly higher than current levels. The reductions in written premiums resulting from the above, which totaled approximately $16.8 million, were partially offset by increased signings and additional business from existing clients, and selectively written business for new clients, which totaled approximately $4.7 million. Premiums were also boosted by reinstatement premiums of $5.5 million from increased claim activity. Net premiums written were also impacted by IPCRe's cession to its proportional reinsurance facility, which had the effect of reducing written premium by a further $3.1 million. Net premiums earned in the six months ended June 30, 1999 were $50.7 million, compared to $60.2 million in the same period in 1998, a decrease of 15.8%. This reduction is primarily due to the decrease in net premiums written, in the current year, as well as in the latter half of 1998.

    Net investment income was $15.1 million in the six months ended June 30, 1999, compared to $14.7 million for the six months ended June 30, 1998, an increase of 2.4%. The increase arises from the average amount of invested assets being 8.4% higher, offset by decreases in short term interest rates.

    There was a net realized gain from the sale of investments in the six months ended June 30, 1999 of $30.2 million, compared to $ 3.7 million in the corresponding period of 1998. Net realized gains and losses fluctuate from period to period, depending on the individual securities sold, as recommended by IPCRe's investment advisor. Portfolio restructuring in the first quarter of 1999, followed by the sale and subsequent repurchase of all of the securities in IPCRe's equity portfolio during the second quarter, resulted in the realization of significant gains which had accumulated since the original purchases.

    In the six months ended June 30, 1999, incurred losses were $65.9 million, compared to $14.5 million in the corresponding period of 1998. Claim activity in the six months ended June 30, 1999 included the Rouge Industries steel mill explosion in Michigan, losses from crop hail damage during 1998, storms which took place in Australia and Ireland in late December 1998, the hailstorm in Sydney, Australia, and the tornadoes which struck Oklahoma, Tennessee and Texas in May of this year, as well as some development from Hurricanes Georges and Mitch and Typhoon Vicki. IPC's loss and loss expense ratio was 130.0% in the first six months of 1999 compared to 24.0% in the corresponding period of 1998.

    Acquisition costs incurred were $7.0 million for the six months ended June 30, 1999, compared to $8.0 million in the same period of 1998. The reduction is reflective of the decrease in net earned premiums. General and administrative expenses were $4.7 million in the six months ended June 30, 1999, compared to the $5.0 million incurred in the corresponding period in 1998. The decrease is primarily due to a reduction in fees based on earned premiums, which are paid under the administrative services agreement, a decrease in the accrual of certain deferred benefits for executives, and reduced insurance costs and professional fees, partially offset by fees paid in respect of IPCRe's $300 million standby credit facility. IPC's expense ratio was 23.1% for the six months ended June 30, 1999 compared to 21.6% for the corresponding period in 1998.

    The following table summarizes the loss and loss expense ratio, expense ratio and combined ratio for the six months ended June 30, 1999 and 1998, respectively:

                                                          Six months ended June 30,
                                                          -------------------------
                                                            1999             1998
                                                           -----             ----
Loss & loss expense ratio                                  130.0%            24.0%
Expense ratio                                               23.1%            21.6%
Combined ratio                                             153.1%            45.6%

    Net income for the six months ended June 30, 1999 was $18.1 million, compared to $50.9 million for the corresponding period in 1998, a decrease of 64.4%. Excluding the effects of net realized gains and losses arising from the sale of investments, the net operating loss for the first six months of 1999 was $(12.0) million, compared to net operating income of $47.3 million for the corresponding period of 1998, a decrease of 125.5%. The decrease is a result of the significant increase in claims, as discussed above.

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

    Cash flows from operating activities in the six months ended June 30, 1999 were $25.6 million compared to $53.6 million in the corresponding period in 1998, which represents a decrease of 52.2%. The decrease arises primarily from the reduction in operating income, as noted above.

    Net cash flows derived from investing activities in the first six months of 1999 were $3.1 million. In addition, a total of $15.9 million were paid to shareholders in dividends on March 26, 1999 and June 25, 1999, respectively. Cash and cash equivalents increased by $12.9 million in the six months, resulting in a balance of $33.8 million at June 30, 1999. At June 30, 1999, 52.0% of IPC's fixed maturity portfolio (based on market value) was held in cash, United States Treasury notes and in securities rated AAA, and 34.7% was held in securities rated AA. The average modified duration of IPC's fixed maturity portfolio was 2.7 years. IPC's portfolio does not contain any investments in real estate or mortgage loans. Management believes that IPCRe's $300 million revolving credit facility, and the relatively high quality of its investment portfolio, provides sufficient liquidity to meet IPC's cash demands.

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

         Other Third Parties

         As of June 30, 1999, IPC has contacted other third parties, such as brokers and depository institutions, with whom IPC currently has a relationship which, in IPC's judgement, involves material Y2K compliance concerns, in order to establish their degree of compliance and/or their plans to become compliant prior to December 31, 1999. Among other things, IPC's brokers collect, and maintain records of, premiums and claims and, as such, make payments into IPC's depository institutions. Responses to IPC's requests for compliance status indicate that, where this is not yet the case, such third parties are planning to achieve Y2K compliance prior to December 31, 1999. IPC continues to periodically request updates of compliance status from third parties. In the event that such third parties are unable to achieve compliance, IPC has developed contingency plans, which are designed to mitigate the effects of failure of such third party systems on IPC's business operations, by the creation of hard-copy records and backed-up PC records. There can be no assurance that the systems of such third parties will be timely converted, that IPC's contingency plans will prove to be adequate or that failure of such systems in any event would not have a material adverse effect on IPC's results of operations or financial condition.

         Costs

         The costs incurred by IPC up to June 30, 1999 in effecting Y2K compliance of its own systems are nominal and it is not anticipated that the future costs of IPC's Year 2000 evaluation, compliance implementation and contingency planning will be material. In addition, AICL is responsible for the cost of compliance of the administrative services it supplies to IPC. Therefore, assuming compliance has been achieved as aforesaid, it is not anticipated that the total costs incurred in relation to the Y2K issue will have a material adverse effect on IPC's results of operations.

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

         IPCRe is principally an excess of loss property catastrophe reinsurer. Currently, IPCRe's reinsurance policies do not specifically include Y2K as a covered event and IPCRe currently does not intend to provide specific coverage for losses arising from Y2K events. However, in the future, it is possible that market forces could oblige IPCRe to provide such coverage, or that certain of IPCRe's policies could be held to cover such losses. IPC carefully monitors the terms of policy renewals with respect to the extent that they oblige IPC to provide such coverage and, with respect to renewals on or after January 1, 1999, declined certain business. Regardless of IPCRe's intent not to provide specific coverage for losses arising from Y2K events and IPCRe's actions to avoid obligations to provide such coverage, if IPCRe is obliged to provide such coverage or its policies are held to cover such losses, there can be no assurance that such losses would not have a material adverse effect on IPCRe's future results of operations or financial condition, commencing in the year 2000.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

    IPCRe commissioned an independent Value at Risk analysis, to estimate the maximum potential loss of fair value for each segment of market risk, as of December 31, 1998. There have been no material changes to the composition of IPCRe's investment portfolio during the six months to June 30, 1999. The equity element of the total portfolio was reduced from approximately 15% to 12% in February, 1999, and the proceeds were used to purchase money-market instruments. In addition, there were no material changes to interest rates or foreign exchange rates in the six months. In addition, to reduce the potential impact of exchange rate movements between the U.S. dollar and Australian dollar, on the liabilities arising out of the Sydney hailstorm, IPCRe has purchased U.S.$20 million of Australian dollars in May and June of 1999. At June 30, 1999 IPCRe held U.S.$13.8 million in Australian dollar time deposits.

    Accordingly, management does not believe that there has been any material change to the amount of market risk to which the Company is exposed, in the period from January 1 to June 30, 1999.

    NOTE ON FORWARD-LOOKING STATEMENTS

    This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to Year 2000 issues, including policy coverage issues and the effect of the future adoption of accounting standards. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this report should not be considered as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Numerous factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including unanticipated consequences of the Millennium bug with respect to IPC or third parties.

PART II-OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS

             NONE

    ITEM 2.  CHANGES IN SECURITIES

             NONE

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

             NONE

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

             On June 18, 1999, the Annual General Meeting of Shareholders of the Company was held. At the meeting, shareholders were asked to vote upon resolutions set forth below. The following tabulation indicates the number of shares present in person or by proxy at such meeting and the number of such shares for or against, or withheld, or abstaining, with respect to each resolution, after giving effect to the voting limitations contained in the Company's Bye-Laws:

             i). electing the following persons as directors of the Company to serve until the 2000 Annual General Meeting -

                                                                FOR               AGAINST      WITHHELD
                                                                ---               -------      --------
                 Joseph C.H. Johnson                              15,818,701         -          25,978
                 Russell S. Fisher                                15,818,701         -          25,978
                 John P. Dowling                                  15,818,701         -          25,978
                 Anthony M. Pilling                               15,818,701         -          25,978
                 Dr. the Honourable Clarence James                15,818,701         -          25,978
                 Frank Mutch                                      15,818,235         -          25,978
                 John T. Schmidt                                  15,818,701         -          25,978

             ii). approving the proposal to compensate members of the Executive Committee of the Board of Directors for their service -

                      FOR                AGAINST       WITHHELD
                      ---                -------       --------

                    14,965,562           131,230         747,821

             iii). approving an amendment to the IPC Holdings, Ltd. Stock Option Plan to increase the number of Common Shares subject thereto and to extend the expiration date of the plan -

                      FOR                AGAINST       WITHHELD
                      ---                -------       --------

                    11,608,711         3,546,711         223,761


             iv). appointing Arthur Andersen & Co. as auditors of the Company for its fiscal year ending December 31, 1999

                      FOR                AGAINST       WITHHELD
                      ---                -------       --------

                    15,107,918          9,932             726,763

             All resolutions were passed by show of hands. No other business of substance was transacted.


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



                                      IPC HOLDINGS, LTD.
                                         (REGISTRANT)




       DATE  AUGUST 10, 1999          /s/ John P. Dowling
             ---------------          ------------------------------------------
                                      JOHN P. DOWLING
                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER




       DATE  AUGUST 10, 1999          /s/ John R. Weale
             ---------------          ------------------------------------------
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

                 *Filed herewith