Form 10-Q
period 1999-09-30
IPC HOLDINGS LTD
filed 1999-11-10
CIK 909815

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1999

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


The number of outstanding common shares par value U.S. $0.01 per share of IPC Holdings, Ltd., as of November 10, 1999, was 25,033,932.

                                 TOTAL PAGES 30
                        EXHIBIT INDEX LOCATED ON PAGE 14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

 (Expressed in thousands of United States dollars, except for per share amounts)


                                                                          As of                       As of
                                                                   September 30, 1999           December 31, 1998
                                                                   ------------------           -----------------
                                                                       (unaudited)                  (audited)
ASSETS:

Fixed maturity investments:
   Available for sale, at fair market value (Amortized
   cost 1999: $510,210; 1998: $478,806)                                 $ 500,617                  $ 484,863
Equity investments, available for sale (Cost 1999:
$70,474; 1998: $69,268)                                                    68,732                     94,152
Cash and cash equivalents                                                  27,560                     20,966
Reinsurance balances receivable (Related party 1999:
$4,325; 1998: $3,653)                                                      36,925                     20,747
Funds held by reinsured companies                                               0                      2,434
Deferred premiums ceded                                                     1,059                          0
Loss reserves recoverable (Related party 1999: $432;
1998: $0)                                                                   4,321                          0
Accrued investment income                                                  12,205                     14,752
Deferred acquisition costs                                                  4,219                      2,048
Prepaid expenses and other assets                                           3,920                      3,129
                                                                        ---------                  ---------
    TOTAL ASSETS                                                        $ 659,558                  $ 643,091
                                                                        =========                  =========

LIABILITIES:

Reserve for losses and loss adjustment expenses                         $  89,046                  $  52,226
Unearned premiums                                                          35,486                     17,602
Reinsurance balances payable (Related party 1999: $212;
1998: $0)                                                                   2,119                          0
Deferred commissions                                                           90                          0
Accounts payable and accrued liabilities (Related party
1999: $900; 1998: $1,689)                                                   7,059                      7,311
                                                                        ---------                  ---------
    TOTAL LIABILITIES                                                     133,800                     77,139
                                                                        ---------                  ---------

SHAREHOLDERS' EQUITY:

Share capital (Common shares outstanding, par value
U.S.$0.01:1999: 25,033,932; 1998: 25,033,932 shares)                          250                        250
Additional paid-in capital                                                299,833                    299,833
Retained earnings                                                         237,010                    234,928
Accumulated other comprehensive income                                    (11,335)                    30,941
                                                                        ---------                  ---------
   TOTAL SHAREHOLDERS' EQUITY                                             525,758                    565,952
                                                                        ---------                  ---------

                                                                        ---------                  ---------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 659,558                  $ 643,091
                                                                        =========                  =========

           See accompanying Notes to Consolidated Financial Statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

 (Expressed in thousands of United States dollars, except for per share amounts)


                                                           Quarter ended September 30,           Nine Months ended September 30,
                                                           ---------------------------           -------------------------------
                                                              1999            1998                   1999               1998
                                                           ------------   ------------           ------------       ------------
REVENUES:                                                  (Unaudited)    (Unaudited)             (Unaudited)        (Unaudited)

Gross premiums written                                     $      8,750   $     15,671           $     92,449       $    106,242
Premiums ceded                                                     (516)             0                 (3,615)                 0
                                                           ------------   ------------           ------------       ------------
Net written premiums                                              8,234         15,671                 88,834            106,242
Change in unearned premium reserve                               13,065         13,756                (16,825)           (16,607)
                                                           ------------   ------------           ------------       ------------
Net premiums earned                                              21,299         29,427                 72,009             89,635
Net investment income                                             7,511          7,726                 22,575             22,438
Realized gains/(losses), net on investments                         286            342                 30,464              4,030
                                                           ------------   ------------           ------------       ------------
   TOTAL REVENUES                                                29,096         37,495                125,048            116,103
                                                           ============   ============           ============       ============

EXPENSES:

Losses and loss adjustment expenses, net                         16,109         18,922                 82,024             33,379
Acquisition costs, net                                            3,199          4,212                 10,200             12,248
General and administrative expenses                               2,191          2,960                  6,927              7,922
Exchange loss / (gain)                                             (200)           340                    (29)               545
                                                           ------------   ------------           ------------       ------------
   TOTAL EXPENSES                                                21,299         26,434                 99,122             54,094
                                                           ------------   ------------           ------------       ------------

                                                           ------------   ------------           ------------       ------------
NET INCOME                                                 $      7,797   $     11,061           $     25,926       $     62,009
                                                           ============   ============           ============       ============


Basic net income per common share                          $       0.31   $       0.44           $       1.04       $       2.48
Diluted net income per common share                        $       0.30   $       0.42           $       0.99       $       2.33

Weighted average number of common share - basic              25,033,932     25,033,932             25,033,932         25,030,303
Weighted average number of common share - diluted            26,051,096     26,474,892             26,071,336         26,625,544


           See accompanying Notes to Consolidated Financial Statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                (Expressed in thousands of United States dollars)

                                                                Nine months ended September 30,
                                                                -------------------------------
                                                                   1999                1998
                                                                ---------           ---------
                                                                (unaudited)         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                      $  25,926           $  62,009
Adjustments to reconcile net income to cash provided
    by operating activities:
    Amortization of investment premium, net                            25                 663
    Realized (gains) losses, net on investments                   (30,464)             (4,030)
    Changes in, net:
       Reinsurance balances receivable                            (16,178)             (8,198)
       Funds held by reinsured companies                            2,434              (2,410)
       Deferred premiums ceded                                     (1,059)                  0
       Loss reserves recoverable                                   (4,321)                  0
       Accrued investment income                                    2,547                 602
       Deferred acquisition costs                                  (2,171)             (2,459)
       Prepaid expenses and other assets                             (791)             (1,007)
       Reserve for losses and loss adjustment expenses             36,820              15,628
       Unearned premiums                                           17,884              16,607
       Reinsurance balances payable                                 2,119                   0
       Deferred commissions                                            90                   0
       Accounts payable and accrued liabilities                      (252)              3,540
                                                                ---------           ---------
                                                                   32,609              80,945
                                                                ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of fixed maturity investments                           (267,208)           (227,041)
Proceeds from sale of fixed maturity investments                  191,000             170,417
Proceeds from maturities of fixed maturity investments             45,050               8,000
Purchases of equity investments                                   (80,754)             (2,204)
Proceeds from sale of equity investments                          109,741              16,621
                                                                ---------           ---------
                                                                   (2,171)            (34,207)
                                                                ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Additional share capital                                                0                 300
Cash dividends paid to shareholders                               (23,844)            (43,872)
                                                                ---------           ---------
                                                                  (23,844)            (43,572)
                                                                ---------           ---------
Net increase (decrease) in cash and cash equivalents                6,594               3,166
Cash and cash equivalents, beginning of period                     20,966               9,746
                                                                ---------           ---------
Cash and cash equivalents, end of period                        $  27,560           $  12,912
                                                                =========           =========


           See accompanying Notes to Consolidated Financial Statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                (Expressed in thousands of United States dollars)


                                                         Quarter ended September 30,         Nine Months ended September 30,
                                                         ---------------------------         -------------------------------
                                                           1999               1998               1999               1998
                                                         --------           --------           --------           --------
Net income                                               $  7,797           $ 11,061           $ 25,926           $ 62,009
                                                         --------           --------           --------           --------
Other comprehensive income:
    Holding (losses ) gains, net on investments
    during period                                          (6,001)             1,488            (11,812)            16,638
    Reclassification adjustment for (gains)
    losses included in net income                            (286)              (342)           (30,464)            (4,030)
                                                         --------           --------           --------           --------
                                                           (6,287)             1,146            (42,276)            12,608
                                                         --------           --------           --------           --------
Comprehensive income                                     $  1,510           $ 12,207           $(16,350)          $ 74,617
                                                         ========           ========           ========           ========


           See accompanying Notes to Consolidated Financial Statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Expressed in thousands of United States dollars, except for per share amounts)
                                   (unaudited)


1.  GENERAL:

    The consolidated interim financial statements presented herein have been prepared on the basis of United States generally accepted accounting principles ("GAAP") and include the accounts of IPC Holdings, Ltd. (the "Company"), and its wholly owned subsidiaries, IPCRe Limited ("IPCRe") and IPCRe Services Limited ("Services" and, together with the Company and IPCRe, "IPC") and IPCRe Europe Limited, which is a wholly-owned subsidiary of IPCRe. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and nine month periods ended September 30, 1999 and 1998, respectively, the balance sheet at September 30, 1999 and the cash flows for the nine month periods ended September 30, 1999 and 1998, respectively. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.  DIVIDENDS:

    On February 28, 1999, the Directors declared a quarterly dividend of $0.3175 per share, payable to shareholders of record on March 9, 1999. Such dividends were paid March 25, 1999.

    On April 27, 1999, the Directors declared a quarterly dividend of $0.3175 per share, payable to shareholders of record on June 8, 1999. Such dividends were paid on June 24, 1999.

    On July 27, 1999, the Directors declared a quarterly dividend of $0.3175 per share payable to shareholders of record on September 7, 1999. Such dividends were paid on September 23, 1999.

    On October 25, 1999, the Directors declared a quarterly dividend of $0.16 per share payable on December 16, 1999, to shareholders of record on November 30, 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       RESULTS OF OPERATIONS, QUARTERS ENDED SEPTEMBER 30, 1999 AND 1998

    In the quarters ended September 30, 1999 and 1998, IPCRe wrote premiums of $8.8 million and $15.7 million, respectively. Written premiums were impacted by rate reductions in the period, generally in the range of 5-10% but as high as 15 to 20% in some cases, and the non-renewal of some contracts by IPCRe, where the rates and/or terms were considered unsatisfactory. In addition, IPCRe has not renewed, or has declined to write, multi-year treaties from April 1, 1999 onwards, unless the proposed rates are significantly higher than current levels. The reductions in written premiums resulting from the above, which totaled approximately $7.0 million, were partially offset by increased signings and additional business from existing clients, and selectively written business for new clients, which totaled approximately $0.4 million. Written premiums also included reinstatement premiums of $1.0 million in the third quarter of 1999, which was $0.5 million less than the third quarter of 1998. Net premiums written were also impacted by further cessions to IPCRe's proportional reinsurance facility, which had the effect of reducing written premiums by a further $0.5 million. Net premiums earned in the three months ended September 30, 1999 were $21.3 million, compared to $29.4 million in the same period in 1998, a decrease of 27.6%. Earned premiums are lower primarily because of the reduction in net written premiums.

    Net investment income was $7.5 million in the quarter ended September 30, 1999, compared to $7.7 million for the quarter ended September 30, 1998, a decrease of 2.8%. The decrease arises from decreases in the net yield of the portfolio, offset in part by the average amount of invested assets being 3.2% higher.

    There was a net realized gain from the sale of investments in the quarter ended September 30, 1999 of $0.3 million, compared to $0.3 million in the third quarter of 1998. Net realized gains and losses fluctuate from period to period, depending on the individual securities sold, as recommended by IPCRe's investment advisor.

    In the three months ended September 30, 1999, incurred losses were $16.1 million, compared to $18.9 million in the corresponding quarter of 1998. Claim activity in the three months ended September 30, 1999 included Hurricane Floyd, which caused severe flooding and other damage to north and mid-Atlantic coastal states in September of this year, Cat.#90 which was a hail and wind storm which affected Nebraska in June, 1999, the earthquake in Turkey, Cyclone Davina, and Typhoon Bart, which struck Japan in late September 1999. IPC's loss and loss expense ratio (the ratio of losses and loss adjustment expenses to premiums earned) was 75.6% in the third quarter of 1999, compared to 64.3% in the corresponding period in 1998.

    Acquisition costs incurred, which consist primarily of commissions and brokerage fees paid to intermediaries for the production of business, were $3.2 million for the quarter ended September 30, 1999, compared to $4.2 million in the same period of 1998, a decrease of 24.1%. The reduction is due primarily to the decrease in earned premiums. General and administrative expenses were $2.2 million in the quarter ended September 30, 1999, compared to the $3.0 million incurred in the corresponding period in 1998. The decrease is due primarily to the initial fees for IPCRe's $300 million standby credit facility, which became effective July 1, 1998. Such fees were paid shortly thereafter. In addition, fees paid under an administrative services agreement are based on earned premiums, and have declined in 1999 accordingly. IPC's expense ratio (the ratio of acquisition costs plus general and administrative expenses to premiums earned) was 25.3% for the quarter ended September 30, 1999 compared to 24.4% for the corresponding period in 1998.

    The following table summarizes the loss and loss expense ratio, expense ratio and combined ratio (sum of loss and loss expense ratio, plus expense ratio) for the quarters ended September 30, 1999 and 1998, respectively:

                                               Quarter ended September 30,
                                               ---------------------------
                                                1999                 1998
                                               ------               ------
    Loss & loss expense ratio                   75.6%                64.3%
    Expense ratio                               25.3%                24.4%
    Combined ratio                             100.9%                88.7%

    Net income for the quarter ended September 30, 1999 was $7.8 million, compared to $11.1 million for the corresponding period in 1998, a decrease of 29.5%. Excluding the effects of net realized gains and losses arising from the sale of investments, net operating income for the third quarter of 1999 was $7.5 million, compared to $10.7 million for the third quarter of 1998, a decrease of 29.9%. The decrease is primarily the result of the reduction in earned premium, as discussed above.

       RESULTS OF OPERATIONS, NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

    In the nine months ended September 30, 1999 and 1998, IPCRe wrote premiums of $92.4 million and $106.2 million, respectively, a decrease of 13.0%. Written premiums were impacted by the following: rate reductions in the period, generally in the range of 10% but as high as 15 to 20% in some cases; program restructuring where ceding companies have consolidated; and the non-renewal of some contracts by IPCRe, where the rates and/or terms were considered unsatisfactory. In addition, IPCRe has not renewed, or has declined to write, multi-year treaties from April 1, 1999 onwards, unless the proposed rates are significantly higher than current levels. The reductions in written premiums resulting from the above, which totaled approximately $22.8 million, were partially offset by increased signings and additional business from existing clients, and selectively written business for new clients, which totaled approximately $5.1 million. Premiums were also boosted by reinstatement premiums of $6.5 million from increased claim activity, compared to $3.1 million for the nine months ended September 30, 1998. Net premiums written were also impacted by IPCRe's cessions to its proportional reinsurance facility, which had the effect of reducing written premiums by a further $3.6 million. Net premiums earned in the nine months ended September 30, 1999 were $72.0 million, compared to $89.6 million in the same period in 1998, a decrease of 19.7%. This reduction is primarily due to the decrease in net premiums written, in the current year, as well as in the latter half of 1998.

    Net investment income was $22.6 million in the nine months ended September 30, 1999, compared to $22.4 million for the nine months ended September 30, 1998, an increase of 0.6%. The increase arises from the average amount of invested assets being 5.8% higher, offset by decreases in short term interest rates.

    There were net realized gains from the sales of investments in the nine months ended September 30, 1999 of $30.5 million, compared to $4.0 million in the corresponding period of 1998. Net realized gains and losses fluctuate from period to period, depending on the individual securities sold, as recommended by IPCRe's investment advisor. Portfolio restructuring in the first quarter of 1999, followed by the sale and subsequent repurchase of all of the securities in IPCRe's equity portfolio during the second quarter, resulted in the realization of significant gains which had accumulated since the original purchases.

    In the nine months ended September 30, 1999, incurred losses were $82.0 million, compared to $33.4 million in the corresponding period of 1998. Claim activity in the nine months ended September 30, 1999 included the Rouge Industries steel mill explosion in Michigan, losses from crop hail damage during 1998, storms which took place in Australia and Ireland in late December 1998, the hailstorm in Sydney, Australia, tornadoes which struck Oklahoma, Tennessee and Texas in May of this year, Hurricane Floyd, the earthquake which struck Turkey, as well as some development from Cat.# 51 (the May 1998 hailstorm which struck Minnesota), Hurricanes Georges and Mitch, Typhoon Vicki and the cyclone which struck India. IPC's loss and loss expense ratio was 113.9% in the first nine months of 1999 compared to 37.2% in the corresponding period of 1998.

    Acquisition costs incurred were $10.2 million for the nine months ended September 30, 1999, compared to $12.2 million in the same period of 1998. The reduction is reflective of the decrease in net earned premiums. General and administrative expenses were $6.9 million in the nine months ended September 30, 1999, compared to the $7.9 million incurred in the corresponding period in 1998. The decrease is primarily due to a reduction in fees based on earned premiums, which are paid under the administrative services agreement, a decrease in the accrual of certain deferred benefits for executives, and reduced insurance costs and professional fees. IPC's expense ratio was 23.8% for the nine months ended September 30, 1999 compared to 22.5% for the corresponding period in 1998.

    The following table summarizes the loss and loss expense ratio, expense ratio and combined ratio for the nine months ended September 30, 1999 and 1998, respectively:

                                             Nine months ended September 30,
                                             -------------------------------
                                              1999                     1998
                                             ------                   ------
    Loss & loss expense ratio                113.9%                    37.2%
    Expense ratio                             23.8%                    22.5%
    Combined ratio                           137.7%                    59.7%

    Net income for the nine months ended September 30, 1999 was $25.9 million, compared to $62.0 million for the corresponding period in 1998, a decrease of 58.2%. Excluding the effects of net realized gains and losses arising from the sale of investments, the net operating loss for the first nine months of 1999 was $(4.5) million, compared to net operating income of $58.0 million for the corresponding period of 1998, a decrease of 107.8%. The decrease is a result of the significant increase in claims, and reductions in net earned premiums, as discussed above.

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

    Cash flows from operating activities in the nine months ended September 30, 1999 were $32.6 million compared to $80.9 million in the corresponding period in 1998, which represents a decrease of 59.7%. The decrease arises primarily from the reduction in operating income, as noted above.

    Net cash outflows from investing activities in the first nine months of 1999 were $(2.2) million. In addition, a total of $23.8 million were paid to shareholders in dividends on March 25, June 24 and September 23, 1999, respectively. Cash and cash equivalents increased by $6.6 million in the nine months, resulting in a balance of $27.6 million at September 30, 1999. At September 30, 1999, 51.9% of IPC's fixed maturity portfolio (based on market value) was held in cash, United States Treasury notes and in securities rated AAA, and 34.4% was held in securities rated AA. The average modified duration of IPC's fixed maturity portfolio was 2.2 years. IPC's portfolio does not contain any investments in real estate or mortgage loans. Management believes that IPCRe's $300 million revolving credit facility, and the relatively high quality of its investment portfolio, provides sufficient liquidity to meet IPC's cash demands.

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

         Administrative Services

         IPC's day-to-day administrative services, including the provision of non-information technology, are performed by American International Company, Limited ("AICL"), a wholly-owned subsidiary of AIG, pursuant to an administrative services agreement (the "Administrative Services Agreement"). Services and facilities provided pursuant to the Administrative Services Agreement include legal and accounting services, office space in Bermuda, the use of office equipment, electronic data services and other services required by IPC in the ordinary course of business. IPC and AICL have worked jointly to ensure compliance of systems used in the processing of IPC's business and this work was completed by September 30, 1998.

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

         Other Third Parties

         As of September 30, 1999, IPC has contacted other third parties, such as brokers and depository institutions, with whom IPC currently has a relationship which, in IPC's judgement, involves material Y2K compliance concerns, in order to establish their degree of compliance and/or their plans to become compliant prior to December 31, 1999. Among other things, IPC's brokers collect, and maintain records of, premiums and claims and, as such, make payments into IPC's depository institutions. Responses to IPC's requests for compliance status indicate that, where this is not yet the case, such third parties are planning to achieve Y2K compliance prior to December 31, 1999. IPC continues to periodically request updates of compliance status from third parties. In the event that such third parties are unable to achieve compliance, IPC has developed contingency plans, which are designed to mitigate the effects of failure of such third party systems on IPC's business operations, by the creation of hard-copy records and backed-up PC records. There can be no assurance that the systems of such third parties will be timely converted, that IPC's contingency plans will prove to be adequate or that failure of such systems in any event would not have a material adverse effect on IPC's results of operations or financial condition.

         Costs

         The costs incurred by IPC up to September 30, 1999 in effecting Y2K compliance of its own systems are nominal and it is not anticipated that the future costs of IPC's Year 2000 evaluation, compliance implementation and contingency planning will be material. In addition, AICL is responsible for the cost of compliance of the administrative services it supplies to IPC. Therefore, assuming compliance has been achieved as aforesaid, it is not anticipated that the total costs incurred in relation to the Y2K issue will have a material adverse effect on IPC's results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    IPCRe commissioned an independent Value at Risk analysis, to estimate the maximum potential loss of fair value for each segment of market risk, as of December 31, 1998. There have been no material changes to the composition of IPCRe's investment portfolio during the nine months to September 30, 1999. The equity element of the total portfolio was reduced from approximately 15% to 12% in February, 1999, and the proceeds were used to purchase money-market instruments. In addition, there were no material changes to interest rates or foreign exchange rates in the nine months. In addition, to reduce the potential impact of exchange rate movements between the U.S. dollar and Australian dollar, on the liabilities arising out of the Sydney hailstorm, IPCRe has purchased U.S.$20 million of Australian dollars in May and June of 1999. At September
30, 1999 IPCRe held U.S.$9.7 million in Australian dollar time deposits.

    Accordingly, management does not believe that there has been any material change to the amount of market risk to which the Company is exposed, in the period from January 1 to September 30, 1999.

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

PART II - OTHER INFORMATION

    ITEM 1.           LEGAL PROCEEDINGS

                NONE

    ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                NONE

    ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                NONE

    ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                NONE

    ITEM 5.           OTHER INFORMATION

       NONE


    ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                      (a) Exhibits

                      Unless otherwise indicated, exhibits are incorporated by reference to the corresponding numbered exhibits to the Company's Registration Statement on Form S-1 (Registration No. 333-00088).

       EXHIBIT
       NUMBER         DESCRIPTION

         3.1          Memorandum of Association of the Company
         3.2          Amended and Restated Bye-laws of the Company
         3.3          Form of Memorandum of Increase of Share Capital
        10.1   *      Amended and Restated IPC Holdings, Ltd. Deferred
                        Compensation Plan
        10.2   *      Form of Limited Waiver to Credit Agreement between IPCRe
                        Limited, Bank One N.A.and other Lenders named therein
        11.1   *      Reconciliation of the numerator and denominator for basic
                        and diluted net income per common share ("EPS").
        27.1   *      Financial Data Schedule

               *   Filed herewith

       (b) Reports on Form 8-K

                      NONE

                               IPC HOLDINGS, LTD.

                                   SIGNATURES



    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                     IPC HOLDINGS, LTD.
                                     ------------------
                                        (REGISTRANT)




     DATE  NOVEMBER 10, 1999         /s/ John P. Dowling
           -----------------         ----------------------------------
                                     JOHN P. DOWLING
                                     PRESIDENT AND CHIEF EXECUTIVE OFFICER




     DATE  NOVEMBER 10, 1999         /s/ John R. Weale
           -----------------         ----------------------------------
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

       EXHIBIT
       NUMBER         DESCRIPTION
       -------        -----------
         3.1          Memorandum of Association of the Company
         3.2          Amended and Restated Bye-laws of the Company
         3.3          Form of Memorandum of Increase of Share Capital
        10.1  *       Amended and Restated IPC Holdings, Ltd. Deferred
                        Compensation Plan
        10.2  *       Form of Limited Waiver to Credit Agreement between IPCRe
                        Limited, Bank One N.A. and other Lenders named therein
        11.1  *       Reconciliation of the numerator and denominator for basic
                        and diluted net income per common share ("EPS")
        27.1  *       Financial Data Schedule

         *     Filed herewith