Form 10-K
period 1999-12-31
IPC HOLDINGS LTD
filed 2000-03-24
CIK 909815

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Registrant's Common Shares held by non-affiliates of the Registrant as of March 20, 2000, was $241,607,633 based on the last reported sale price of Common Shares on the Nasdaq National Market system on that date.

     The number of the Registrant's Common Shares, par value U.S. $0.01 per share, as of March 20, 2000, was 25,033,932.

                      DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Registrant's 1999 Annual Report to Shareholders to be mailed to shareholders on or about April 27, 2000 are incorporated by reference into this Form 10-K. With the exception of the portions of the Annual Report specifically incorporated herein by reference, the Annual Report is not deemed to be filed as part of this Form 10-K.

     2. Portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), relating to the Registrant's Annual Meeting of Shareholders scheduled to be held June 16, 2000 are incorporated herein by reference. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               IPC HOLDINGS, LTD.

                               TABLE OF CONTENTS

                                                                   PAGE
ITEM                                                              NUMBER
----                                                              ------
                                 PART I

 1.  Business....................................................    2
 2.  Properties..................................................   18
 3.  Legal Proceedings...........................................   19
 4.  Submission of Matters to a Vote of Security Holders.........   19

                                PART II

 5.  Market for the Registrant's Common Stock and Related
     Shareholder Matters.........................................   19
 6.  Selected Financial Data.....................................   20
 7.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations...................................   21
7A.  Quantitative & Qualitative Disclosures about Market Risk....   21
 8.  Financial Statements and Supplementary Data.................   21
 9.  Changes in and Disagreements with Accountants on Accounting
     and Financial Disclosure....................................   21

                                PART III

10.  Directors and Executive Officers............................   22
11.  Executive Compensation......................................   22
12.  Security Ownership of Certain Beneficial Owners and
     Management..................................................   22
13.  Certain Relationships and Related Transactions..............   22

                                PART IV
14.  Exhibits, Financial Statement Schedules and Reports on Form
     8-K.........................................................   22

                                     PART I

NOTE ON FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to the plans and objectives of IPC Holdings, Ltd., a company incorporated under the laws of Bermuda (the "Company"), for future operations. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this report should not be considered as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Numerous factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including, but not limited to the following: (i) the occurrence of catastrophic events with a frequency or severity exceeding the Company's estimates; (ii) a decrease in the level of demand for property catastrophe reinsurance, or increased competition owing to increased capacity of property catastrophe reinsurers; (iii) any lowering or loss of one of the financial ratings of the Company's wholly owned subsidiary, IPCRe Limited, a company incorporated under the laws of Bermuda ("IPCRe" and together with the Company, IPCRe Europe (as defined herein) and IPCRe Services (as defined herein), "we" or "IPC"), (iv) loss of the Company's non-admitted status in United States jurisdictions; (v) loss of services of any one of the Company's executive officers; (vi) the passage of federal or state legislation subjecting the Company to supervision or regulation in the United States; (vii) challenges by insurance regulators in the United States or the United Kingdom to our claim of exemption from insurance regulation under current laws; or (viii) a contention by the United States Internal Revenue Service that the Company or IPCRe is engaged in the conduct of a trade or business within the U.S.

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF THE BUSINESS

     IPC Holdings, through IPCRe and IPCRe's wholly-owned subsidiary, IPCRe Europe Limited, provides property catastrophe reinsurance and, to a limited extent, marine, aviation, property-per-risk excess and other short-tail property reinsurance on a worldwide basis. During 1999, approximately 86% of gross premiums written covered property catastrophe risks. Property catastrophe reinsurance covers unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters. Substantially all reinsurance written by IPCRe has been, and continues to be, written on an excess-of-loss basis for primary insurers rather than reinsurers, and is subject to aggregate limits on exposure to losses. As of January 1, 2000, we had 299 clients, including many of the leading insurance companies around the world. Approximately 46% of our clients in 1999 were based in the United States, and approximately 38% of gross premiums written during 1999 related primarily to U.S. risks. Our non-U.S. clients and covered risks are located principally in Europe, Japan and Australia/New Zealand. At December 31, 1999, we had total shareholders' investment of $505 million and total assets of $641 million.

     In response to a severe imbalance between the global supply of and demand for property catastrophe reinsurance that developed in the period from 1989 through 1993, IPC was incorporated and commenced operations in July 1993 through the sponsorship of American International Group, Inc. ("AIG"), a holding company incorporated in Delaware which, through its subsidiaries, is primarily engaged in a broad range of insurance and insurance-related activities and financial services in the United States and abroad. AIG purchased 24.4% of the initial share capital of the Company and an option (exercisable in specified conditions) to obtain up to an additional 10% (on a fully diluted basis, excluding employee stock options) of the share capital of the Company (the "AIG Option"). Since our formation, subsidiaries of AIG have provided administrative, investment management and custodial services to us, and the Chairman of the Board of Directors of IPC is also a director and officer of various subsidiaries and affiliates of AIG. AIG has informed us that AIG presently intends to continue its share ownership in the Company for the foreseeable future. See "Item 13. Certain Relationships and Related Transactions." For discussion of the limitation of voting rights of any 10% or more beneficial owner of Common Shares (including AIG) to less than 10% of total voting rights, see Amendment No. 1 to the Company's Registration Statement on Form 8-A, dated February 9, 1996.

     On March 13, 1996, IPC Holdings completed an initial public offering in which 13,521,739 of the 25,000,000 Common shares outstanding, were sold by existing shareholders. IPC Holdings' Common Shares are included for trading on the Nasdaq National Market under the ticker symbol "IPCR".

     On September 10, 1998, IPCRe incorporated a subsidiary in Ireland, named IPCRe Europe Limited. Effective October 1, 1998, IPCRe Europe commenced underwriting selected reinsurance business in Europe. Currently, IPCRe Europe retrocedes 90% of the business it underwrites to IPCRe. IPCRe Services Limited, a subsidiary of IPC Holdings, Ltd., was established in the United Kingdom, from which European marketing efforts are conducted on behalf of IPCRe and IPCRe Europe. IPCRe Services ceased operations in January, 2000.

BUSINESS STRATEGY

     Our principal strategy is to provide property catastrophe excess-of-loss reinsurance programs to a geographically diverse, worldwide clientele of primary insurers with whom we maintain long-term relationships. To a lesser extent, we also seek to provide these clients with other excess-of-loss short-tail property reinsurance products. To a limited extent, we also provide similar reinsurance programs and products to reinsurers. We periodically consider underwriting additional lines of property/casualty coverage, including on a non-excess-of-loss basis, provided losses can be limited in a manner comparable to that described below.

     The primary elements of our strategy include:

     DISCIPLINED RISK MANAGEMENT. We seek to limit and diversify our loss exposure through six principal mechanisms: (i) writing substantially all of our premiums on an excess-of-loss basis, which limits our ultimate exposure per contract and permits us to determine and monitor our aggregate loss exposure;
(ii) adhering to maximum limitations on reinsurance accepted in defined geographical zones; (iii) limiting program size for each client in order to achieve diversity within and across geographical zones; (iv) administering risk management controls appropriately weighted with sophisticated modeling techniques, as well as our assessment of qualitative factors (such as the quality of the cedent's management and capital and risk management strategy);
(v) utilizing a range of attachment points for any given program in order to balance the risks assumed with the premiums written; and (vi) prudent underwriting of each program written.

     CAPITAL-BASED EXPOSURE LIMITS. Each year, we establish maximum limitations on reinsurance accepted in defined geographic zones on the basis of, and as a proportion of, shareholders' investment.

     CLIENT SELECTION AND PROFILE. We believe that establishing long-term relationships with insurers who have sound capital and risk management strategies is key to creating long-term value for our shareholders. We have successfully attracted customers that are generally sophisticated, long-established insurers who desire the assurance not only that claims will be paid, but that reinsurance will continue to be available after claims have been paid. We believe our financial stability and growth of capital are essential for creating and maintaining these long-term relationships.

     CAPITAL MANAGEMENT AND SHAREHOLDER RETURNS. We manage our capital relative to our risk exposure in an effort to maximize sustainable long-term growth in shareholder value, while recognizing that catastrophic losses will adversely impact short-term financial results from time to time. We seek growth of our capital to protect it from major catastrophes, to ensure ongoing customer relationships and to support premium growth opportunities.

     DISCIPLINED INVESTMENT MANAGEMENT. In light of the risks of our business, our fixed maturity investment portfolio is limited to the top three investment grades (i.e., AAA, AA or A), or the equivalent thereof, at the time of purchase. In addition, we purchased shares of stock in the companies which comprise the Standard & Poor's ("S & P") 500 Index. The investment in such equities represented 13.3% of the total investment portfolio at December 31, 1999. On that date, 90.7% of the fixed maturity investment portfolio consisted of cash, U.S. Treasuries or other government agency issues and investments with an AAA or AA rating.

BUSINESS

     GENERAL. We provide treaty reinsurance principally to insurers of personal and commercial property worldwide. Treaty reinsurance is reinsurance of a specified type or category of risk defined in a contract. As described below, we write substantially all reinsurance on an excess-of-loss basis. Our property catastrophe reinsurance coverages, which accounted for 86% of our gross premiums written during 1999, are generally "all-risk" in nature, subject to various policy exclusions. Our predominant exposure under such coverages is to property damage from unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes and volcanic eruptions, although we are also exposed to losses from sources as diverse as freezes, riots, floods, industrial explosions, fires, and other man-made or natural disasters. The balance of premiums written are derived from marine, aviation, property-per-risk excess and other short-tail property reinsurance. In accordance with market practice, our property catastrophe reinsurance coverage generally excludes certain risks such as terrorism, war, pollution, nuclear contamination and radiation.

     Because we underwrite property catastrophe reinsurance and have large aggregate exposures to natural and man-made disasters, we expect that our loss experience generally will include infrequent events of great severity. Consequently, the occurrence of losses from catastrophic events is likely to cause our financial results to be volatile. In addition, because catastrophes are an inherent risk of our business, a major event or series of events, such as occurred during 1998 and 1999, can be expected to occur from time to time. In the future, such events could have a material adverse effect on our financial condition or results of operations, possibly to the extent of eliminating our shareholders' investment. Increases in the values and concentrations of insured property and the effects of inflation have resulted in increased severity of industry losses in recent years, and we expect that those factors will increase the severity of catastrophe losses per year in the future.

     We currently seek to limit our loss exposure principally by offering substantially all of our products on an excess-of-loss basis, adhering to maximum limitations on reinsurance accepted in defined geographic zones, limiting program size for each client and prudent underwriting of each program written. In addition, our policies contain limitations and exclusions from coverage and choice of forum. There can be no assurance that our efforts to limit exposure by using the foregoing methods will be successful. In addition, geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and the inclusion of a particular policy within a zone's limits. Underwriting is inherently a matter of judgment, involving important assumptions about matters that are inherently unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance.

     EXCESS-OF-LOSS REINSURANCE CONTRACTS. Our policy is to write substantially all of our business within excess-of-loss reinsurance contracts. Such contracts provide a defined limit of liability, permitting us to quantify our aggregate maximum loss exposure. By contrast, maximum liability under pro-rata contracts is more difficult to quantify precisely. Quantification of loss exposure is fundamental to our ability to manage our loss exposure through geographical zone limits and the program limits described below. Excess-of-loss contracts also help us to control our underwriting results by increasing our flexibility to determine premiums for reinsurance at specific retention levels, independent of the premiums charged by primary insurers, and based upon our own underwriting assumptions. In addition, because primary insurers typically retain a larger loss exposure under excess-of-loss contracts, they have a greater incentive to underwrite risks and adjust losses in a prudent manner.

     In addition, we diversify our risk by, to a limited extent, writing other short-tail property coverages, including risk excess-of-loss, marine and aviation. These lines diversify risk (although they involve some catastrophe exposure) and thus reduce the volatility in results of operations caused by catastrophes.

     The following table sets out our gross premiums written and number of contracts written by type of reinsurance.

                                                             YEAR ENDED DECEMBER 31,
                             ---------------------------------------------------------------------------------------
                                                1999                                         1998
                             ------------------------------------------   ------------------------------------------
                                              PERCENTAGE OF                                PERCENTAGE OF
                                PREMIUMS        PREMIUMS      NUMBER OF      PREMIUMS        PREMIUMS      NUMBER OF
TYPE OF REINSURANCE ASSUMED     WRITTEN          WRITTEN      CONTRACTS      WRITTEN          WRITTEN      CONTRACTS
---------------------------  --------------   -------------   ---------   --------------   -------------   ---------
                             (IN THOUSANDS)                               (IN THOUSANDS)
Catastrophe
  excess-of-loss..........      $83,445            85.9%        1,858        $ 92,737           83.3%        1,879
Risk excess-of-loss.......        4,989             5.1%          163           5,633            5.1%          219
Marine reinsurance........          371             0.4%          124           1,298            1.2%          177
Retrocessional
  reinsurance.............        3,198             3.3%           87           4,223            3.8%          108
Aviation(1)...............        4,222             4.3%           24           5,912            5.3%           15
Other.....................          937             1.0%           59           1,462            1.3%           63
                                -------           -----         -----        --------          -----         -----
          Total...........      $97,162           100.0%        2,315        $111,265          100.0%        2,461
                                =======           =====         =====        ========          =====         =====

---------------
(1) In 1999, aviation included two aviation contracts and two satellite contracts, written on a pro-rata basis. In 1998, aviation included one aviation contract and two satellite contracts written on a pro-rata basis.

     CATASTROPHE EXCESS-OF-LOSS REINSURANCE. Catastrophe excess-of-loss reinsurance provides coverage to a primary insurer when aggregate claims and claim expenses from a single occurrence of a peril, covered under a portfolio of primary insurance contracts written by the primary insurer, exceed the attachment point specified in the reinsurance contract with the primary insurer. The primary insurer can then recover up to the limit of reinsurance it has elected to buy for each layer. Once a layer is exhausted by collection of claims, the primary insurer generally buys another reinsurance layer for the same liability coverage, i.e., a reinstatement, for an additional premium. Most of our policies are limited to losses occurring during the policy term.

     RISK EXCESS-OF-LOSS REINSURANCE. We also write risk excess-of-loss property reinsurance. This reinsurance responds to a loss of the reinsured in excess of its retention level on a single "risk", rather than to aggregate losses for all covered risks, as does catastrophe reinsurance. A "risk" in this context might mean the insurance coverage on one building or a group of buildings or the insurance coverage under a single policy which the reinsured treats as a single risk. Most of the risk excess treaties in which we participate contain a relatively low loss-per-event limit on our liability.

     MARINE REINSURANCE. We also write short-tail marine reinsurance for selected international insurers. Although they primarily involve property damage, certain marine risks may involve casualty coverage arising from the same event causing the property damage. Coverage is solely written on an excess-of-loss basis, so events likely to cause a claim will occur less frequently. Such events might include the destruction of a drilling platform or damage to a vessel and/or its contents.

     AVIATION REINSURANCE. We also write a small amount of short-tail aviation reinsurance on proportional and excess-of-loss bases. Although they primarily involve property damage, certain aviation risks may involve casualty coverage arising from the same event causing the property damage. Coverage is generally written in excess of a substantial attachment point, so events likely to cause a claim will occur infrequently but be relatively severe. In 1999, the majority of this business was written in two pro rata aviation contracts, where the underlying insurance is written on an excess-of-loss basis, and two pro rata satellite contracts.

     POLICY FEATURES. Historically, our policies have been written for a one-year period, and generally without experience-based adjustments. The trend in the industry has been towards multi-year policies. In particular, some of the insureds renewing policies in 1999 specifically requested longer periods, in part to address concerns regarding Y2K risks. A proportion of our policies in 1999 were for terms of fifteen to eighteen months. However, commencing in the second quarter of 1999, we declined renewals and submissions of new business which were on a multi-year basis, because of the general inadequacy of market pricing. In addition, in recent years the industry has offered a variety of experienced-based incentives such as "no claims" bonuses and profit commissions. A proportion of our policies now include some or all of these incentives.

  GEOGRAPHIC DIVERSIFICATION.

     Since inception, we have sought to diversify our exposure across geographic zones around the world in order to obtain the optimum spread of risk. We divide our markets into geographic zones and limit coverage we are willing to provide for any risk located in a particular zone, so as to maintain our aggregate loss exposure from all contracts covering risks believed to be located in that zone, to a predetermined level.

     The predetermined levels are established annually on the basis of, and as a proportion of, shareholders' investment. If a proposed reinsurance program would cause the limit then in effect to be exceeded, the program would be declined, regardless of its desirability, unless we utilize retrocessional coverage (i.e., IPC purchasing reinsurance, such as our proportional reinsurance facility), thereby reducing the net aggregate exposure to the maximum limit permitted, or less. If we were to suffer a net financial loss in any fiscal year, thus reducing shareholders' investment, the limits per zone would be reduced in the next year, with the possible effect that we would thereafter reduce existing business in a zone exceeding such limit.

     Currently, we have divided the United States into 8 geographic zones and European, Japanese and other markets into a total of 26 zones. We designate as zones geographic areas which, based on historic catastrophe loss experience reflecting actual catastrophe events and property development patterns, we believe are most likely to absorb a large percentage of losses from one catastrophic event. These zones are determined using computer modeling techniques and underwriting assessments. The zones may overlap and vary in size with the level of population density and commercial development in a particular area. The zones with the greatest exposure written are, in the United States, the Atlantic and North-Central regions and, elsewhere, in the United Kingdom. The parameters of these geographic zones are subject to periodic review and change.

     We recognize that events may affect more than one zone, and to the extent we have accepted reinsurance from a ceding insurer with a loss exposure in more than one zone, we will consider such potential loss in testing its limits in all such affected zones. For example, the program for a U.S. national carrier typically will be subject to limits in each U.S. zone. A program with worldwide exposure will also be subject to limits in U.S. zones or other zones around the world, as applicable. This results in very substantial "double-counting" of exposures in determining utilization of an aggregate within a given zone. Consequently, the total sum insured will be less than the sums of utilized aggregates for all of the zones.

     The following table sets out gross premiums written, number of written contracts and the percentage of our premiums allocated to the zones of coverage exposure.

                                                           YEAR ENDED DECEMBER 31,
                           ---------------------------------------------------------------------------------------
                                              1999                                         1998
                           ------------------------------------------   ------------------------------------------
                                            PERCENTAGE OF                                PERCENTAGE OF
                              PREMIUMS        PREMIUMS      NUMBER OF      PREMIUMS        PREMIUMS      NUMBER OF
GEOGRAPHIC AREA(1)            WRITTEN          WRITTEN      CONTRACTS      WRITTEN          WRITTEN      CONTRACTS
------------------         --------------   -------------   ---------   --------------   -------------   ---------
                           (IN THOUSANDS)                               (IN THOUSANDS)
United States............     $37,043            38.1%          847        $ 50,796           45.7%          985
Worldwide(2).............      14,570            15.0%          277          14,050           12.6%          284
Worldwide (excluding the
  U.S.)(3)...............       5,739             5.9%          124           3,513            3.2%           69
Europe (including the
  U.K.)..................      19,432            20.0%          457          23,555           21.2%          504

Japan....................       3,492             3.6%           65           4,139            3.7%           75
Australia/New Zealand....       7,774             8.0%          161           8,589            7.7%          163
Other....................       9,112             9.4%          384           6,623            5.9%          381
                              -------           -----         -----        --------          -----         -----
          Total..........     $97,162           100.0%        2,315        $111,265          100.0%        2,461
                              =======           =====         =====        ========          =====         =====

---------------
NOTES:

(1) Except as otherwise noted, each of these categories includes contracts that cover risks primarily located in the designated geographic area.

(2) Includes contracts that cover risks primarily in two or more countries, including the United States.

(3) Includes contracts that cover risks primarily in two or more countries, excluding the United States.

     The following table sets out our gross aggregate in-force liability allocated to various zones of coverage exposure at January 1, 2000 and 1999. Our aggregate limits will be reduced to the extent that business is ceded to the proportional reinsurance facility (see "Retrocessional Reinsurance" below).

                                                                     AGGREGATE LIMIT OF
                                                                  LIABILITY AT JANUARY 1,
                                                              --------------------------------
GEOGRAPHIC AREA(1)                                                 2000              1999
------------------                                            --------------    --------------
                                                              (IN THOUSANDS)    (IN THOUSANDS)
United States
  New England...............................................     $282,887          $284,527
  Atlantic..................................................      337,982           349,370
  Gulf......................................................      306,848           318,038
  North Central.............................................      331,575           349,913
  Mid West..................................................      317,468           320,649
  West......................................................      294,663           336,254
  Alaska....................................................      108,912           132,171
  Hawaii....................................................      122,681           129,475
          Total United States(2)............................      494,442           546,133
Canada......................................................       57,227            61,288
Worldwide(3)................................................       85,560            86,167
Worldwide (excluding the U.S.)(4)...........................       72,989            98,229
Europe (including U.K.).....................................      312,364           331,163
Japan.......................................................      100,033            97,020
Australia/New Zealand.......................................      119,888           148,748
Other.......................................................       85,049           116,563

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

     The effectiveness of geographic zone limits in managing risk exposure depends on the degree to which an actual event is confined to the zone in question and on our ability to determine the actual location of the risks believed to be covered under a particular reinsurance program. Accordingly, there can be no assurance that risk exposure in any particular zone will not exceed that zone's limits.

     With respect to U.S. exposures, we use the computer-based systems described below as one tool in estimating the aggregate losses that could occur under all our contracts covering U.S. risks as a result of a range of potential catastrophic events. By evaluating the effects of various potential events, we monitor whether the risks that could be accepted within a zone are appropriate in light of other risks already affecting such zone and, in addition, whether the level of our zone limits is acceptable.

UNDERWRITING AND PROGRAM LIMITS

     In addition to geographic zones, we seek to limit our overall exposure to risk by pursuing a disciplined underwriting strategy which limits the amount of reinsurance we will supply in accordance with a particular program or contract, so as to achieve diversification within and across geographical zones. When we began operations, we maintained program limits of $15 million and contract limits of $5 million. In 1996, program limits were increased to $25 million. In a small number of instances we have exceeded these limits. We also attempt to distribute our exposure across a range of attachment points (i.e., the amount of claims that have to be borne by the ceding insurer before our reinsurance coverage applies). Attachment points vary and are based upon an assessment of the ceding insurer's market share of property perils in any given geographic zone to which the contract relates, as well as the capital needs of the ceding insurer.

     Prior to reviewing any program proposal, we consider the appropriateness of the cedent, including the quality of its management and its capital and risk management strategy. In addition, we require that each proposed reinsurance program received includes information on the nature of the perils to be included and detailed aggregate information as to the location or locations of the risks covered under the catastrophe contract. Additional information would also include the cedent's loss history for the perils being reinsured, together with relevant underwriting considerations which would impact exposures to catastrophe reinsurers. We first evaluate exposures on new programs in light of the overall zone limits in any given catastrophe zone, together with program limits and contract limits, to ensure a balanced and disciplined underwriting approach. If the program meets all these initial underwriting criteria, we then evaluate the proposal in terms of its risk/ reward profile to assess the adequacy of the proposed pricing and its potential impact on our overall return on capital. Once a program meets our requirements for underwriting and pricing, the program would then be authorized for acceptance.

     We extensively use sophisticated modeling and other technology in our underwriting techniques. Each submission received is registered on the "RSG" reinsurance data system used by us for both underwriting and aggregate control purposes. This system enables both management and underwriters to have on-line information regarding both individual exposures and zonal aggregate concentrations. All submissions are recorded to determine and monitor their status as being pending, authorized, or bound. In the latter part of 1998, we obtained a license for "GENIUS" as a reinsurance data system replacement for RSG, and are in the process of implementing and converting data in readiness for its usage. Final conversion and implementation is expected to be complete by the first quarter of 2000.

     In addition to the reinsurance data system, we use computer modeling to measure and estimate loss exposure under both simulated and actual loss scenarios and in comparing exposure portfolios to both single and multiple events. Since 1993, we have contracted Applied Insurance Research for the use of CATMAP(R)/2 as part of our modeling approach. These computer-based loss modeling systems utilize A.M. Best's data and direct exposure information obtained from our clients, to assess each client's catastrophe management approach and adequacy of their program's protection. Modeling is part of the underwriting criteria for catastrophe exposure pricing. The majority of our client base also use one or more of the various modeling consulting firms in their exposure management analysis. In addition, we sometimes perform or contract for additional modeling analysis when reviewing our major commitments. The combination of reinsurance system information, together with CATMAP(R)/2 modeling, enables us to monitor and control our acceptance of exposure on a global basis.

     Generally, the proposed terms of coverage, including the premium rate and retention level for excess-of-loss contracts, are set by the lead reinsurer and agreed to by the client and broker. On placements requiring large market capacity, typically the broker strives to achieve a consensus of proposed terms with many participating underwriters to ensure placement. We, on both U.S. and non-U.S. business, act in many cases as a lead or consensus lead reinsurer. When not the lead, we sometimes actively negotiate additional terms or conditions. If we elect to authorize a participation, the underwriter will specify the percentage or monetary participation in each layer, and will execute a slip to be followed by a contract to formalize coverage.

     We have a procedure for underwriting control to ensure that all acceptances are made in accordance with our underwriting policy and aggregate control. Each underwriting individual is given an underwriting authority, limits above which must be submitted for approval to the chief underwriting officer. All new acceptances are reviewed at least weekly by either the chief executive officer or the chief underwriting officer.

     Generally, about 60% of premiums we write each year are for contracts which have effective dates in January, about 15% in April, about 15% in July and the remainder at other times throughout the year. Premiums are generally due in installments over the contract term, with each installment generally received within 30 days after the due date.

RETROCESSIONAL REINSURANCE

     Effective January 1, 1999, we arranged a proportional reinsurance facility for IPCRe through two leading intermediaries. The business covered by this facility is property catastrophe business written by IPCRe. The facility provides coverage of up to $50 million in each of at least 5 named zones, and potentially other zones of our choosing, provided that the risks in those zones do not accumulate with those in the named zones. The United States and the Caribbean are excluded zones. The named zones are the United Kingdom; Europe (excluding the U.K.); Australia/New Zealand; Japan and Canada. Business ceded to the facility is solely at our discretion. Within these limitations, we may designate the treaties to be included in the facility, subject to IPCRe retaining at least 50% of the risk. The premium ceded is pro rata, less brokerage, taxes and an override commission. AIG, as a participating reinsurer, has a 10% participation on a direct basis. Most reinsurers participating in the facility have ratings of AA or above, and the minimum rating is A. Effective January 1, 2000 this facility has been renewed, on the same terms, although only 92% participation has been bound. IPCRe will co-participate on the remaining 8%, and net exposures will be proportionately higher on those treaties ceded to the facility.

MARKETING

     Our customers generally are sophisticated, long-established insurers who understand the risks involved and who desire the assurance not only that claims will be paid but that reinsurance will continue to be available after claims are paid. Catastrophic losses can be expected to affect financial results adversely from time to time, and we believe that financial stability and growth of capital (as well as service and innovation) are essential for creating long-term relationships with clients, and that such relationships are key to creating long-term value to the Company and our shareholders. During 1999, no single ceding insurer accounted for more than 5.9% of our gross premiums written.

     We market our reinsurance products worldwide through non-exclusive relationships with more than 50 of the leading reinsurance brokers active in the U.S. and non-U.S. markets for property catastrophe reinsurance. In addition, from 1993 to January, 2000 our products were marketed in Europe through IPCRe Services. As noted above, IPCRe Services ceased operations in January 2000, because consolidation among our clients and brokers has reduced the need to maintain a physical presence in the U.K. in order to promote our services.

     Based on premiums written during the year ended December 31, 1999, the five brokers from which we derive the largest portions of our business (with the approximate percentage of our business derived from such broker) are Marsh & McLennan and affiliates (33.0%), Aon Corp. and affiliates (19.3%), Benfield Greig (10.4%), Willis Faber (8.2%) and Herbert Clough (5.0%). During the year ended December 31, 1999, we had in force reinsurance contracts with only 6 ceding companies which were not derived from a reinsurance broker; otherwise, our products are marketed exclusively through brokers. Of the total premiums attributable to the five largest producing brokers referred to above, none were attributable to brokers affiliated with the insurers seeking coverage. All brokerage transactions are entered into on an arm's-length basis.

     Our brokers perform data collection, contract preparation and other administrative tasks, enabling us to market our reinsurance products cost effectively by maintaining a small staff. By relying largely on reinsurance brokers to market our products, we are able to avoid the expense and regulatory complications of worldwide offices, thereby minimizing fixed costs associated with marketing activities. We believe that by maintaining close relationships with brokers, we are able to obtain access to a broad range of potential reinsureds. We meet frequently in Bermuda and elsewhere outside the United States with brokers and senior representatives of clients and prospective clients. All contract submissions are approved in IPCRe's executive offices in Bermuda, and we do not believe that conducting our operations in Bermuda has adversely affected our marketing activities in light of the client base we have attracted and retained.

RESERVES

     Under U.S. generally accepted accounting principles, we are not permitted to establish loss reserves with respect to our property catastrophe business until the occurrence of an event which may give rise to a claim. Once such an event occurs, we establish reserves based upon estimates of total losses incurred by the ceding insurers as a result of the event and our estimate of the portion of such loss we have reinsured. With respect to our non-catastrophe business, we are permitted to establish loss reserves as determined by a historical loss development pattern. Only loss reserves applicable to losses incurred up to the reporting date may be set aside, with no allowance for the provision of a contingency reserve to account for expected future losses. Claims arising from future catastrophic events can be expected to require the establishment of substantial reserves from time to time. Our reserves are adjusted as we receive notices of claims and proofs of loss from reinsureds and as estimates of severity of damages and our share of the total loss are revised.

     We also establish reserves for losses incurred as a result of an event known but not reported to us. These incurred but not reported ("IBNR") reserves are established for both catastrophe and other losses. To estimate the portion of loss and loss adjustment expenses relating to these claims for the year, we review our portfolio of business to determine where the potential for loss may exist. Also, various loss forecasting models and industry loss data, as well as actual experience, knowledge of the business written by us and general market trends in the reinsurance industry, are considered. We have contracted a leading worldwide independent firm of actuaries to conduct a review of reserves on a semi-annual basis.

     Generally, reserves are established without regard to whether we may subsequently contest the loss. Our policy is to establish reserves for reported losses based upon reports received from ceding companies, supplemented by our reserve estimates.

     Loss reserves represent our estimates, at a given point in time, of the ultimate settlement and administration costs of claims incurred, and it is possible that the ultimate liability may exceed or be less than such estimates. Such estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends in claim severity and frequency and other variable factors such as inflation and currency exchange rates. During the claim settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward, and any such adjustment would affect our results of operations in the period when the adjustment is determined. Even after such adjustments, ultimate liability may materially exceed or be less than the revised estimates. Moreover, reserve estimates by relatively new property catastrophe reinsurers, such as IPC, may be inherently more volatile than the reserve estimates of a reinsurer with a stable volume of business and an established claim history. In contrast to casualty losses, which frequently can be determined only through lengthy, unpredictable litigation, property losses tend to be reported promptly and settled within a shorter period of time.

INVESTMENTS

     GENERAL. Our current investment strategy is defined primarily by the need to safeguard our capital, since we believe that the risks inherent in catastrophe reinsurance should not be augmented by a speculative investment policy. For this reason our investment policy is conservative with a strong emphasis on the quality of investments. At December 31, 1999, other than cash, our investments consisted of fixed maturity securities, none of which had a rating of less than A, and shares of stock in the S & P 500 companies. Corporate bonds represented 48% of total fixed maturity investments at December 31, 1999 and of these 42% and 58% were issued by U.S. and non-U.S. corporations, respectively. Our investment policy also stresses diversification and at December 31, 1999, only the U.S. Treasury and Caisse D'Amort Dette Soc. were individual issuers whose securities represented more than 5% of our portfolio. In addition to these parameters, guidelines are also set which limit permitted issuers, the amount of non-U.S. dollar denominated securities and the target duration of the portfolio.

     The following table summarizes the fair value of our investments and cash and cash equivalents as of December 31, 1999 and 1998:

                                                             DECEMBER 31,
                                                         --------------------
TYPE OF INVESTMENT                                         1999        1998
------------------                                       --------    --------
                                                            (IN THOUSANDS)
Fixed Maturities Available for Sale
  U.S. Government and government agencies..............  $ 79,970    $111,210
  Other governments....................................   131,637     125,240
  Corporate............................................   235,588     200,644
  Supranational entities...............................    40,631      47,769
                                                         --------    --------
                                                         $487,826    $484,863
Equities, available for sale...........................  $ 78,859    $ 94,152
Cash and cash equivalents..............................  $ 28,069    $ 20,966
                                                         --------    --------
                                                         $594,754    $599,981
                                                         ========    ========

     In June, 1997 we restructured our investment portfolio, with the intention of reducing the overall potential volatility of its value. We reclassified all securities which were in the held to maturity portfolio as "available for sale", and entered transactions designed to shorten the duration of the portfolio. As a result of the reclassification, both total assets and shareholders' investment were reduced by $517 thousand representing the unrealized loss on the securities at the date of transfer. See note 3(g) to our consolidated financial statements.

     Our investment guidelines are reviewed periodically and are subject to change at the discretion of the Board of Directors.

     MATURITY AND DURATION OF PORTFOLIO. Currently, we maintain a target modified duration for the portfolio of between 1.25 years and 3.75 years although actual maturities of individual securities vary from less than one year to a maximum of eight years for fixed maturity securities, and ten years for money-market securities. At December 31, 1999 the fixed maturity portfolio (including cash and cash equivalents within such portfolio) had an average maturity of 2.8 years and an average modified duration of 2.2 years. We believe that, given the relatively high quality of our portfolio, adequate market liquidity exists to meet our cash demands.

     The following table summarizes the fair value by maturities of our fixed maturity investment portfolio as of December 31, 1999 and 1998. For this purpose, maturities reflect contractual rights to put or call the securities; actual maturities may be longer.

                                                             DECEMBER 31,
                                                         --------------------
                                                           1999        1998
                                                         --------    --------
                                                            (IN THOUSANDS)
Available for Sale:
  Due in one year or less..............................  $ 56,433    $ 79,473
  Due after one year through five years................   400,844     344,160
  Due after five years through ten years...............    30,549      61,230
                                                         --------    --------
                                                         $487,826    $484,863
                                                         ========    ========

     QUALITY OF DEBT SECURITIES IN PORTFOLIO. Our investment guidelines stipulate that a majority of the securities be AAA and AA rated, although a select number of A rated issues is permitted. The primary rating source is Moody's Investor Services ("Moody's") and, when no Moody's rating is available, S & P ratings are used.

     The following table summarizes the composition of the fair value of all cash and fixed maturity investments by rating:

                                                      DECEMBER 31,
                                                    ----------------
                                                     1999      1998
                                                    ------    ------
Cash and cash equivalents.........................    5.4%      4.2%
U.S. Government and government agencies...........   15.5%     22.0%
AAA...............................................   30.5%     21.6%
AA................................................   39.3%     42.2%
A.................................................    9.3%     10.0%
                                                    ------    ------
                                                    100.0%    100.0%
                                                    ======    ======

     There are no delinquent securities in our investment portfolio.

     REAL ESTATE. Our portfolio does not contain any investments in real estate or mortgage loans.

     FOREIGN CURRENCY EXPOSURE. At December 31, 1999 and 1998, most of our fixed maturity investments were in securities denominated in U.S. dollars, with the exception of an Australian dollar time deposit in the amount of approximately U.S. $4 million (equivalent). The investment guidelines permit up to 25% of the portfolio to be invested in non-U.S. dollar securities. However, from inception, such investments have been made infrequently and for the purpose of improving overall portfolio yield. When we do hold non-U.S. dollar denominated securities, we have entered and may enter into forward foreign exchange contracts for purposes of hedging our non-U.S. dollar denominated investment portfolio. In addition, in the event that loss payments must be made in currencies other than the U.S. dollar, in some cases we will match the liability with assets denominated in the same currency, thus mitigating the effect of exchange rate movements on the balance sheet. To date, this strategy has been used twice.

     DERIVATIVES. Our investment policy guidelines provide that financial futures and options and foreign exchange contracts may not be used in a speculative manner but may be used, subject to certain numerical limits, as part of a defensive strategy to protect the market value of the portfolio.

     INVESTMENT ADVISORY AND CUSTODIAL SERVICES. Investment advisory and custodial services are provided to us by subsidiaries of AIG.

COMPETITION

     The property catastrophe reinsurance industry is highly competitive. We compete, and will continue to compete, with insurers and property catastrophe reinsurers worldwide, many of which have greater financial, marketing and management resources than us. Some of our competitors are large financial institutions who have reinsurance divisions, while others are specialty reinsurance companies. In total, there are several hundred companies writing reinsurance of different types, including property catastrophe. In a recent ranking of the world's top 125 companies whose predominant source of income is generated from property and casualty reinsurance compiled by Standard & Poor's, IPC ranked 35th. The ranking was based on the amount of paid-up capital and surplus (i.e., shareholders' investment) at the end of 1998. In particular, we compete with Bermuda-based reinsurers, including XL Mid Ocean Re., Renaissance Reinsurance Ltd., Partner Reinsurance Company Ltd., LaSalle Re Limited, Tempest Reinsurance Company Limited, and with established international reinsurers outside Bermuda such as General Re, American Re Corporation, Munich Re, Swiss Reinsurance Company and Lloyd's. In addition, there may be established companies or new companies of which we are not aware that may be planning to enter the property catastrophe reinsurance market or existing reinsurers that may be planning to commit capital to this market. In addition, Lloyd's determined in 1993 to allow its syndicates to accept capital from corporate investors. Competition in the types of reinsurance business that we underwrite is based on many factors, including premium charges and other terms and conditions offered, services provided, ratings assigned by independent rating agencies, speed of claims payment, claims experience, perceived financial strength and experience and reputation of the reinsurer in the line of reinsurance to be written. Many of the reinsurers who have entered the Bermuda and London-based reinsurance markets have or could have more capital than us. The full effect of this additional capital on the reinsurance market may not be known for some time. No assurance can be given as to what impact this additional capital will ultimately have on terms or conditions of the reinsurance contracts of the types written by us.

     In September 1996, IPCRe was rated by A.M. Best Company, Inc. ("A.M. Best"), who gave it an initial rating of A+ (Superior). This rating was affirmed by A.M. Best in all subsequent years. In July, 1997 S & P assigned financial strength and counter-party credit ratings of A+, which were affirmed subsequently. Prior to 1996, IPCRe was not rated by any rating agency. During 1999, these ratings were extended to IPCRe Europe. The rating received from A.M. Best represents the second highest rating on their rating scale. The rating received from S & P represents the fifth highest rating on their rating scale. Such ratings are based on factors of concern to cedents and brokers and are not directed toward the protection of investors. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell such securities. While we believe that IPCRe's ratings will not be a major competitive advantage or disadvantage, some of our principal competitors have a rating equal to or greater than that of IPCRe. Insurance ratings are one factor used by brokers and cedents in the United States as a means of assessing the financial strength and quality of reinsurers. In addition, a cedent's own rating may be adversely affected by the lack of a rating of its reinsurer. IPCRe is not licensed or admitted as an insurer in any jurisdiction in the United States and, as a consequence, must generally post letters of credit or other security to cover outstanding claims of, or unearned premiums with respect to, ceding insurers in the United States to enable such insurers to obtain favorable regulatory capital treatment of their reinsurance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources", contained in the Annual Report.

     We are aware of a number of new, proposed or potential legislative or industry changes that may impact upon the worldwide demand for property catastrophe reinsurance. Among other things, over the last few years capital markets participants, including exchanges and financial intermediaries, have developed financial products intended to compete with traditional reinsurance, the usage of which has grown in volume. In addition, the tax policy of the countries in which our clients operate can affect the demand for reinsurance. We are also aware of many potential initiatives by capital market participants to produce additional alternative products that may compete with the existing catastrophe reinsurance markets. We are unable to predict the extent to which the foregoing new, proposed or potential initiatives may affect the demand for our products or the risks which may be available for us to consider underwriting.

EMPLOYEES

     As of January 1, 2000, we employed 18 people on a full-time basis including our Chief Executive Officer, Chief Financial Officer and three underwriters. We believe that employee relations are good. None of our employees are subject to collective bargaining agreements, and we know of no current efforts to implement such agreements at IPC. Effective January 31, 2000, IPCRe Services ceased trading, and the 4 full-time staff employed there were made redundant, thus reducing the full-time employee count to 14.

     Many of our employees, including most of our senior management, are employed pursuant to work permits granted by the Bermuda authorities. These permits expire at various times over the next several years. We have no reason to believe that these permits would not be extended upon request at their respective expirations, although recent statements by the Minister of Labour and Home Affairs in Bermuda have suggested limitations may be placed on the number of times permits for non-key employees are renewed.

REGULATION

  BERMUDA -- THE INSURANCE ACT OF 1978, AS AMENDED, AND RELATED REGULATIONS (THE "INSURANCE ACT").

     IPCRe is a registered Bermuda insurance company and is subject to regulation and supervision in Bermuda. The applicable Bermudian statutes and regulations generally are designed to protect insureds and ceding insurance companies rather than shareholders. Among other things, such statutes and regulations require IPCRe to maintain minimum levels of capital and surplus; impose restrictions on the amount and type of investments it may hold; prescribe solvency standards that it must meet; limit transfers of ownership of its capital shares and provide for the performance of certain periodic examinations of IPCRe and its financial condition. These statutes and regulations may, in effect, restrict the ability of IPCRe to write new business or, as indicated below, distribute funds to the Company. The Insurance Act, which regulates the insurance business of IPCRe, provides that no person shall carry on an insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Minister of Finance (the "Minister"). The Minister, in deciding whether to grant registration, has broad discretion to act as he thinks fit in the public interest. The Minister is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. The registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the Minister may impose at any time. As a holding company, IPC Holdings is not subject to Bermuda insurance regulations.

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

     CLASSIFICATION OF INSURERS. In March 1995, the Insurance Act was amended to establish four classes of insurers in the area of general business. IPCRe applied to and obtained from the Registrar of Companies in Bermuda (the "Registrar"), who is the chief administrative officer under the Insurance Act, approval as a Class 4 insurer, having met the requirement of a minimum of $100 million of total statutory capital and surplus. The requirements of a Class 4 insurer -- the highest available class -- are intended to assure the world insurance market of the license-holder's long-term stability and sound financial condition. This classification requires that IPCRe not write long-term business without the Minister's approval and, in the event a proposed dividend is in excess of 25% of its total statutory capital and surplus, file an affidavit as to solvency, declaring that it will remain in compliance with the solvency margin and minimum capital and surplus requirements. In addition, dividends are prohibited where payment would cause IPCRe to be in breach of the Insurance Act. The solvency margin requirement is the greatest of $100 million, 50% of net premiums written (with maximum credit of 25% for reinsurance ceded) or 15% of loss and loss expense reserves. If IPCRe were to reduce its total statutory capital by more than 15% of that contained in its Statutory Financial Statements for the prior fiscal year, it would be required to apply to the Minister for approval and file certain required information, including an affidavit declaring that it would remain in compliance with the required minimum solvency margin and liquidity ratio. As of January 1, 2000, IPCRe would have been able to pay approximately $126 million in dividends in accordance with the foregoing restrictions. We do not expect these requirements to impose any significant limitations on the Company's liquidity, based on IPCRe's current capital structure and operating results. See note 15 to the Company's consolidated financial statements, contained in the Annual Report.

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

     STATUTORY FINANCIAL STATEMENTS. An insurer must prepare annual Statutory Financial Statements. The Insurance Act prescribes rules for the preparation and substance of such Statutory Financial Statements (which include, in statutory form, a balance sheet, income statement, and a statement of capital and surplus, and notes thereto). The insurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The Statutory Financial Statements are not prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and are distinct from the financial statements prepared for presentation to the insurer's shareholders under the Companies Act 1981 of Bermuda, which may be prepared in accordance with U.S. GAAP. A Class 4 insurer is required to submit the annual Statutory Financial Statements as part of the annual Statutory Financial Return.

     MINIMUM SOLVENCY MARGIN. The Insurance Act provides that the statutory assets of an insurer must exceed its statutory liabilities by at least the prescribed minimum solvency margin which varies with the class of the insurer and the insurer's premiums written and loss reserve level. As indicated above, the solvency margin requirement for a Class 4 insurer is the greatest of $100 million, 50% of net premiums written (with maximum credit of 25% for reinsurance ceded) or 15% of loss and loss expense reserves. See note 15 to the Company's consolidated financial statements contained in the Annual Report, for information with respect to IPCRe's statutory capital and surplus.

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

     ANNUAL STATUTORY FINANCIAL RETURN. IPCRe is required to file a Statutory Financial Return with the Registrar no later than four months after its financial year end (unless specifically extended). The Statutory Financial Return includes, among other matters, a report of the approved independent auditor on the Statutory Financial Statements of the insurer; a declaration of the statutory ratios; a solvency certificate; the Statutory Financial Statements themselves; the opinion of the approved Loss Reserve Specialist and certain details concerning ceded reinsurance. The solvency certificate and the declaration of the statutory ratios must be signed by the principal representative and at least two directors of the insurer who are required to state whether the Minimum Solvency Margin and, in the case of the solvency certificate, the Minimum Liquidity Ratio, have been met, and the independent approved auditor is required to state whether in its opinion it was reasonable for the directors to so state and whether the declaration of the statutory ratios complies with the requirements of the Insurance Act. The Statutory Financial Return must include the opinion of the Loss Reserve Specialist in respect of the loss and loss expense provisions of IPCRe. Where an insurer's accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the Statutory Financial Return.

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

     An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, the principal office of IPCRe is at our offices in Pembroke, Bermuda and the Company's President and Chief Executive Officer is the principal representative of IPCRe. Without a reason acceptable to the Minister, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days' notice in writing to the Minister is given of the intention to do so. It is the duty of the principal representative, within 30 days of his reaching the view that there is a likelihood of the insurer for which he acts becoming insolvent or its coming to his knowledge, or his having reason to believe, that an "event" has occurred, to make a report in writing to the Minister setting out all the particulars of the case that are available to him. Examples of such an "event" include failure by the insurer to comply substantially with a condition imposed upon the insurer by the Minister relating to a solvency margin or a liquidity or other ratio.

     CERTAIN OTHER CONSIDERATIONS. Although IPCRe is incorporated in Bermuda, it is classified as non-resident of Bermuda for exchange control purposes by the Bermuda Monetary Authority. Pursuant to its non-resident status, IPCRe may hold any currency other than Bermuda Dollars and convert that currency into any other currency (other than Bermuda Dollars) without restriction.

     As "exempted" companies, IPC Holdings and IPCRe may not, without the express authorization of the Bermuda legislature or under a license granted by the Minister, participate in certain business transactions, including: (i) the acquisition or holding of land in Bermuda (except that held by way of lease or tenancy agreement which is required for its business and held for a term not exceeding 50 years, or which is used to provide accommodation or recreational facilities for its officers and employees and held with the consent of the Minister); (ii) the taking of mortgages on land in Bermuda in excess of $50,000; or (iii) the carrying on of business of any kind in Bermuda, except in certain limited circumstances such as doing business with another exempted undertaking in furtherance of the business of IPC Holdings or IPCRe (as the case may be) carried on outside Bermuda.

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

  UNITED STATES

     IPCRe is not admitted to do business in the United States. The insurance laws of each state of the United States and of many other countries regulate the sale of insurance and reinsurance within their jurisdictions by alien insurers and reinsurers such as IPCRe, which are not admitted to do business within such jurisdictions. With some exceptions, such sale of insurance or reinsurance within a jurisdiction where the insurer is not admitted to do business is prohibited. We do not intend to maintain an office or to solicit, advertise, settle claims or conduct other insurance activities in any jurisdiction other than Bermuda or Ireland where the conduct of such activities would require that IPCRe be so admitted.

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

     We do not believe that IPCRe was in violation of insurance laws of any jurisdiction in the United States. There can be no assurance, however, that inquiries or challenges to IPCRe's reinsurance activities will not be raised in the future. We believe that IPCRe's manner of conducting business through our offices in Bermuda has not materially adversely affected its operations to date. There can be no assurance, however, that our location, regulatory status or restrictions on our activities resulting therefrom will not adversely affect our ability to conduct business in the future.

  UNITED KINGDOM

     Similarly, IPCRe Services was not registered as an insurer in the United Kingdom or in any other jurisdiction. We believe that IPCRe Services is not required to be registered as an insurance company in the United Kingdom, and that the activities of IPCRe Services did not cause the Company or IPCRe to be subject to regulation as an insurance company in the United Kingdom.

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

     TAXATION OF THE COMPANY AND IPCRE. The Company and IPCRe are Bermuda corporations; neither files United States tax returns. We believe that IPCRe operates in such a manner that it is not subject to U.S. tax (other than U.S. excise tax on reinsurance premiums and withholding tax on certain investment income from U.S. sources) because it does not engage in a trade or business in the United States. However, because definitive identification of activities which constitute being engaged in a trade or business in the United States is not provided by the Internal Revenue Code of 1986, as amended (the "Code") or regulations or court decisions, there can be no assurance that the Internal Revenue Service will not contend that the Company and/or IPCRe is engaged in a trade or business in the United States. If IPCRe were engaged in a trade or business in the United States (and, if IPCRe were to qualify for benefits under the income tax treaty between the United States and Bermuda, such trade or business were attributable to a "permanent establishment" in the United States), IPCRe would be subject to U.S. tax at regular corporate rates on its income that is effectively connected with its U.S. trade or business, plus an additional 30% "branch profits" tax on such income remaining after the regular tax, in which case the Company's earnings and shareholders' investment could be materially adversely affected.

     Currently, IPCRe pays premium excise taxes in the United States (1%), Australia (3%), and certain other jurisdictions. From time to time, U.S. legislation has been proposed which would increase such tax to 4%.

     CONTROLLED FOREIGN CORPORATION RULES. Each "United States shareholder" of a "controlled foreign corporation" ("CFC") who owns shares in the CFC on the last day of the CFC's taxable year must include in its gross income for United States federal income tax purposes its pro-rata share of the CFC's "subpart F income", even if the subpart F income is not distributed. For these purposes, any U.S. person who owns, directly or indirectly through foreign persons, or is considered to own under applicable constructive ownership rules of the Code, 10% or more of the total combined voting power of all classes of stock of a foreign corporation will be considered to be a "United States shareholder". In general, a foreign insurance company such as IPCRe is treated as a CFC only if such "United States shareholders" collectively own more than 25% of the total combined voting power or total value of the company's stock for an uninterrupted period of 30 days or more during any tax year. AIG owns 24.4% of the Common Shares and the AIG Option, although, pursuant to our Bye-laws, the combined voting power of these shares is limited to less than 10% of the combined voting power of all shares. We believe that, because of the dispersion of the Company's share ownership among holders other than AIG and because of the restrictions on transfer, issuance or repurchase of the Common Shares, shareholders of the Company will not be subject to treatment as "United States shareholders" of a CFC. In addition, because under the Bye-laws no single shareholder (including
AIG) is permitted to exercise as much as 10% of the total combined voting power of the Company, shareholders of the Company should not be viewed as "United States shareholders" of a CFC for purposes of these rules. There can be no assurance, however, that these rules will not apply to shareholders of the Company. Accordingly, U.S. persons who might, directly or through attribution, acquire 10% or more of the Common Shares of the Company should consider the possible application of the CFC rules.

     RELATED PERSON INSURANCE INCOME RULES. If IPCRe's related person insurance income ("RPII") were to equal or exceed 20% of IPCRe's gross insurance income in any taxable year, a U.S. person who owns Common Shares directly or indirectly on the last day of the taxable year would likely be required to include in its income for U.S. federal income tax purposes the shareholder's pro-rata share of IPCRe's RPII for the taxable year, determined as if such RPII were distributed proportionately to such United States shareholders at that date regardless of whether such income is distributed. The amount of RPII earned by IPCRe (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. shareholder of IPCRe or any person related to such shareholder, including the Company) will depend on a number of factors, including the geographic distribution of IPCRe's business and the identity of persons directly or indirectly insured or reinsured by IPCRe. Although we do not believe that the 20% threshold was met in taxable years 1994, 1995, 1996, 1997, 1998 or 1999, some of the factors which determine the extent of RPII in any period may be beyond our control. Consequently, there can be no assurance that IPCRe's RPII will not equal or exceed 20% of its gross insurance income in any taxable year.

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

ITEM 2.  PROPERTIES

     Pursuant to an administrative services agreement with American International Company, Limited ("AICL"), a wholly-owned subsidiary of AIG, the Company and IPCRe are allocated office space in AICL's building in Bermuda and the Company's principal executive offices are located there. The address of the principal executive offices is American International Building, 29 Richmond Road, Pembroke HM 08, Bermuda and our telephone number is (441) 298-5100.

ITEM 3.  LEGAL PROCEEDINGS

     We will be subject to litigation and arbitration in the ordinary course of our business. We are not currently involved in any material pending litigation or arbitration proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the year ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The Common Shares have been included for trading on the Nasdaq National Market under the symbol "IPCR".

     The following table sets out, for the periods indicated, the high and low sales prices for the Common Shares as reported by the Nasdaq National Market. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and do not necessarily represent actual transactions.

                                                                HIGH        LOW
                                                              --------    --------
1999
  Quarter ended March 31, 1999..............................  $23.1875    $     19.7500
  Quarter ended June 30, 1999...............................   21.6250          17.3750
  Quarter ended September 30, 1999..........................   22.5000          18.5625
  Quarter ended December 31, 1999...........................   20.3750          14.2500
1998
  Quarter ended March 31, 1998..............................  $32.7500    $     29.5625
  Quarter ended June 30, 1998...............................   33.2500          29.1250
  Quarter ended September 30, 1998..........................   30.6250          21.1875
  Quarter ended December 31, 1998...........................   26.3750          19.0000

     As of February 29, 2000, there were 104 holders of record of common shares.

     In each of March, June, and September, 1999, IPC Holdings aid dividends of $0.3175 per common share. In December 1999, IPC Holdings paid a dividend of $0.16 per common share. In each of March, June, September, and December 1998, IPC Holdings paid dividends of $0.3175 per common share. In addition, in March 1998, IPC Holdings paid a special dividend of $0.80 per common share. The actual amount and timing of any future dividends is at the discretion of the Board and is dependent upon our profits and financial requirements, as well as loss experience, business opportunities and any other factors that the Board deems relevant. In addition, if we have funds available for distribution, we may nevertheless determine that such funds should be retained for the purposes of replenishing capital, expanding premium writings or other purposes. IPC Holdings is a holding company, whose principal source of income is cash dividends and other permitted payments from IPCRe. The payment of dividends from IPCRe to IPC Holdings is restricted under Bermuda law and regulation, including Bermuda insurance law and under IPCRe's five-year $300 million revolving credit facility with a syndicate of lenders led by Bank One N.A.(formerly the First National Bank of Chicago). The credit facility limits the amount of dividends that may be paid by IPCRe to IPC Holdings to the lesser of i) IPCRe's aggregate positive net income from March 31, 1998 to the end of the then-current fiscal quarter over the aggregate amount of all dividends and distributions paid during the same period, and

ii) IPCRe's positive consolidated net income for the four fiscal quarters then ending over the aggregate amount of all dividends and distributions paid during the same period.

     Under the Insurance Act, IPCRe is prohibited from paying dividends of more than 25% of its statutory capital and surplus at the beginning of the fiscal year unless it files an affidavit stating it will continue to meet the required solvency margin and minimum liquidity ratio requirements, and from declaring or paying dividends without the approval of the Minister of Finance if it failed to meet its required margins from the previous fiscal year. The maximum amount of dividends which could be paid by IPCRe to IPC Holdings at January 1, 2000 without such notification is approximately $125,677,000. The Insurance Act also requires IPCRe to maintain a minimum solvency margin and minimum liquidity ratio and prohibits dividends which would result in a breach of these requirements. In addition, IPCRe is prohibited under the Insurance Act from reducing its opening total statutory capital by more than 15% without the approval of the Minister of Finance. As a result of these factors, there can be no assurance that our dividend policy will not change or that we will declare or pay any dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The historical consolidated financial data presented below as of and for each of the periods ended December 31, 1999, 1998, 1997, 1996, and 1995 were derived from our consolidated financial statements which are incorporated herein by reference to the Annual Report. The selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" also contained in the Annual Report and incorporated herein by reference.

                                                        YEAR ENDED DECEMBER 31,
                                  -------------------------------------------------------------------
                                     1999          1998          1997          1996          1995
                                  -----------   -----------   -----------   -----------   -----------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF INCOME DATA
Gross premiums written..........  $    97,162   $   111,265   $   117,050   $   111,569   $   104,096
Net premiums earned.............       94,967       120,125       112,486       113,642       101,541
Net investment income...........       30,327        30,053        29,883        28,883        22,855
Loss and loss expenses
  incurred......................      129,362        61,459        14,708        32,732        36,657
Acquisition costs...............       13,028        16,968        13,487        11,849        10,315
General & administrative
  expenses(1)...................       10,052        11,051        10,238         9,250         6,112
Realized gains/(losses), net on
  investments...................       30,355         7,014        (3,616)        3,871         2,973
Net income......................  $     3,207   $    67,714   $   100,320   $    92,565   $    74,285
Net income per common
  share(2)......................  $      0.12   $      2.55   $      3.79   $      3.55   $      2.90
Weighted average shares
  outstanding(2)................   25,988,116    26,547,062    26,492,401    26,080,744    25,618,719
Dividend per common share(3)....  $    1.1125   $      2.07   $      3.27   $    0.8925            --
OTHER DATA
Loss and loss expense
  ratio(4)......................        136.2%         51.2%         13.1%         28.8%         36.1%
Expense ratio(4)................         23.9%         23.0%         19.7%         19.2%         17.4%
Combined ratio(4)...............        160.1%         74.2%         32.8%         48.0%         53.5%
Return on average equity(5).....          0.6%         12.4%         19.6%         19.9%         19.1%

                                                        YEAR ENDED DECEMBER 31,
                                  -------------------------------------------------------------------
                                     1999          1998          1997          1996          1995
                                  -----------   -----------   -----------   -----------   -----------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BALANCE SHEET DATA
  (AT END OF PERIOD)
Total cash and investments......  $   594,754   $   599,981   $   538,759   $   503,846   $   444,082
Reinsurance balances
  receivable....................       21,460        20,747        27,723        25,687        25,451
Total assets....................      640,942       643,091       585,019       548,081       485,248
Reserve for losses and loss
  expenses......................      111,441        52,226        27,590        28,483        24,717
Unearned premiums...............       16,364        17,602        26,462        21,898        23,971
Total shareholders'
  investment....................  $   504,931   $   565,952   $   528,293   $   496,135   $   434,292
Book value per common
  share(6)......................  $     19.43   $     21.32   $     19.94   $     19.02   $     16.58

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

(3) Dividend per common share is based on the number of average outstanding common shares during the years ended December 31, 1999, 1998, 1997 and 1996, respectively.

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

(5) Return on average equity equals the annual net income divided by the average of the shareholders' investment on the first and last day of the respective period.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Exhibits

1. Financial Statements

     The following Consolidated Financial Statements of IPC Holdings and Report of Independent Auditors are incorporated herein by reference to pages 18 to 39 of the Annual Report:

     Report of Independent Public Accountants
     Consolidated balance sheets as of December 31, 1999 and 1998
     Consolidated statements of income for the years ended December 31, 1999, 1998 and 1997
     Consolidated statements of comprehensive (loss) income for the years ended December 31, 1999, 1998 and 1997
     Consolidated statements of changes in shareholders' investment for the years ended December 31, 1999, 1998 and 1997
     Consolidated statements of cash flows for the years ended December 31, 1999, 1998 and 1997
     Notes to the consolidated financial statements

2. Financial Statement Schedules

     Report of Independent Public Accountants on Schedules
     Schedule II -- Condensed Financial Information of Registrant
     Schedule III -- Supplementary Insurance Information of Subsidiary for the years ended December 31, 1999, 1998 and 1997.
     Schedule IV -- Supplementary Information concerning Reinsurance for the years ended December 31, 1999, 1998 and 1997.

     Certain schedules have been omitted, either because they are not applicable, or because the information is included in our consolidated financial statements incorporated by reference to the Annual Report.

3. Exhibits

EXHIBIT                                                                     METHOD
NUMBER                            DESCRIPTION                             OF FILING
-------                           -----------                             ---------
  3.1     Memorandum of Association of the Company....................               *
  3.2     Amended and Restated Bye-Laws of the Company................               *
  3.3     Form of Memorandum of Increase of Share Capital.............               *
  3.4     Form of Registration Rights Agreement.......................               *
  4.1     Form of Share Certificate...................................               *
 10.1     Termination Agreement among the Company and its previous
          shareholders................................................               *
 10.2     Form of Amended and Restated Option Agreement entered into
          between the Company and AIG.................................               *
 10.3+    Amended and Restated IPC Holdings, Ltd. Stock Option Plan...  Filed herewith
 10.4+    IPCRe Defined Contribution Plan.............................               *
 10.5     Amended and Restated Administrative Services Agreement among
          the Company, IPCRe and AICL.................................               *
 10.6     Investment Management Agreement between IPCRe and AIGIC.....              **
 10.7     Investment Sub-Advisory Agreement between AIGIC and AIGIC
          (Europe) (formerly known as Dempsey & Company International
          Limited)....................................................               *
 10.8     Custodial Agreement between AIGTS and IPCRe.................               *
 10.9+    Retirement Agreement between IPCRe and James P. Bryce.......               *
 10.10+   Retirement Agreement between IPCRe and Peter J.A. Cozens....               *
 10.11+   Amended and Restated IPC Holdings, Ltd. Deferred
          Compensation Plan...........................................             [ ]
 10.12    Credit Agreement between IPCRe Limited, the First National
          Bank of Chicago, and other Lenders named therein............              ++
 10.13    Form of Limited Waiver to Credit Agreement between IPCRe
          Limited, Bank One N.A. and other Lenders named therein......             [ ]
 11.1     Statement regarding Computation of Per Share Earnings.......  Filed herewith
 13.1     Portions of the Annual Report incorporated herein by
          reference...................................................  Filed herewith
 21.1     Subsidiaries of the Registrant..............................  Filed herewith
 23.1     Consent of Arthur Andersen..................................  Filed herewith
 27.1     Financial Data Schedule.....................................  Filed herewith

---------------
 * Incorporated by reference to the corresponding exhibit in the Company's Registration Statement on Form S-1 (No. 333-00088).

** Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1997 (File No. 0-27662).

 ++ Incorporated by reference to Exhibits 10.1 and 10.2 to the Company's Form
    10-Q for the quarter ended June 30, 1998 (File No. 0-27662).

 [ ] Incorporated by reference to Exhibits 10.1 and 10.2 to the Company's Form
     10-Q for the quarter ended September 30, 1999 (File No. 0-27662).

 + Management contract or compensatory plan, contract or arrangement.

     (b) Reports on Form 8-K.

          No reports were filed on Form 8-K during the fourth quarter of 1999.

                               IPC HOLDINGS, LTD.

                               INDEX TO SCHEDULES

  SCHEDULE/REPORT                                                                   PAGE
  ---------------                                                                   ----
  Report of Independent Public Accountants on Schedules.........................     25
  Schedule II       Consolidated Financial Information of the Registrant........     26
  Schedule III      Supplementary Insurance Information of Subsidiary for the        29
                    years ended December 31, 1999, 1998 and 1997................
  Schedule IV       Supplementary Information concerning Reinsurance for the         30
                    years ended December 31, 1999, 1998 and 1997................

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
IPC HOLDINGS, LTD.

     We have audited in accordance with generally accepted auditing standards the consolidated financial statements of IPC Holdings, Ltd. and subsidiaries included in IPC Holdings, Ltd.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 4, 2000. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. The schedules listed in the accompanying index are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN

Hamilton, Bermuda
February 4, 2000

                                                                     SCHEDULE II

                               IPC HOLDINGS, LTD.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEET
                                (PARENT COMPANY)
               (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                                               AS OF DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
ASSETS:
Cash........................................................  $     22    $     69
Investment in wholly-owned subsidiaries.....................   506,410     566,809
Other assets................................................     1,548       1,577
                                                              --------    --------
          Total assets......................................  $507,980    $568,455
                                                              ========    ========
LIABILITIES:
Payable to subsidiaries.....................................  $  2,896    $  2,481
Other liabilities...........................................       154          22
                                                              --------    --------
          Total liabilities.................................     3,050       2,503
                                                              --------    --------
SHAREHOLDERS' INVESTMENT:
Share Capital -- 1999 and 1998: 25,033,932 shares
                 outstanding, par value $0.01...............       250         250
Additional paid in capital..................................   299,833     299,833
Retained earnings...........................................   210,285     234,928
Accumulated other comprehensive income......................    (5,438)     30,941
                                                              --------    --------
          Total shareholders' investment....................   504,930     565,952
                                                              --------    --------
          Total liabilities and shareholders' investment....  $507,980    $568,455
                                                              ========    ========

                                                                     SCHEDULE II

                               IPC HOLDINGS, LTD.

          CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- (CONTINUED)

                              STATEMENT OF INCOME
                                (PARENT COMPANY)
               (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1999      1998        1997
                                                              ------    -------    --------
Interest income.............................................  $    5    $    15    $     25
Expenses:
  Operating costs and expenses, net.........................     779        889       1,490
                                                              ------    -------    --------
(Loss)/profit before equity in net income of wholly-owned
  subsidiaries..............................................    (774)      (874)     (1,465)
Equity in net income of wholly-owned subsidiaries...........   3,981     68,588     101,785
                                                              ------    -------    --------
Net income available to common shareholders.................  $3,207    $67,714    $100,320
                                                              ======    =======    ========

                    STATEMENT OF COMPREHENSIVE (LOSS) INCOME
                                (PARENT COMPANY)
               (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                                                1999       1998        1997
                                                              --------    -------    --------
Net income..................................................  $  3,207    $67,714    $100,320
                                                              --------    -------    --------
Other comprehensive (loss) income:
  Holding (losses) gains, net on investments during
     period.................................................    (6,024)    28,479       9,758
  Reclassification adjustment for (gains) losses included in
     net income.............................................   (30,355)    (7,014)      3,616
                                                              --------    -------    --------
                                                               (36,379)    21,465      13,374
                                                              --------    -------    --------
Comprehensive (loss) income.................................  $(33,172)   $89,179    $113,694
                                                              ========    =======    ========

                                                                     SCHEDULE II

                               IPC HOLDINGS, LTD.

          CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- (CONTINUED)

                            STATEMENT OF CASH FLOWS
                                (PARENT COMPANY)
               (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1999        1998        1997
                                                            --------    --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income................................................  $  3,207    $ 67,714    $ 100,320
Adjustments to reconcile net income to cash provided by:
  Equity in net income from subsidiaries..................    (3,981)    (68,588)    (101,785)
  Changes in, net:
     Other assets.........................................        29        (295)        (919)
     Payable to subsidiaries..............................       415          --          856
     Other liabilities....................................       132         (44)          35
                                                            --------    --------    ---------
                                                                (198)     (1,213)      (1,493)
                                                            --------    --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Additional share capital..................................        --         300          266
Dividends received from subsidiaries......................    28,000      52,450       82,801
Dividends paid to shareholders............................   (27,849)    (51,820)     (81,802)
                                                            --------    --------    ---------
                                                                 151         930        1,265
                                                            --------    --------    ---------
Net increase (decrease) in cash and cash equivalents......       (47)       (283)        (228)
Cash and cash equivalents, beginning of year..............        69         352          580
                                                            --------    --------    ---------
Cash & cash equivalents, end of year......................  $     22    $     69    $     352
                                                            ========    ========    =========

                                                                    SCHEDULE III

                      IPC HOLDINGS, LTD. AND SUBSIDIARIES

                 SUBSIDIARY SUPPLEMENTARY INSURANCE INFORMATION
               (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                         FUTURE POLICY                                        BENEFITS,    AMORTIZATION
                          DEFERRED         BENEFITS,                                           CLAIMS,     OF DEFERRED
                           POLICY       LOSSES, CLAIMS                              NET       LOSSES AND      POLICY        OTHER
                         ACQUISITION       AND LOSS        UNEARNED   PREMIUM    INVESTMENT   SETTLEMENT   ACQUISITION    OPERATING
SEGMENT                     COSTS           EXPENSE        PREMIUMS   REVENUE      INCOME      EXPENSES       COSTS       EXPENSES
-------                  -----------   -----------------   --------   --------   ----------   ----------   ------------   ---------
1999:
  Property & Similar...    $1,980          $111,441        $16,364    $ 94,967    $30,322      $129,362      $13,028       $8,912
1998:
  Property & Similar...     2,048            52,226         17,602     120,125     30,038        61,459       16,968        9,856
1997:
  Property & Similar...     2,593            27,590         26,462     112,486     29,858        14,708       13,487        7,272


                          GROSS
                         PREMIUMS
SEGMENT                  WRITTEN
-------                  --------
1999:
  Property & Similar...  $ 97,162
1998:
  Property & Similar...   111,265
1997:
  Property & Similar...   117,050

                                                                     SCHEDULE IV

                                  REINSURANCE
               (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                                     CEDED TO     ASSUMED                     PERCENTAGE OF
                                                       OTHER     FROM OTHER                       AMOUNT
                                      GROSS AMOUNT   COMPANIES   COMPANIES    NET AMOUNT(1)   ASSUMED TO NET
                                      ------------   ---------   ----------   -------------   --------------
1999:
  Property & Similar................       $--        $3,816      $ 97,162      $ 93,346           104%
1998:
  Property & Similar................       --             --       111,265       111,265           100%
1997:
  Property & Similar................       --             --       117,050       117,050           100%

---------------
(1) Premiums Written

                               IPC HOLDINGS, LTD.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Pembroke, Bermuda, on the 22nd day of March, 2000.

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

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----

               /s/ JOSEPH C.H. JOHNSON                 Chairman of the Board of        March 22, 2000
-----------------------------------------------------    Directors
                 Joseph C.H. Johnson

                 /s/ JOHN P. DOWLING                   President, Chief Executive      March 22, 2000
-----------------------------------------------------    Officer and Director
                   John P. Dowling

                  /s/ JOHN R. WEALE                    Vice President and Chief        March 22, 2000
-----------------------------------------------------    Financial Officer
                    John R. Weale

                 /s/ RUSSELL FISHER                    Deputy Chairman of Board of     March 22, 2000
-----------------------------------------------------    Directors
                   Russell Fisher

                 /s/ ANTHONY PILLING                   Director                        March 22, 2000
-----------------------------------------------------
                 Anthony M. Pilling

                 /s/ CLARENCE JAMES                    Director                        March 22, 2000
-----------------------------------------------------
        Dr. The Honourable Clarence E. James

                   /s/ FRANK MUTCH                     Director                        March 22, 2000
-----------------------------------------------------
                     Frank Mutch

                  /s/ JOHN SCHMIDT                     Director                        March 22, 2000
-----------------------------------------------------
                   John T. Schmidt

                                 EXHIBIT INDEX

EXHIBIT                                                                     METHOD
NUMBER                            DESCRIPTION                             OF FILING
-------                           -----------                             ---------
 3.1      Memorandum of Association of the Company....................        *
 3.2      Amended and Restated Bye-Laws of the Company................        *
 3.3      Form of Memorandum of Increase of Share Capital.............        *
 3.4      Form of Registration Rights Agreement.......................        *
 4.1      Form of Share Certificate...................................        *
10.1      Termination Agreement among the Company and its previous
          shareholders................................................        *
10.2      Form of Amended and Restated Option Agreement entered into
          between the Company and AIG.................................        *
10.3+     Amended and Restated IPC Holdings, Ltd. Stock Option Plan...  Filed herewith
10.4+     IPCRe Defined Contribution Plan.............................        *
10.5      Amended and Restated Administrative Services Agreement among
          the Company, IPCRe and AICL.................................        *
10.6      Investment Management Agreement between IPCRe and AIGIC.....        **
10.7      Investment Sub-Advisory Agreement between AIGIC and AIGIC
          (Europe) (formerly known as Dempsey & Company International
          Limited)....................................................        *
10.8      Custodial Agreement between AIGTS and IPCRe.................        *
10.9+     Retirement Agreement between IPCRe and James P. Bryce.......        *
10.10+    Retirement Agreement between IPCRe and Peter J.A. Cozens....        *
10.11+    Amended and Restated IPC Holdings, Ltd. Deferred
          Compensation Plan...........................................        #
10.12     Credit Agreement between IPCRe Limited, the First National
          Bank of Chicago, and other Lenders named therein............        ++
10.13     Form of Limited Waiver to Credit Agreement between IPCRe
          Limited, Bank One N.A. and other Lenders named therein......        #
11.1      Statement regarding Computation of Per Share Earnings.......  Filed herewith
13.1      Portions of the Annual Report incorporated herein by
          reference...................................................  Filed herewith
21.1      Subsidiaries of the Registrant..............................  Filed herewith
23.1      Consent of Arthur Andersen..................................  Filed herewith
27.1      Financial Data Schedule.....................................  Filed herewith

---------------
 * Incorporated by reference to the corresponding exhibit in the Company's Registration Statement on Form S-1 (No. 333-00088).

** Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1997 (File No. 0-27662).

 ++ Incorporated by reference to Exhibits 10.1 and 10.2 to the Company's Form
    10-Q for the quarter ended June 30, 1998 (File No. 0-27662).

 # Incorporated by reference to Exhibits 10.1 and 10.2 to the Company's Form
   10-Q for the quarter ended September 30, 1999 (File No. 0-27662).

 + Management contract or compensatory plan, contract or arrangement.