Form 10-Q
period 2000-03-31
IPC HOLDINGS LTD
filed 2000-05-10
CIK 909815

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2000
                                        --------------

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ................. TO ...............

        COMMISSION FILE NUMBER:  0-27662
                                 -------

                               IPC HOLDINGS, LTD.
             (Exact name of registrant as specified in its charter)

                 BERMUDA                              NOT APPLICABLE
------------------------------------------    ----------------------------------
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes . X.. No ........


The number of outstanding common shares par value U.S. $0.01 per share of IPC Holdings, Ltd., as of May 8, 2000, was 25,033,932.

                                 TOTAL PAGES 14
                        EXHIBIT INDEX LOCATED ON PAGE 12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

 (Expressed in thousands of United States dollars, except for per share amounts)

--------------------------------------------------------------------------------

                                                                                    As of            As of
                                                                                March 31, 2000  December 31, 1999
                                                                                --------------  -----------------
                                                                                  (unaudited)      (audited)
ASSETS:

Fixed maturity investments:
   Available for sale, at fair market value (Amortized
   cost 2000: $498,052; 1999: $501,424)                                           $ 483,080        $ 487,826

Equity investments, available for sale (Cost 2000:
   $70,976; 1999: $70,699)                                                           80,669           78,859
Cash and cash equivalents                                                            21,526           28,069

Reinsurance balances receivable (Related party 2000:
   $9,041; 1999: $3,886)                                                             46,903           21,460
Deferred premiums ceded                                                               1,203              384

Loss reserves recoverable (Related party 2000: $365;
   1999: $459)                                                                        3,646            4,585
Accrued investment income                                                            11,674           13,689
Deferred acquisition costs                                                            5,656            1,980
Prepaid expenses and other assets                                                     5,082            4,090
                                                                                  ---------        ---------
                                                                                  $ 659,439        $ 640,942
                                                                                  =========        =========

LIABILITIES:

Reserve for losses and loss adjustment expenses                                   $  84,009        $ 111,441
Unearned premiums                                                                    50,933           16,364

Reinsurance balances payable (Related party 2000:
   $149; 1999: $119)                                                                  1,492            1,190
Deferred commissions                                                                    183               33
Accounts payable and accrued liabilities (Related
   party 2000: $1,247; 1999: $1,689)                                                  7,921            6,983
                                                                                  ---------        ---------
                                                                                    144,538          136,011
                                                                                  ---------        ---------

SHAREHOLDERS' INVESTMENT:

Share capital (Common shares outstanding, par value U.S.$0.01:2000:
25,033,932; 1999: 25,033,932 shares)                                                    250              250
Additional paid-in capital                                                          299,833          299,833
Retained earnings                                                                   220,097          210,286
Accumulated other comprehensive (loss) income                                        (5,279)          (5,438)
                                                                                  ---------        ---------
                                                                                    514,901          504,931
                                                                                  ---------        ---------

                                                                                  ---------        ---------
                                                                                  $ 659,439        $ 640,942
                                                                                  =========        =========

           See accompanying Notes to Consolidated Financial Statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

 (Expressed in thousands of United States dollars, except for per share amounts)

--------------------------------------------------------------------------------

                                                           Three Months ended March 31,
                                                           ----------------------------
                                                             2000                1999
                                                             ----                ----
REVENUES:                                                (Unaudited)         (Unaudited)

Gross premiums written                                   $     57,833        $     65,315
Premiums ceded                                                 (1,355)             (2,839)
                                                         ------------        ------------
Net written premiums                                           56,478              62,476
Change in unearned premiums, net                              (33,751)            (38,698)
                                                         ------------        ------------
Net premiums earned                                            22,727              23,778
Net investment income                                           7,587               7,413
Realized (losses) gains, net on investments                      (143)              6,545
                                                         ------------        ------------
                                                               30,171              37,736
                                                         ============        ============

EXPENSES:

Losses and loss adjustment expenses, net                       14,912              16,773
Acquisition costs, net                                          2,491               3,370
General and administrative expenses                             2,680               2,276
Exchange loss / (gain)                                            277                 101
                                                         ------------        ------------
                                                               20,360              22,520
                                                         ------------        ------------

                                                         ------------        ------------
NET INCOME                                               $      9,811        $     15,216
                                                         ============        ============


Basic net income per common share                              $ 0.39              $ 0.61
Diluted net income per common share                            $ 0.39              $ 0.58

Weighted average number of common shares - basic           25,033,932          25,033,932
Weighted average number of common shares - diluted         25,101,570          26,172,696



           See accompanying Notes to Consolidated Financial Statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                (Expressed in thousands of United States dollars)
--------------------------------------------------------------------------------

                                                                              Three months ended March 31,
                                                                              ----------------------------
                                                                                 2000              1999
                                                                                 ----              ----
                                                                              (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                 $       9,811     $     15,216
Adjustments to reconcile net income to cash provided
     by operating activities:
     Amortization of investment premium, net                                         (50)             (17)
     Realized (gains) losses, net on investments                                     143           (6,545)
     Changes in, net:
         Reinsurance balances receivable                                         (25,443)         (36,057)
         Deferred premiums ceded                                                    (819)          (2,129)
         Loss reserves recoverable                                                   939                0
         Accrued investment income                                                 2,015            2,844
         Deferred acquisition costs                                               (3,676)          (4,573)
         Prepaid expenses and other assets                                          (992)          (1,093)
         Reserve for losses and loss adjustment expenses                         (27,432)           5,903
         Unearned premiums                                                        34,569           40,826
         Reinsurance balances payable                                                302            2,311
         Deferred commissions                                                        150              396
         Accounts payable and accrued liabilities                                    938              840
                                                                           -------------     ------------
                                                                                  (9,545)          17,922
                                                                           -------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of fixed maturity investments                                           (56,995)        (119,600)
Proceeds from sale of fixed maturity investments                                  60,149          103,687
Proceeds from maturities of fixed maturity investments                                 0           20,500
Purchases of equity investments                                                     (713)          (1,547)
Proceeds from sale of equity investments                                             561           23,541
                                                                           -------------     ------------
                                                                                   3,002           26,581
                                                                           -------------     ------------

CASH FLOWS FROM FINANCING ACTIVITES:

Additional share capital                                                               0                0
Cash dividends paid to shareholders                                                    0           (7,948)
                                                                           -------------     ------------
                                                                                       0           (7,948)
                                                                           -------------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (6,543)          36,555
CASH AND CASH EQUIVALENTS, beginning of period                                    28,069           20,966
                                                                           -------------     ------------
CASH AND CASH EQUIVALENTS, end of period                                   $      21,526     $     57,521
                                                                           =============     ============




           See accompanying Notes to Consolidated Financial Statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                (Expressed in thousands of United States dollars)
--------------------------------------------------------------------------------


                                                                      Three Months ended March 31,
                                                                      ----------------------------
                                                                          2000            1999
                                                                          ----            ----

   NET INCOME                                                           $  9,811        $ 15,216
                                                                        --------        --------
   OTHER COMPREHENSIVE INCOME (LOSS):

       Holding (losses ) gains, net on investments during period              16          (2,013)
       Reclassification adjustment for (gains) losses included in
       net income                                                            143          (6,545)
                                                                        --------        --------
                                                                             159          (8,558)
                                                                        --------        --------
   COMPREHENSIVE INCOME                                                 $  9,970        $  6,658
                                                                        ========        ========






          See accompanying Notes to Consolidated Financial Statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Expressed in thousands of United States dollars, except for per share amounts)
                                   (unaudited)

--------------------------------------------------------------------------------

1.     GENERAL:

       The consolidated interim financial statements presented herein have been prepared on the basis of United States generally accepted accounting principles ("GAAP") and include the accounts of IPC Holdings, Ltd. (the "Company"), and its wholly owned subsidiaries, IPCRe Limited ("IPCRe") and IPCRe Services Limited ("Services" and, together with the Company and IPCRe, "IPC") and IPCRe Europe Limited, which is a wholly-owned subsidiary of IPCRe. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three month periods ended March 31, 2000 and 1999, respectively, the balance sheet at March 31, 2000 and the cash flows for the three month periods ended March 31, 2000 and 1999, respectively. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.     DIVIDENDS:

       No dividends have been declared or paid in 2000 to date.


3.     NET INCOME PER SHARE:

       The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", which requires dual presentation of basic and diluted earnings per share. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Stock options held by a shareholder of the Company were considered common stock equivalents and were included in the number of weighted average shares outstanding using the treasury stock method. Stock options granted to employees on February 15, 1996, July 25, 1996, January 2, 1997, January 2, 1998, January 4, 1999 and January 3, 2000 were also considered common stock equivalents for the purpose of calculating diluted net income per common share.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS, QUARTERS ENDED MARCH 31, 2000 AND 1999

       The following is a discussion of the results of operations and financial position of IPC Holdings, Ltd. References to "we", "our" or "IPC" mean IPC Holdings together with its wholly-owned subsidiaries, IPCRe Limited ("IPCRe"), and IPCRe Services Limited. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes, for the quarter ended March 31, 2000.

       In the quarters ended March 31, 2000 and 1999, we wrote premiums of $57.8 million and $65.3 million, respectively. Written premiums were impacted by a number of treaties written effective January 1, 1999, which had policy periods greater than twelve months because of clients' concerns regarding Year 2000 issues. The reductions in written premiums resulting from this, which totaled approximately $7.1 million, were partially offset by increases in premium rates, which were in the range of 1 to 5% for loss-free contracts, and approximately 10% for loss-impacted contracts. Written premiums also included reinstatement premiums of $1.4 million in the first quarter of 2000, which is similar to the amount of reinstatement premiums recorded in the first quarter of 1999. We ceded premiums of $1.4 million to IPCRe's proportional reinsurance facility in the first quarter of 2000, compared to $2.8 million ceded in the first quarter of 1999. This reduction is primarily due to the fact that some of the treaties ceded in 1999 were also those which had policy periods greater than twelve months. Accordingly, net premiums earned in the three months ended March 31, 2000 were $22.7 million, compared to $23.8 million in the same period in 1999, a decrease of 4.4%. Earned premiums were lower primarily because the amount of premiums written in the latter half of 1998 (earned during 1999) was greater than the premiums written in the corresponding period of 1999.

       Net investment income was $7.6 million in the quarter ended March 31, 2000, compared to $7.4 million for the quarter ended March 31, 1999, an increase of 2.4%. This increase is a result of an increase in the net yield of the portfolio.

       There was a net realized loss from the sale of investments in the quarter ended March 31, 2000 of $0.1 million, compared to a gain of $6.5 million in the first quarter of 1999. Net realized gains and losses fluctuate from period to period, depending on the individual securities sold, as recommended by IPCRe's investment advisor. In February 1999, there was a reallocation within the portfolio, whereby the equity element was reduced from approximately 15% to 12%, and the majority of the 1999 first quarter gains were realized from sales in that reallocation.

       In the three months ended March 31, 2000, incurred losses were $14.9 million, compared to $16.8 million in the first quarter of 1999. Incurred losses in the first quarter were primarily the result of development of claims from the European storms which occurred in December 1999 ($9.3 million) and from Typhoon Bart, which struck Japan in late September 1999 ($1.8 million). In 1999, incurred losses included $6.3 million from the Rouge Industries steel mill explosion, as well as claims from various events which had occurred in the latter half of 1998. Our loss and loss expense ratio (the ratio of losses and loss adjustment expenses to premiums earned) was 65.6% in the first quarter of 2000, compared to 70.5% in the first quarter of 1999.

       Acquisition costs incurred, which consist primarily of commissions and brokerage fees paid to intermediaries for the production of business, were $2.5 million for the quarter ended March 31, 2000, compared to $3.4 million in the same period of 1999, a decrease of 26.1%. The reduction is due to the decrease in earned premiums, as well as reductions in the accruals of profit commissions and no-claims bonuses, because of losses on those contracts. General and administrative expenses were $2.7 million in the quarter ended March 31, 2000, compared to the $2.3 million incurred in the corresponding period in 1999. This increase is due primarily to costs incurred as a result of the closure of IPCRe Services' office in London, as well as an increase in salaries and benefits. IPC's expense ratio (the ratio of acquisition costs plus general and administrative expenses to premiums earned) was 22.8% for the quarter ended March 31, 2000 compared to 23.8% for the corresponding period in 1999.

       The following table summarizes the loss and loss expense ratio, expense ratio and combined ratio (sum of loss and loss expense ratio, plus expense ratio) for the quarters ended March 31, 2000 and 1999, respectively:

                                                     Quarter ended March 31,
                                                     -----------------------
                                                  2000                    1999
                                                  ----                    ----
     Loss & loss expense ratio                    65.6%                   70.5%
     Expense ratio                                22.8%                   23.8%
     Combined ratio                               88.4%                   94.3%

       Our net income for the quarter ended March 31, 2000 was $9.8 million, compared to $15.2 million for the corresponding period in 1999, a decrease of 35.5%. Excluding the effects of net realized gains and losses arising from the sale of investments, net operating income for the first quarter of 2000 was $10.0 million, compared to $8.7 million for the first quarter of 1999, an increase of 14.8%. This increase is primarily the result of lower losses and lower expenses, as discussed above.

       LIQUIDITY AND CAPITAL RESOURCES

       IPC Holdings is a holding company that conducts no reinsurance operations of its own. It's cash flows are limited to distributions from IPCRe and Services by way of loans or dividends. The dividends that IPCRe may pay are limited under Bermuda legislation and IPCRe's revolving credit facility. The Bermuda Insurance Act of 1978, and subsequent amendments thereto, require IPCRe to maintain a minimum solvency margin and a minimum liquidity ratio. The maximum dividend payable by IPCRe in accordance with Bermuda regulations as of January 1, 2000 was approximately $126 million.

       IPCRe's sources of funds consist of premiums written, investment income and proceeds from sales and redemptions of investments. Cash is used primarily to pay losses and loss adjustment expenses, premiums retroceded, brokerage commissions, excise taxes, general and administrative expenses and dividends. The potential for a large catastrophe means that unpredictable and substantial payments may need to be made within relatively short periods of time. Hence our cash flows may fluctuate significantly from period to period.

       Net cash outflows from operating activities in the three months ended March 31, 2000 were $(9.5) million compared to a net cash inflow from operations of $17.9 million in the corresponding period in 1999, which represents a decrease of 153.1%. The decrease is primarily the result of the significant amount of net claim payments in the first quarter of 2000, which totaled $40.3 million, compared to $10.3 million in the first quarter of 1999.

       Net cash flows from investing activities in the first three months of 2000 were $3.0 million. Cash and cash equivalents decreased by $6.5 million in the three months ended March 31, 2000, resulting in a balance of $21.5 million at March 31, 2000. At March 31, 2000, 50.5% of IPC's fixed maturity portfolio (based on market value) was held in cash, United States Treasury notes and in securities rated AAA, and 35.2% was held in securities rated AA. The average modified duration of IPC's fixed maturity portfolio was 2.4 years. IPC's portfolio does not contain any investments in real estate or mortgage loans. We believe that IPCRe's $300 million revolving credit facility, and the relatively high quality of its investment portfolio, provide sufficient liquidity to meet IPC's cash demands.

       Neither the Company, IPCRe nor Services have any material commitments for capital expenditures.

       YEAR 2000 DISCLOSURE STATEMENT

       IPCRe is principally an excess of loss property catastrophe reinsurer. IPCRe's reinsurance policies did not specifically include Y2K as a covered event and IPCRe did not intend to provide specific coverage for losses arising from Y2K events. We carefully monitored the terms of policy renewals with respect to the extent that they oblige us to provide such coverage and, with respect to the January 1, 1999 renewals, we declined certain business.

       Although no significant property damage has been reported with Y2K as its primary cause, a limited number of commercial policyholders have sought a response from their property insurers for compensation for remedial costs. These cases involve a creative interpretation of the sue and labour clause in policies, which is designed to compensate policyholders for costs involved in efforts to mitigate losses from insured events. The outcome of these cases is uncertain but, given the limited number of cases, we currently believe that such cases are unlikely to have a significant impact, if any, on IPCRe's operations.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       IPCRe commissioned an independent Value at Risk ("VAR") analysis, to estimate the maximum potential loss of fair value for each segment of market risk, as of December 31, 1999. VaR is a summary statistical measure that uses historical interest and foreign currency exchange rates and equity prices and estimates of the volatility and correlation of each of these rates and prices to calculate the maximum loss that could occur within a given statistical confidence level and time horizon. The independent analyst calculated the VaR with respect to the net fair value of IPCRe's financial instrument assets as of December 31, 1999. This calculation used the variance-covariance (delta-normal) methodology. The calculation used daily historical interest and foreign currency exchange rates and equity prices in the two year period ended December 31, 1999. The VaR model estimated the volatility of each of these rates and equity prices and the correlation among them. For interest rates, the yield curve was constructed using eleven separate points on the curve to model possible curve movements. Thus, the VaR measured the sensitivity of the asset portfolio to each of the aforementioned market risk exposures. These sensitivities were then applied to a database which contained both historical ranges of movements in all market factors and the correlations among them. The results were aggregated to provide a single amount that depicts the maximum potential loss in fair value at a confidence level of 95 percent for a time period of one month. At December 31, 1999 the VaR of IPCRe's investment portfolio was approximately $11.5 million.

       There have been no material changes to the composition of IPCRe's investment portfolio during the three months to March 31, 2000. Further, there were no material changes to interest rates or foreign exchange rates in the three months. In addition, to reduce the potential impact of exchange rate movements between the U.S. dollar, Australian dollar and the Euro, on the liabilities arising out of the Sydney hailstorm of April 1999 and the European storms of December 1999, we have purchased both Australian dollars and Euros, and at March 31, 2000 we held U.S.$0.6 million in Australian dollar time deposits, and U.S.$1.5 million in Euro time deposits. We have also entered some forward purchase agreements as follows:

            Buy                        Sell                    Date
            ---                        ----                    ----
            Eur 6.93 million        U.S.$7.00 million          April 26/00
            Aus.$8.03 million       U.S.$5.00 million          April 26/00
            Aus.$8.02 million       U.S.$5.00 million          June 26/00
            Eur 3.16 million        U.S.$3.50 million          Aug.25/00  (net transactions)
            U.S.$0.00 million       Eur 0.43 million           Nov.24/00  (net transactions)

       There were no forward purchase/sale contracts in effect during 1999.

       Accordingly, we do not believe that there has been any material change to the amount of market risk to which IPC is exposed, in the period from January 1 to March 31, 2000.

       NOTE ON FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends", or "expects". These forward-looking statements include but are not limited to expectations regarding market conditions, trends in pricing, and claims activity, and are based on a number of assumptions that are subject to risk and uncertainty, including potential market response and the effects on terms of renewals to recent and historic catastrophic events. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this report should not be considered as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Numerous factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including: greater than expected severity or frequency of catastrophic events, reductions in pricing, or a decrease in demand for property catastrophe reinsurance.

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



                                           IPC HOLDINGS, LTD.
                                           ------------------
                                              (REGISTRANT)




       DATE  MAY 9, 2000              /s/ John P. Dowling
             -----------         ------------------------------
                                      JOHN P. DOWLING
                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER




       DATE  MAY 9, 2000              /s/ John R. Weale
             -----------         ------------------------------
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