Form 10-Q
period 2000-06-30
IPC HOLDINGS LTD
filed 2000-08-11
CIK 909815

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2000

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


The number of outstanding common shares par value U.S. $0.01 per share of IPC Holdings, Ltd., as of August 8, 2000, was 25,033,932.

                                 TOTAL PAGES 16
                        EXHIBIT INDEX LOCATED ON PAGE 14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

 (Expressed in thousands of United States dollars, except for per share amounts)


                                                                 As of             As of
                                                             June 30, 2000   December 31, 1999
                                                              (unaudited)        (audited)
                                                             -------------   -----------------
ASSETS:

Fixed maturity investments:
   Available for sale, at fair market value (Amortized
   cost 2000: $496,486; 1999: $501,424)                        $ 483,102         $ 487,826
Equity investments, available for sale (Cost 2000:
$64,777; 1999: $70,699)                                           71,697            78,859
Cash and cash equivalents                                         22,419            28,069
Reinsurance balances receivable (Related party 2000:
$6,895; 1999: $3,886)                                             51,160            21,460
Deferred premiums ceded                                            2,012               384
Loss reserves recoverable (Related party 2000: $237;
1999: $459)                                                        2,372             4,585
Accrued investment income                                         12,029            13,689
Deferred acquisition costs                                         5,302             1,980
Prepaid expenses and other assets                                  4,753             4,090
                                                               ---------         ---------
                                                               $ 654,846         $ 640,942
                                                               =========         =========

LIABILITIES:

Reserve for losses and loss adjustment expenses                $  79,094         $ 111,441
Unearned premiums                                                 47,126            16,364
Reinsurance balances payable (Related party 2000: $329;
1999: $119)                                                        3,294             1,190
Deferred commissions                                                 332                33
Accounts payable and accrued liabilities (Related party
2000: $1,167; 1999: $567)                                          7,808             6,983
                                                               ---------         ---------
                                                                 137,654           136,011
                                                               ---------         ---------

SHAREHOLDERS' INVESTMENT:

Share capital (Common shares outstanding, par value
U.S.$0.01: 2000: 25,033,932; 1999: 25,033,932 shares)                250               250
Additional paid-in capital                                       299,833           299,833
Retained earnings                                                223,574           210,286
Accumulated other comprehensive (loss) income                     (6,465)           (5,438)
                                                               ---------         ---------
                                                                 517,192           504,931
                                                               ---------         ---------

                                                               ---------         ---------
                                                               $ 654,846         $ 640,942
                                                               =========         =========

           See accompanying Notes to Consolidated Financial Statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

 (Expressed in thousands of United States dollars, except for per share amounts)




                                                          Quarter ended June 30,          Six Months ended June 30,
                                                      -----------------------------     -----------------------------
                                                          2000             1999             2000             1999
                                                      ------------     ------------     ------------     ------------
REVENUES:

Gross premiums written                                      20,200     $     18,384           78,033     $     83,699
Premiums ceded                                              (1,298)            (260)          (2,653)          (3,099)
                                                      ------------     ------------     ------------     ------------
Net written premiums                                        18,902           18,124           75,380           80,600
Change in unearned premium reserve                           4,617            8,808          (29,134)         (29,890)
                                                      ------------     ------------     ------------     ------------
Net premiums earned                                         23,519           26,932           46,246           50,710
Net investment income                                        7,823            7,651           15,410           15,064
Realized gains/(losses), net on investments                    445           23,633              302           30,178
                                                      ------------     ------------     ------------     ------------
                                                            31,787           58,216           61,958           95,952
                                                      ============     ============     ============     ============

EXPENSES:

Losses and loss adjustment expenses, net                    22,066           49,142           36,978           65,915
Acquisition costs, net                                       3,435            3,631            5,926            7,001
General and administrative expenses                          2,263            2,460            4,943            4,736
Exchange loss / (gain)                                         547               70              824              171
                                                      ------------     ------------     ------------     ------------
                                                            28,311           55,303           48,671           77,823
                                                      ------------     ------------     ------------     ------------

                                                      ------------     ------------     ------------     ------------
NET INCOME                                                   3,476     $      2,913           13,287     $     18,129
                                                      ============     ============     ============     ============


Basic net income per common share                     $       0.14     $       0.12     $       0.53     $       0.72
Diluted net income per common share                   $       0.14     $       0.11     $       0.53     $       0.70

Weighted average number of common shares - basic        25,033,932       25,033,932       25,033,932       25,033,932
Weighted average number of common shares - diluted      25,146,058       25,990,215       25,123,814       26,081,456



           See accompanying Notes to Consolidated Financial Statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                (Expressed in thousands of United States dollars)


                                                   Quarter ended June 30,         Six months ended June 30,
                                                  ------------------------        -------------------------
                                                    2000            1999            2000            1999
                                                  --------        --------        --------        --------

NET INCOME                                        $  3,476        $  2,913        $ 13,287        $ 18,129
                                                  --------        --------        --------        --------
OTHER COMPREHENSIVE (LOSS) INCOME:
  Holding (losses ) gains, net on
  investments during period                           (741)         (3,798)           (725)         (5,811)
  Reclassification adjustment for (gains)
  losses included in net income                       (445)        (23,633)           (302)        (30,178)
                                                  --------        --------        --------        --------
                                                    (1,186)        (27,431)         (1,027)        (35,989)
                                                  --------        --------        --------        --------
COMPREHENSIVE INCOME (LOSS)                       $  2,290        $(24,518)       $ 12,260        $(17,860)
                                                  ========        ========        ========        ========







           See accompanying Notes to Consolidated Financial Statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                (Expressed in thousands of United States dollars)

                                                              Six months ended June 30,
                                                             --------------------------
                                                                2000             1999
                                                             ---------        ---------
                                                            (unaudited)      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                   $  13,287        $  18,129
Adjustments to reconcile net income to cash provided
    by operating activities:
    Amortization of investment premium, net                       (145)              38
    Realized (gains) losses, net on investments                   (302)         (30,178)
    Changes in, net:
       Reinsurance balances receivable                         (29,700)         (31,948)
       Funds held by reinsured companies                             0            2,434
       Deferred premiums ceded                                  (1,628)          (1,381)
       Loss reserves recoverable                                 2,213           (3,740)
       Accrued investment income                                 1,660            4,987
       Deferred acquisition costs                               (3,322)          (3,605)
       Prepaid expenses and other assets                          (663)            (973)
       Reserve for losses and loss adjustment expenses         (32,347)          39,268
       Unearned premiums                                        30,762           31,271
       Reinsurance balances payable                              2,104            1,669
       Deferred commissions                                        299               89
       Accounts payable and accrued liabilities                    825             (451)
                                                             ---------        ---------
                                                               (16,957)          25,609
                                                             ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of fixed maturity investments                         (93,836)        (195,566)
Proceeds from sale of fixed maturity investments                90,599          147,438
Proceeds from maturities of fixed maturity investments           8,000           29,500
Purchases of equity investments                                 (2,708)         (79,141)
Proceeds from sale of equity investments                         9,251          100,912
                                                             ---------        ---------
                                                                11,306            3,143
                                                             ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Additional share capital                                             0                0
Cash dividends paid to shareholders                                  0          (15,896)
                                                             ---------        ---------
                                                                     0          (15,896)
                                                             ---------        ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            (5,651)          12,856
CASH AND CASH EQUIVALENTS, beginning of period                  28,069           20,966
                                                             ---------        ---------
CASH AND CASH EQUIVALENTS, end of period                     $  22,418        $  33,822
                                                             =========        =========




           See accompanying Notes to Consolidated Financial Statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Expressed in thousands of United States dollars, except for per share amounts)
                                   (unaudited)


1.  GENERAL:

    The consolidated interim financial statements presented herein have been prepared on the basis of United States generally accepted accounting principles ("GAAP") and include the accounts of IPC Holdings, Ltd. (the "Company"), and its wholly owned subsidiaries, IPCRe Limited ("IPCRe") and IPCRe Services Limited ("Services" and, together with the Company and IPCRe, "IPC") and IPCRe Europe Limited, which is a wholly-owned subsidiary of IPCRe. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and six month periods ended June 30, 2000 and 1999, respectively, the balance sheet at June 30, 2000 and the cash flows for the six month periods ended June 30, 2000 and 1999, respectively. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       RESULTS OF OPERATIONS, QUARTERS ENDED JUNE 30, 2000 AND 1999

    The following is a discussion of the results of operations and financial position of IPC Holdings, Ltd. References to "we", "our" or "IPC" mean IPC Holdings together with its wholly-owned subsidiaries, IPCRe Limited ("IPCRe"), and IPCRe Services Limited. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes, for the quarter and six months ended June 30, 2000.

    In the quarters ended June 30, 2000 and 1999, we wrote premiums of $20.2 million and $18.4 million, respectively, an increase of 9.9%. Written premiums in the quarter were higher due to some programs being written on January 1, 1999 for periods of fifteen months, as our clients sought to renew for periods extending past January 1, 2000. We also wrote business for new clients and additional business for existing clients. In addition, written premium volume benefitted from increases in premium rates, which were in the range of 5 to 10% for loss-free contracts, and approximately 10 to 20% for loss-impacted contracts. Written premiums also included reinstatement premiums of $0.1 million in the second quarter of 2000, compared to $4.1 million of reinstatement premiums recorded in the same period in 1999. We ceded premiums of $1.3 million to IPCRe's proportional reinsurance facility in the second quarter of 2000, compared to $0.3 million ceded in the second quarter of 1999. This increase is also due, in part, to those contracts which were written last year for policy periods extending beyond January 1, 2000. Net premiums earned in the three months ended June 30, 2000 were $23.5 million, compared to $26.9 million in the same period in 1999, a decrease of 12.7%. Earned premiums were lower primarily because of the amount of reinstatement premiums written in the second quarter of 1999, which are fully earned when written.

    Net investment income was $7.8 million in the quarter ended June 30, 2000, compared to $7.7 million for the quarter ended June 30, 1999, an increase of 2.3%. This increase is a result of an increase in the net yield of the portfolio.

    There was a net realized gain from the sale of investments in the quarter ended June 30, 2000 of $0.4 million, compared to a gain of $23.6 million in the second quarter of 1999. Net realized gains and losses fluctuate from period to period, depending on the individual securities sold, as recommended by IPCRe's investment advisor. In May 1999, we sold and subsequently repurchased all of the securities in our equity portfolio, realizing the gains which had been accumulating since the original purchases.

    In the three months ended June 30, 2000, incurred losses were $22.1 million, compared to $49.1 million in the second quarter of 1999. Incurred losses in the second quarter were primarily the result of the further development of claims from events which occurred in 1999, including the cyclonic storms that struck Europe in December ($12.1 million) and from Typhoon Bart, which struck Japan in late September 1999 ($3.5 million). In the second quarter of 1999, incurred losses included the Sydney hailstorm of April, and the tornadoes that struck Oklahoma, Tennessee and Texas in May. Those events accounted for approximately $45 million in the second quarter of 1999. Our loss and loss expense ratio (the ratio of losses and loss adjustment expenses to premiums earned) was 93.8% in the second quarter of 2000, compared to 182.5% in the second quarter of 1999.

    Acquisition costs incurred, which consist primarily of commissions and brokerage fees paid to intermediaries for the production of business, were $3.4 million for the quarter ended June 30, 2000, compared to $3.6 million in the same period of 1999, a decrease of 5.4%. This reduction is due in part to the decrease in earned premiums, but not proportionately so, because of the level of reinstatement premiums written in the second quarter of 1999, on which brokerage fees ranged from 0 to 5%. General and administrative expenses were $2.3 million in the quarter ended June 30, 2000, compared to the $2.5 million incurred in the corresponding period in 1999. This decrease is due primarily to reductions in administrative fees which are based on earned premiums, as well as general reductions in various operating expense categories. IPC's expense ratio (the ratio of acquisition costs plus general and administrative expenses to premiums earned) was 24.2% for the quarter ended June 30, 2000 compared to 22.6% for the corresponding period in 1999.

    The following table summarizes the loss and loss expense ratio, expense ratio and combined ratio (sum of loss and loss expense ratio, plus expense ratio) for the quarters ended June 30, 2000 and 1999, respectively:

                                                       Quarter ended June 30,
                                                       ----------------------
                                                       2000              1999
                                                       ----              ----
    Loss & loss expense ratio                          93.8%            182.5%
    Expense ratio                                      24.2%             22.6%
    Combined ratio                                    118.0%            205.1%

    Our net income for the quarter ended June 30, 2000 was $3.5 million, compared to $2.9 million for the corresponding period in 1999, an increase of 19.3%. Excluding the effects of net realized gains and losses arising from the sale of investments, net operating income for the second quarter of 2000 was $3.0 million, compared to a net operating loss of

    $(20.7) million for the second quarter of 1999, an increase of 114.6%. This increase is primarily the result of lower losses and lower expenses, as discussed above.

       RESULTS OF OPERATIONS, SIX MONTHS ENDED JUNE 30, 2000 AND 1999

    For the six months ended June 30, 2000 and 1999, we wrote premiums of $78.0 million and $83.7 million, respectively, a decrease of 6.8%. Written premiums were impacted by a number of treaties written effective January 1, 1999, which had policy periods greater than twelve months because of clients' concerns regarding Year 2000 issues. The reductions in written premiums resulting from this, which totaled approximately $5.6 million, were partially offset by new business and additional business written for existing clients. We also benefitted from increases in premium rates, which were in the range of 3 to 10% for loss-free contracts, and approximately 10% to 20% for loss-impacted contracts. Our written premiums also included reinstatement premiums of $1.5 million in the six months to June 30, 2000, compared to $5.5 million of reinstatement premiums written in the corresponding period of 1999. We ceded premiums of $2.7 million to IPCRe's proportional reinsurance facility in the six months ended June 30, 2000, compared to $3.1 million ceded in the corresponding period of 1999. This reduction is primarily due to the fact that some of the treaties ceded in 2000 were also those which had policy periods greater than twelve months. Net premiums earned in the six months ended June 30, 2000 were $46.2 million, compared to $50.7 million in the same period in 1999, a decrease of 8.8%. Earned premiums were lower primarily because net written premiums were lower, and because reinstatement premiums are fully earned when written.

    Net investment income was $15.4 million in the six months ended June 30, 2000, compared to $15.1 million for the six months ended June 30, 1999, an increase of 2.3%. This increase is a result of an increase in the net yield of the portfolio.

    There was a net realized gain from the sale of investments in the six months ended June 30, 2000 of $0.3 million, compared to a gain of $30.2 million in the corresponding period of 1999. Net realized gains and losses fluctuate from period to period, depending on the individual securities sold, as recommended by IPCRe's investment advisor. In February 1999, there was a reallocation within the portfolio, whereby the equity element was reduced from approximately 15% to 12%. In May 1999, we sold and subsequently repurchased all of the equity securities in our portfolio, realizing the gains which had been accumulating since their original purchase which also resulted in significant gains.

    In the six months ended June 30, 2000, incurred losses were $37.0 million, compared to $65.9 million in the corresponding period of 1999. Incurred losses in the first half of 2000 were primarily the result of the development of claims from the European storms that occurred in December 1999 ($21.4 million) and from Typhoon Bart, which struck Japan in late September 1999 ($5.3 million). In 1999, incurred losses included $6.3 million from the Rouge Industries steel mill explosion, $38.2 million from the Sydney hailstorm in April, and the tornadoes which struck various parts of the mid-West United States in May ($10.0 million). Our loss and loss expense ratio was 80.0% in the first half of 2000, compared to 130.0% in the first half of 1999.

    Acquisition costs incurred were $5.9 million for the six months ended June 30, 2000, compared to $7.0 million in the same period of 1999, a decrease of 15.4%. The reduction is due to the decrease in earned premiums, as well as reductions in the accruals of profit commissions and no-claims bonuses, because of losses on those contracts. General and administrative expenses were $4.9 million in the six months ended June 30, 2000, compared to the $4.7 million incurred in the corresponding period in 1999. This increase is due primarily to increases in various expense categories, including salaries and benefits, data processing and legal fees. IPC's expense ratio was 23.5% for the six months ended June 30, 2000 compared to 23.1% for the corresponding period in 1999.

    The following table summarizes the loss and loss expense ratio, expense ratio and combined ratio for the six months ended June 30, 2000 and 1999, respectively:

                                                      Six months ended June 30,
                                                      -------------------------
                                                       2000              1999
                                                       ----              ----
    Loss & loss expense ratio                          80.0%            130.0%
    Expense ratio                                      23.5%             23.1%
    Combined ratio                                    103.5%            153.1%

    Our net income for the six months ended June 30, 2000 was $13.3 million, compared to $18.1 million for the corresponding period in 1999, a decrease of 26.7%. Excluding the effects of net realized gains and losses arising from the sale of investments, net operating income for the first six months of 2000 was $13.0 million, compared to an operating loss of $(12.0) million for the first six months of 1999, an increase of 207.8%. This increase is primarily the result of lower losses and lower acquisition costs, as discussed above.

    LIQUIDITY AND CAPITAL RESOURCES

    IPC Holdings is a holding company that conducts no reinsurance operations of its own. Its cash flows are limited to distributions from IPCRe and Services by way of loans or dividends. The dividends that IPCRe may pay are limited under Bermuda legislation and IPCRe's revolving credit facility. The Bermuda Insurance Act of 1978, and subsequent amendments thereto, require IPCRe to maintain a minimum solvency margin and a minimum liquidity ratio. The maximum dividend payable by IPCRe in accordance with Bermuda regulations as of January 1, 2000 was approximately $126 million.

    IPCRe's sources of funds consist of premiums written, investment income and proceeds from sales and redemptions of investments. Cash is used primarily to pay losses and loss adjustment expenses, premiums retroceded, brokerage commissions, excise taxes, general and administrative expenses and dividends. The potential for a large catastrophe means that unpredictable and substantial payments may need to be made within relatively short periods of time. Hence our cash flows fluctuate significantly from period to period.

    Net cash outflows from operating activities in the six months ended June 30, 2000 were $(17.0) million compared to a net cash inflow from operations of $25.6 million in the corresponding period in 1999, which represents a decrease of 166.2%. The decrease is primarily the result of the significant amount of net claim payments in the first half of 2000, which totaled $64.8 million, compared to $29.8 million in the first half of 1999.

    Net cash flows from investing activities in the six months ended June 30, 2000 were $11.3 million. Cash and cash equivalents decreased by $5.7 million in the six months ended June 30, 2000, resulting in a balance of $22.4 million at June 30, 2000. At June 30, 2000, 54.8% of IPC's fixed maturity portfolio (based on market value) was held in cash, United States Treasury notes and in securities rated AAA, and 31.3% was held in securities rated AA. The average modified duration of IPC's fixed maturity portfolio was 2.5 years. IPC's portfolio does not contain any investments in real estate or mortgage loans. We believe that IPCRe's $300 million revolving credit facility, and the relatively high quality of its investment portfolio, provide sufficient liquidity to meet IPC's cash demands.

    Neither the Company, IPCRe nor Services have any material commitments for capital expenditures.

    YEAR 2000 DISCLOSURE STATEMENT

    IPCRe is principally an excess of loss property catastrophe reinsurer. IPCRe's reinsurance policies did not specifically include Y2K as a covered event and IPCRe did not intend to provide specific coverage for losses arising from Y2K events. We carefully monitored the terms of policy renewals with respect to the extent that they oblige us to provide such coverage and, with respect to renewals in 1999, we declined certain business.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Our investment managers performed a Value at Risk ("VaR") analysis, to estimate the maximum potential loss of fair value for each segment of market risk, as of June 30, 2000. VaR is a summary statistical measure that uses historical interest and foreign currency exchange rates and equity prices and estimates of the volatility and correlation of each of these rates and prices to calculate the maximum loss that could occur within a given statistical confidence level and time horizon. The analysis calculated the VaR with respect to the net fair value of our financial instrument assets as of June 30, 2000 using historical simulation methodology. Previous analyses performed as of December 31, 1998 and 1999, respectively, used the variance covariance (delta normal) methodology. At June 30, 2000 the VaR of IPCRe's investment portfolio was approximately $8.2 million, which represents a 95th percentile value change over a one-month time horizon. This result was obtained through historical simulation using approximately 750 days (3 years) of historical interest rate and equity market data.

    For certain non-U.S. dollar currencies, exchange rate movements have shown more volatility, especially the Euro, which had fallen 13% between late February and early May, but recovered almost 50% of that fall by June 30, 2000. To reduce the potential impact of exchange rate movements between the U.S. dollar, Australian dollar and the Euro, on the liabilities arising out of the Sydney hailstorm of April 1999 and the European storms of December 1999, Australian Dollars and Euros were purchased in February 2000 for future delivery to match anticipated pay-out patterns of the liabilities. Such transactions were designed to provide a potential offset of the impact of exchange rate movements through asset/liability matching. From a risk perspective, we do not believe that the impact of such transactions on our overall VaR to be material. At June 30, 2000 we held U.S.$8.4 million in Australian dollar time deposits, and U.S.$4.0 million in Euro time deposits, and the following forward purchase agreements were outstanding:

         Buy                    Sell                      Date
         ---                    ----                      ----
         (euro) 3.16 million    U.S.$3.50 million         Aug.25/00  (net transactions)
         U.S.$0.00 million      (euro) 0.43 million       Nov.24/00  (net transactions)

    There were no forward purchase/sale contracts in effect during 1999.

    SUBSEQUENT EVENT

    On July 25, 2000 John P. Dowling retired as Director, President and Chief Executive Officer of IPC Holdings, Ltd., IPCRe Limited, and as Director of IPCRe Services Ltd., and IPCRe Europe Limited. James P. Bryce, formerly Senior Vice President of IPC Holdings, Ltd. and IPCRe Limited, was appointed President and Chief Executive Officer of IPC Holdings, Ltd. and IPCRe Limited, and Director of IPCRe Services Limited. On August 2, 2000, Mr. Bryce was appointed as a Director of IPCRe Europe Limited.

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

           NONE

    ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

           NONE

    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              On June 16, 2000, the Annual General Meeting of Shareholders of the Company was held. At the meeting, shareholders were asked to vote upon resolutions set forth below. The following tabulation indicates the number of shares present in person or by proxy at such meeting and the number of such shares for or against, or withheld, or abstaining, with respect to each resolution, after giving effect to the voting limitations contained in the Company's Bye-Laws:

              i). electing the following persons as directors of the Company to serve until the 2000 Annual General Meeting -

                                                       FOR         AGAINST     WITHHELD
                                                       ---         -------     --------

              Joseph C.H. Johnson                   14,425,842        -         93,193
              Russell S. Fisher                     14,427,197        -         91,838
              John P. Dowling                       14,426,497        -         92,538
              Anthony M. Pilling                    14,430,555        -         88,480
              Dr. the Honourable Clarence James     14,432,335        -         86,700
              Frank Mutch                           14,432,087        -         86,948
              James P. Bryce                        14,431,105        -         87,930

              ii). appointing Arthur Andersen as auditors of the Company for its fiscal year ending December 31, 2000 -

                                                       FOR         AGAINST     WITHHELD
                                                       ---         -------     --------


                                                    13,871,103      11,758     636,174

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

        EXHIBIT
        NUMBER     DESCRIPTION
        -------    -----------

         3.1       Memorandum of Association of the Company
         3.2       Amended and Restated Bye-laws of the Company
         3.3       Form of Memorandum of Increase of Share Capital
        11.1 *     Reconciliation of basic and diluted net income per common share ("EPS").
        27.1 *     Financial Data Schedule

             * Filed herewith


       (b) Reports on Form 8-K

              A report on Form 8-K was filed on July 11, 2000 reporting our issuance of a press release on July 10, 2000 which announced the retirement of our Chief Executive Officer, John P. Dowling, and the appointment of James P. Bryce as his successor, effective July 25, 2000.

                               IPC HOLDINGS, LTD.

                                   SIGNATURES



    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                   IPC HOLDINGS, LTD.
                                   ------------------
                                      (REGISTRANT)




    DATE  AUGUST 10, 2000           /s/ James P. Bryce
          ---------------          ----------------------------------
                                      JAMES P. BRYCE
                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER




    DATE  AUGUST 10, 2000           /s/ John R. Weale
          ---------------          ----------------------------------
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

       EXHIBIT
       NUMBER     DESCRIPTION
       -------    -----------

         3.1      Memorandum of Association of the Company
         3.2      Amended and Restated Bye-laws of the Company
         3.3      Form of Memorandum of Increase of Share Capital
        11.1 *    Reconciliation of the basic and diluted net income per common share ("EPS")
        27.1 *    Financial Data Schedule

        *  Filed herewith