Form 10-Q
period 2000-09-30
IPC HOLDINGS LTD
filed 2000-11-14
CIK 909815

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                       TO

COMMISSION FILE NUMBER:          0-27662

                               IPC HOLDINGS, LTD.
             (Exact name of registrant as specified in its charter)

          BERMUDA                                        NOT APPLICABLE
------------------------------                  --------------------------------
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

The number of outstanding common shares par value U.S. $0.01 per share of IPC Holdings, Ltd., as of November 10, 2000, was 25,033,932.

                                 TOTAL PAGES 15
                        EXHIBIT INDEX LOCATED ON PAGE 13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

 (Expressed in thousands of United States dollars, except for per share amounts)

                                                                         As of                   As of
                                                                  September 30, 2000        December 31, 1999
                                                                       ---------                 ---------
                                                                      (unaudited)                (audited)
ASSETS:

Fixed maturity investments:
   Available for sale, at fair market value (Amortized
   cost 2000: $513,645; 1999: $501,424)                                $ 507,013                 $ 487,826
Equity investments, available for sale (Cost 2000:
$65,103; 1999: $70,699)                                                   70,957                    78,859
Cash and cash equivalents                                                 16,287                    28,069
Reinsurance balances receivable (Related party 2000:
$4,493; 1999: $3,886)                                                     35,102                    21,460
Deferred premiums ceded                                                    1,611                       384
Loss reserves recoverable (Related party 2000: $138;
1999: $459)                                                                1,377                     4,585
Accrued investment income                                                 11,766                    13,689
Deferred acquisition costs                                                 4,316                     1,980
Prepaid expenses and other assets                                          4,502                     4,090
                                                                       ---------                 ---------
                                                                       $ 652,931                 $ 640,942
                                                                       =========                 =========

LIABILITIES:

Reserve for losses and loss adjustment expenses                        $  68,875                 $ 111,441
Unearned premiums                                                         35,928                    16,364
Reinsurance balances payable (Related party 2000: $495;
1999: $119)                                                                2,263                     1,190
Deferred commissions                                                         295                        33
Accounts payable and accrued liabilities (Related party
2000: $751; 1999: $567)                                                    7,663                     6,983
                                                                       ---------                 ---------
                                                                         115,024                   136,011
                                                                       ---------                 ---------

SHAREHOLDERS' INVESTMENT:

Share capital (Common shares outstanding, par value
U.S.$0.01: 2000: 25,033,932; 1999: 25,033,932 shares) .                      250                       250
Additional paid-in capital                                               299,833                   299,833
Retained earnings                                                        238,602                   210,286
Accumulated other comprehensive (loss) income                               (778)                   (5,438)
                                                                       ---------                 ---------
                                                                         537,907                   504,931
                                                                       ---------                 ---------

                                                                       ---------                 ---------
                                                                       $ 652,931                 $ 640,942
                                                                       =========                 =========

           See accompanying Notes to Consolidated Financial Statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

 (Expressed in thousands of United States dollars, except for per share amounts)

                                                            Quarter ended September 30,           Nine Months ended September 30,
                                                         --------------------------------        --------------------------------
                                                              2000                1999              2000                 1999
                                                         ------------        ------------        ------------        ------------
REVENUES:
Gross premiums written                                   $     10,530        $      8,750        $     88,563        $     92,449
Premiums ceded                                                 (1,131)               (516)             (3,784)             (3,615)
                                                         ------------        ------------        ------------        ------------
Net written premiums                                            9,399               8,234              84,779              88,834
Change in unearned premium reserve                             10,796              13,065             (18,338)            (16,825)
                                                         ------------        ------------        ------------        ------------
Net premiums earned                                            20,195              21,299              66,441              72,009
Net investment income                                           7,861               7,511              23,271              22,575
Realized gains/(losses), net on investments                        13                 286                 315              30,464
                                                         ------------        ------------        ------------        ------------
                                                               28,069              29,096              90,027             125,048
                                                         ------------        ------------        ------------        ------------

EXPENSES:

Losses and loss adjustment expenses, net                        7,812              16,109              44,790              82,024
Acquisition costs, net                                          2,427               3,199               8,353              10,200
General and administrative expenses                             2,146               2,191               7,089               6,927
Exchange loss / (gain)                                            655                (200)              1,479                 (29)
                                                         ------------        ------------        ------------        ------------
                                                               13,040              21,299              61,711              99,122
                                                         ------------        ------------        ------------        ------------

                                                         ------------        ------------        ------------        ------------
NET INCOME                                               $     15,029        $      7,797        $     28,316        $     25,926
                                                         ============        ============        ============        ============


Basic net income per common share                        $       0.60        $       0.31        $       1.13        $       1.04
Diluted net income per common share                      $       0.59        $       0.30        $       1.12        $       0.99

Weighted average number of common shares - basic           25,033,932          25,033,932          25,033,932          25,033,932
Weighted average number of common shares - diluted         25,637,678          26,051,096          25,295,102          26,071,336

           See accompanying Notes to Consolidated Financial Statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                (Expressed in thousands of United States dollars)

                                                     Quarter ended September 30,          Nine months ended September 30,
                                                     ---------------------------          -------------------------------
                                                       2000               1999               2000               1999
                                                     --------           --------           --------           --------
NET INCOME                                           $ 15,029           $  7,797           $ 28,316           $ 25,926
                                                     --------           --------           --------           --------
OTHER COMPREHENSIVE INCOME (LOSS):
    Holding (losses ) gains, net on
      investments during period                         5,700             (6,001)             4,975            (11,812)
    Reclassification adjustment for (gains)
      losses included in net income                       (13)              (286)              (315)           (30,464)
                                                     --------           --------           --------           --------
                                                        5,687             (6,287)             4,660            (42,276)
                                                     --------           --------           --------           --------

COMPREHENSIVE INCOME (LOSS)                          $ 20,716           $  1,510           $ 32,976           $(16,350)
                                                     ========           ========           ========           ========

           See accompanying Notes to Consolidated Financial Statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                (Expressed in thousands of United States dollars)

                                                                  Nine months ended September 30,
                                                                  -------------------------------
                                                                    2000                   1999
                                                                  ---------             ---------
                                                                 (unaudited)           (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                        $  28,316             $  25,926
Adjustments to reconcile net income to cash provided
    by operating activities:
    Amortization of investment premium, net                            (293)                   25
    Realized (gains) losses, net on investments                        (315)              (30,464)
    Changes in, net:
       Reinsurance balances receivable                              (13,642)              (16,178)
       Funds held by reinsured companies                                  0                 2,434
       Deferred premiums ceded                                       (1,227)               (1,059)
       Loss reserves recoverable                                      3,208                (4,321)
       Accrued investment income                                      1,923                 2,547
       Deferred acquisition costs                                    (2,336)               (2,171)
       Prepaid expenses and other assets                               (412)                 (791)
       Reserve for losses and loss adjustment expenses              (42,566)               36,820
       Unearned premiums                                             19,564                17,884
       Reinsurance balances payable                                   1,073                 2,119
       Deferred commissions                                             262                    90
       Accounts payable and accrued liabilities                         680                  (252)
                                                                  ---------             ---------
                                                                     (5,765)               32,609
                                                                  ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of fixed maturity investments                             (174,304)             (267,208)
Proceeds from sale of fixed maturity investments                    149,894               191,000
Proceeds from maturities of fixed maturity investments               12,000                45,050
Purchases of equity investments                                      (4,367)              (80,754)
Proceeds from sale of equity investments                             10,760               109,741
                                                                  ---------             ---------
                                                                     (6,017)               (2,171)
                                                                  ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Additional share capital                                                  0                     0
Cash dividends paid to shareholders                                       0               (23,844)
                                                                  ---------             ---------
                                                                          0               (23,844)
                                                                  ---------             ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                (11,782)                6,594
CASH AND CASH EQUIVALENTS, beginning of period                       28,069                20,966
                                                                  ---------             ---------
CASH AND CASH EQUIVALENTS, end of period                          $  16,287             $  27,560
                                                                  =========             =========

           See accompanying Notes to Consolidated Financial Statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Expressed in thousands of United States dollars, except for per share amounts)
                                   (unaudited)


1.  GENERAL:

    The consolidated interim financial statements presented herein have been prepared on the basis of United States generally accepted accounting principles ("GAAP") and include the accounts of IPC Holdings, Ltd. (the "Company"), and its wholly owned subsidiaries, IPCRe Limited ("IPCRe") and IPCRe Services Limited ("Services" and, together with the Company and IPCRe, "IPC") and IPCRe Europe Limited, which is a wholly-owned subsidiary of IPCRe. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and nine month periods ended September 30, 2000 and 1999, respectively, the balance sheet at September 30, 2000 and the cash flows for the nine month periods ended September 30, 2000 and 1999, respectively. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.  DIVIDENDS:

    No dividends have been declared or paid in 2000 to date.


3.  NET INCOME PER SHARE:

    The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", which requires dual presentation of basic and diluted earnings per share. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Stock options held by a shareholder of the Company were considered common stock equivalents and were included in the number of weighted average shares outstanding using the treasury stock method. Stock options granted to employees on February 15, 1996, July 25, 1996, January 2, 1997, January 2, 1998, January 4, 1999,
    January 3, 2000 and July 3, 2000 were also considered common stock equivalents for the purpose of calculating diluted net income per common share.

4.  ACCOUNTING FOR DERIVATIVES:

    The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". Subsequently, FASB issued Statement of Financial Accounting Standard No. 137 ("SFAS 137"), which effectively deferred the implementation date of SFAS 133 to periods beginning after June 15, 2000. Management does not believe the impact of the adoption of SFAS 133 on the Company's financial position or results of operations to be material.

5.  DEPOSIT ACCOUNTING:

     In October, 1998 the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-7, "Accounting for Insurance and Reinsurance Contracts that do not Transfer Insurance Risk", which is effective for fiscal years beginning after June 15, 1999. IPCRe does not currently write or cede business that is affected by this Statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS, QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999

    The following is a discussion of the results of operations and financial position of IPC Holdings, Ltd. References to "we", "our" or "IPC" mean IPC Holdings together with its wholly-owned subsidiaries, IPCRe Limited ("IPCRe"), and IPCRe Services Limited. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes, for the quarter and nine months ended September 30, 2000.

    In the quarters ended September 30, 2000 and 1999, we wrote premiums of $10.5 million and $8.8 million, respectively, an increase of 20.3%. Written premiums in the quarter were higher due to the renewal of some programs that were written on January 1, 1999 for periods of eighteen months, as our clients sought to renew for periods extending past January 1, 2000. We also wrote business for new clients and additional business for existing clients. In addition, written premium volume benefitted from increases in premium rates, which were in the range of 5 to 10% for loss-free contracts, and approximately 10 to 20% for loss-impacted contracts. Written premiums also included reinstatement premiums of $0.3 million in the third quarter of 2000, compared to $1.0 million of reinstatement premiums recorded in the same period in 1999. We ceded premiums of $1.1 million to IPCRe's proportional reinsurance facility in the third quarter of 2000, compared to $0.5 million ceded in the third quarter of 1999. This increase is also due, in part, to those contracts which were written last year for policy periods extending beyond January 1, 2000. Net premiums earned in the three months ended September 30, 2000 were $20.2 million, compared to $21.3 million in the same period in 1999, a decrease of 5.2%. Earned premiums were lower primarily because of the amount of reinstatement premiums written in the third quarter of 1999, which are fully earned when written.

    Net investment income was $7.9 million in the quarter ended September 30, 2000, compared to $7.5 million for the quarter ended September 30, 1999, an increase of 4.7%. This increase is a result of an increase in the net yield of the portfolio.

    There was a small net realized gain from the sale of investments in the quarter ended September 30, 2000, compared to a gain of $0.3 million in the third quarter of 1999. Net realized gains and losses fluctuate from period to period, depending on the individual securities sold, as recommended by IPCRe's investment advisor.

    In the three months ended September 30, 2000, incurred losses were $7.8 million, compared to $16.1 million in the third quarter of 1999. Incurred losses in the third quarter included the Kuwait National Petroleum explosion ($2.5 million), a satellite loss ($0.5 million) as well as some minor development of claims from prior years. In the third quarter of 1999, incurred losses included Hurricane Floyd in the United States, and the Turkish earthquake. Our loss and loss expense ratio (the ratio of losses and loss adjustment expenses to premiums earned) was 38.7% in the third quarter of 2000, compared to 75.6% in the third quarter of 1999.

    Acquisition costs incurred, which consist primarily of commissions and brokerage fees paid to intermediaries for the production of business, were $2.4 million for the quarter ended September 30, 2000, compared to $3.2 million in the same period of 1999, a decrease of 24.1%. This decrease is due in part to the decrease in earned premiums, and because of reductions in the amounts paid or accrued for profit commissions. General and administrative expenses were $2.1 million in the quarter ended September 30, 2000, compared to the $2.2 million incurred in the corresponding period in 1999. This decrease is due primarily to reductions in administrative fees which are based on earned premiums, as well as general reductions in various operating expense categories. IPC's expense ratio (the ratio of acquisition costs plus general and administrative expenses to premiums earned) was 22.6% for the quarter ended September 30, 2000 compared to 25.3% for the corresponding period in 1999.

    The following table summarizes the loss and loss expense ratio, expense ratio and combined ratio (sum of loss and loss expense ratio, plus expense ratio) for the quarters ended September 30, 2000 and 1999, respectively:

                                             Quarter ended September 30,
                                             ---------------------------
                                             2000                   1999
                                             ----                   ----
    Loss & loss expense ratio                38.7%                  75.6%
    Expense ratio                            22.6%                  25.3%
    Combined ratio                           61.3%                 100.9%

    Our net income for the quarter ended September 30, 2000 was $15.0 million, compared to $7.8 million for the corresponding period in 1999, an increase of 92.8%. Excluding the effects of net realized gains and losses arising from the sale of investments, net operating income for the third quarter of 2000 was $15.0 million, compared to $7.5 million for the third quarter of 1999, an increase of 99.9%. This increase is primarily the result of lower losses and lower expenses, as discussed above.

    RESULTS OF OPERATIONS, NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

    For the nine months ended September 30, 2000 and 1999, we wrote premiums of $88.6 million and $92.4 million, respectively, a decrease of 4.2%. Written premiums were lower due to the amount of reinstatement premium written in 1999, resulting from the significantly higher loss activity in the period. The decline in written premiums was partially offset by new business and additional business written for existing clients. We also benefitted from increases in premium rates, which were in the range of 3 to 10% for loss-free contracts, and significant increases for loss-impacted contracts. We ceded premiums of $3.8 million to IPCRe's proportional reinsurance facility in the nine months ended September 30, 2000, compared to $3.6 million ceded in the corresponding period of 1999. Net premiums earned in the nine months ended September 30, 2000 were $66.4 million, compared to $72.0 million in the same period in 1999, a decrease of 7.7%. Earned premiums were lower primarily because reinstatement premiums are fully earned when written.

    Net investment income was $23.3 million in the nine months ended September 30, 2000, compared to $22.6 million for the nine months ended September 30, 1999, an increase of 3.1%. This increase is a result of an increase in the net yield of the portfolio.

    There was a net realized gain from the sale of investments in the nine months ended September 30, 2000 of $0.3 million, compared to a gain of $30.5 million in the corresponding period of 1999. Net realized gains and losses fluctuate from period to period, depending on the individual securities sold, as recommended by IPCRe's investment advisor. In February 1999, there was a reallocation within the portfolio, whereby the equity element was reduced from approximately 15% to 12%. In May 1999, we sold and subsequently repurchased all of the equity securities in our portfolio, realizing the gains which had been accumulating since their original purchase which also resulted in significant gains.

    In the nine months ended September 30, 2000, incurred losses were $44.8 million, compared to $82.0 million in the corresponding period of 1999. Incurred losses in the first nine months of 2000 were primarily the result of the development of claims from the European storms that occurred in December 1999 and from Typhoon Bart, which struck Japan in late September 1999. Catastrophe losses from these events have increased by $29.5 million during 2000. In addition, there has been the Kuwait National Petroleum explosion ($2.5 million), a Kentucky warehouse fire ($0.8 million) and a satellite loss ($0.5 million). In 1999, incurred losses included $6.3 million from the Rouge Industries steel mill explosion, $39.4 million from the Sydney hailstorm in April, the tornadoes which struck various parts of the mid-West United States in May ($10.1 million), Hurricane Floyd ($6.0 million) and the Turkish earthquake ($1.0 million). Our loss and loss expense ratio was 67.4% in the first nine months of 2000, compared to 113.9% in the corresponding period in 1999.

    Acquisition costs incurred were $8.4 million for the nine months ended September 30, 2000, compared to $10.2 million in the corresponding period of 1999, a decrease of 18.1%. The reduction is due to the decrease in earned premiums, as well as reductions in the accruals of profit commissions and no-claims bonuses, because of losses on those contracts. General and administrative expenses were $7.1 million in the nine months ended September 30, 2000, compared to the $6.9 million incurred in the corresponding period in 1999. This increase is due primarily to increases in various expense categories, including salaries and benefits, and data processing. IPC's expense ratio was 23.2% for the nine months ended September 30, 2000 compared to 23.8% for the corresponding period in 1999.

    The following table summarizes the loss and loss expense ratio, expense ratio and combined ratio for the nine months ended September 30, 2000 and 1999, respectively:

                                             Nine months ended September 30,
                                             -------------------------------
                                              2000                   1999
                                              ----                   ----
    Loss & loss expense ratio                 67.4%                 113.9%
    Expense ratio                             23.2%                  23.8%
    Combined ratio                            90.6%                 137.7%

    Our net income for the nine months ended September 30, 2000 was $28.3 million, compared to $25.9 million for the corresponding period in 1999, an increase of 9.2%. Excluding the effects of net realized gains and losses arising from the sale of investments, net operating income for the first nine months of 2000 was $28.0 million, compared to an operating loss of $(4.5) million for the first nine months of 1999, an increase of 717.0%. This increase is primarily the result of lower losses and lower acquisition costs, as discussed above.

    LIQUIDITY AND CAPITAL RESOURCES

    IPC Holdings is a holding company that conducts no reinsurance operations of its own. Its cash flows are limited to distributions from IPCRe and Services by way of loans or dividends. The dividends that IPCRe may pay are limited under Bermuda legislation and IPCRe's revolving credit facility. The Bermuda Insurance Act of 1978, and subsequent amendments thereto, require IPCRe to maintain a minimum solvency margin and a minimum liquidity ratio. The maximum dividend payable by IPCRe in accordance with Bermuda regulations as of January 1, 2000 was approximately $126 million, while none can be paid currently under the credit facility without a waiver from certain covenants.

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

    Net cash outflows from operating activities in the nine months ended September 30, 2000 were $(5.8) million compared to a net cash inflow from operations of $32.6 million in the corresponding period in 1999, which represents a decrease of 117.7%. The decrease is primarily the result of the significant amount of net claim payments in the nine months to September 30, 2000, which totaled $79.9 million, compared to $49.3 million in the corresponding period of 1999.

    Net cash outflows from investing activities in the nine months ended September 30, 2000 were $(6.0) million. Cash and cash equivalents decreased by $11.8 million in the nine months ended September 30, 2000, resulting in a balance of $16.3 million at September 30, 2000. At September 30, 2000, 56.3% of IPC's fixed maturity portfolio (based on market value) was held in cash, United States Treasury notes and in securities rated AAA, and 26.8% was held in securities rated AA. The average modified duration of IPC's fixed maturity portfolio was 2.7 years. IPC's portfolio does not contain any investments in real estate or mortgage loans. We believe that IPCRe's $300 million revolving credit facility, and the relatively high quality of its investment portfolio, provide sufficient liquidity to meet IPC's cash demands.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Our investment managers performed a Value at Risk ("VaR") analysis, to estimate the maximum potential loss of fair value for each segment of market risk, as of June 30, 2000. VaR is a summary statistical measure that uses historical interest and foreign currency exchange rates and equity prices and estimates of the volatility and correlation of each of these rates and prices to calculate the maximum loss that could occur within a given statistical confidence level and time horizon. The analysis calculated the VaR with respect to the net fair value of our financial instrument assets as of June 30, 2000 using historical simulation methodology. Previous analyses performed as of December 31, 1998 and 1999, respectively, used the variance covariance (delta normal) methodology. At June 30, 2000 the VaR of IPCRe's investment portfolio was approximately $8.2 million, which represents a 95th percentile value change over a one-month time horizon. This result was obtained through historical simulation using approximately 750 days (3 years) of historical interest rate and equity market data. There have been no material changes to the composition of IPCRe's investment portfolio since June 30, 2000. Accordingly, we do not believe that there has been any material change to the amount of market risk to which we are exposed, from June 30 to September 30, 2000.

    For certain non-U.S. dollar currencies, exchange rate movements have shown some volatility, especially the Euro and Australian dollar, which have declined by approximately 12% and 17%, respectively, since the beginning of the year.

    To reduce the potential impact of exchange rate movements between the U.S. dollar, Australian dollar and the Euro, on the liabilities arising out of the Sydney hailstorm of April 1999 and the European storms of December 1999, Australian Dollars and Euros were purchased in February 2000 for future delivery to match anticipated pay-out patterns of the liabilities. Such transactions were designed to provide a potential offset of the impact of exchange rate movements through asset/liability matching. From a risk perspective, we do not believe that the impact of such transactions on our overall VaR to be material. At September 30, 2000 we held U.S.$6.2 million in Australian dollar time deposits, and U.S.$3.4 million in Euro time deposits, and the following forward purchase agreements were outstanding:

         Buy                             Sell                          Date
         ---                             ----                          ----
         U.S.$0.00 million               (euro) 0.43 million           Nov. 24, 2000  (net transactions)

    There were no forward purchase/sale contracts in effect during 1999.

    NOTE ON FORWARD-LOOKING STATEMENTS

    This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends", or "expects". These forward-looking statements include but are not limited to the outcome of Y2K litigation and the effect of currency forward purchase contracts and exchange rate movements. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this report should not be considered as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Numerous factors could cause the Company's actual results to differ materially from those in the forward-looking statements, or those achieved in the past, including: greater than expected severity or frequency of catastrophic events, reductions in pricing, or a decrease in demand for property catastrophe reinsurance, or changes in exchange rates and greater than expected currency exposure.

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

       EXHIBIT
       NUMBER         DESCRIPTION
       ------         -----------
         3.1          Memorandum of Association of the Company
         3.2          Amended and Restated Bye-laws of the Company
         3.3          Form of Memorandum of Increase of Share Capital
        11.1*         Reconciliation of basic and diluted net income per common share ("EPS").
        27.1*         Financial Data Schedule

            * Filed herewith



                      (b) Reports on Form 8-K

                      NONE

                               IPC HOLDINGS, LTD.

                                   SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                      IPC HOLDINGS, LTD.
                                         (REGISTRANT)




       DATE  NOVEMBER 10, 2000                /s/ James P. Bryce
                                      JAMES P. BRYCE
                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER




       DATE  NOVEMBER 10, 2000                   /s/ John R. Weale
                                      JOHN R. WEALE
                                      VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX



    Unless otherwise indicated, exhibits are incorporated by reference to the corresponding numbered exhibits to the Company's Registration Statement on Form S-1 (Registration No. 333-00088).

       EXHIBIT
       NUMBER         DESCRIPTION
       ------         -----------
         3.1          Memorandum of Association of the Company
         3.2          Amended and Restated Bye-laws of the Company
         3.3          Form of Memorandum of Increase of Share Capital
        11.1*         Reconciliation of basic and diluted net income per common share ("EPS")
        27.1*         Financial Data Schedule

            *Filed herewith