Form 10-K
period 2000-12-31
IPC HOLDINGS LTD
filed 2001-03-20
CIK 909815

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Registrant's Common Shares held by non-affiliates of the Registrant as of March 19, 2001, was $417,187,584, based on the last reported sale price of Common Shares on the Nasdaq National Market system on that date.

     The number of the Registrant's Common Shares, par value U.S. $0.01 per share, as of March 19, 2001, was 25,063,072.

                      DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Registrant's 2000 Annual Report to Shareholders to be mailed to shareholders on or about April 26, 2001 are incorporated by reference into Part II of this Form 10-K. With the exception of the portions of the Annual Report specifically incorporated herein by reference, the Annual Report is not deemed to be filed as part of this Form 10-K.

     2. Portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), relating to the Registrant's Annual Meeting of Shareholders scheduled to be held June 15, 2001 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF THE BUSINESS

     IPC Holdings, through IPCRe and IPCRe's wholly-owned subsidiary, IPCRe Europe Limited, provides property catastrophe reinsurance and, to a limited extent, marine, aviation, property-per-risk excess and other short-tail property reinsurance on a worldwide basis. During 2000, approximately 85% of gross premiums written covered property catastrophe risks. Property catastrophe reinsurance covers unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters. Substantially all reinsurance written by IPCRe has been, and continues to be, written on an excess-of-loss basis for primary insurers rather than reinsurers, and is subject to aggregate limits on exposure to losses. As of January 1, 2001, we had approximately 213 clients, including many of the leading insurance companies around the world. Approximately 47% of our clients in 2000 were based in the United States, and approximately 42% of gross premiums written during 2000 related primarily to U.S. risks. Our non-U.S. clients and covered risks are located principally in Europe, Japan and Australia/New Zealand. At December 31, 2000, we had total shareholders' investment of $559 million and total assets of $647 million.

     In response to a severe imbalance between the global supply of and demand for property catastrophe reinsurance that developed in the period from 1989 through 1993, the Company and IPCRe were formed and commenced operations in July 1993 through the sponsorship of American International Group, Inc. ("AIG"), a holding company incorporated in Delaware which, through its subsidiaries, is primarily engaged in a broad range of insurance and insurance-related activities and financial services in the United States and abroad. AIG purchased 24.4% of the initial share capital of the Company and an option (exercisable in specified conditions) to obtain up to an additional 10% (on a fully diluted basis, excluding employee stock options) of the share capital of the Company (the "AIG Option"). Since our formation, subsidiaries of AIG have provided administrative, investment management and custodial services to us, and the Chairman of the Boards of Directors of the Company and IPCRe is also a director and officer of various subsidiaries and affiliates of AIG. AIG has informed us that AIG presently intends to continue its share ownership in the Company for the foreseeable future. See "Item 13. Certain Relationships and Related Transactions." For discussion of the limitation of voting rights of any 10% or more beneficial owner of Common Shares (including AIG) to less than 10% of total voting rights, see Amendment No. 1 to the Company's Registration Statement on Form 8-A, dated February 9, 1996.

     On March 13, 1996, IPC Holdings completed an initial public offering in which 13,521,739 of the 25,000,000 Common shares outstanding, were sold by existing shareholders. IPC Holdings' Common Shares are included for trading on the Nasdaq National Market under the ticker symbol "IPCR".

     On September 10, 1998, IPCRe incorporated a subsidiary in Ireland, named IPCRe Europe Limited. Effective October 1, 1998, IPCRe Europe commenced underwriting selected reinsurance business in Europe. Currently, IPCRe Europe retrocedes 90% of the business it underwrites to IPCRe. IPCRe Services Limited, a subsidiary of IPC Holdings, Ltd., was established in the United Kingdom, from which European marketing efforts were conducted on behalf of IPCRe and IPCRe Europe. IPCRe Services, formed in 1997, ceased operations in January, 2000, because consolidation among clients and brokers reduced the need to maintain a physical presence in the U.K. to promote our services.

BUSINESS STRATEGY

     Our principal strategy is to provide property catastrophe excess-of-loss reinsurance programs to a geographically diverse, worldwide clientele of primary insurers with whom we maintain long-term relationships. To a lesser extent, we also seek to provide these clients with other excess-of-loss short-tail property reinsurance products. To a limited extent, we provide similar reinsurance programs and products to reinsurers. We periodically consider underwriting additional lines of property/casualty coverage, including on a non-excess-of-loss basis, provided losses can be limited in a manner comparable to that described below.

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

     DISCIPLINED INVESTMENT MANAGEMENT. In light of the risks of our business, our fixed maturity investment portfolio is limited to the top three investment grades (i.e., AAA, AA or A), or the equivalent thereof, at the time of purchase. In addition, we purchased shares of stock in the companies which comprise the Standard &

Poor's ("S & P") 500 Index. The investment in such equities represented 10.9% of the total investment portfolio at December 31, 2000. On that date, 83.3% of the fixed maturity investment portfolio consisted of cash, U.S. Treasuries or other government agency issues and investments with an AAA or AA rating.

BUSINESS

     GENERAL. We provide treaty reinsurance principally to insurers of personal and commercial property worldwide. Treaty reinsurance is reinsurance of a specified type or category of risk defined in a contract. As described below, we write substantially all reinsurance on an excess-of-loss basis. Our property catastrophe reinsurance coverages, which accounted for 85% of our gross premiums written during 2000, are generally "all-risk" in nature, subject to various policy exclusions. Our predominant exposure under such coverages is to property damage from unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes and volcanic eruptions, although we are also exposed to losses from sources as diverse as freezes, riots, floods, industrial explosions, fires, and other man-made or natural disasters. The balance of premiums written are derived from marine, aviation, property-per-risk excess and other short-tail property reinsurance. In accordance with market practice, our property catastrophe reinsurance coverage generally excludes certain risks such as terrorism, war, pollution, nuclear contamination and radiation.

     Because we underwrite property catastrophe reinsurance and have large aggregate exposures to natural and man-made disasters, our loss experience generally has included and will continue to include infrequent events of great severity. Consequently, the occurrence of losses from catastrophic events has caused and is likely to continue to cause our financial results to be volatile. In addition, because catastrophes are an inherent risk of our business, a major event or series of events, such as occurred during 1998 and 1999, can be expected to occur from time to time. In the future, such events could have a material adverse effect on our financial condition or results of operations, possibly to the extent of eliminating our shareholders' investment. Increases in the values and concentrations of insured property and the effects of inflation have resulted in increased severity of industry losses in recent years, and we expect that those factors will increase the severity of catastrophe losses per year in the future.

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

     EXCESS-OF-LOSS REINSURANCE CONTRACTS. Our policy is to write most of our business within excess-of-loss reinsurance contracts. Such contracts provide a defined limit of liability, permitting us to quantify our aggregate maximum loss exposure. By contrast, maximum liability under pro-rata contracts is more difficult to quantify precisely. Quantification of loss exposure is fundamental to our ability to manage our loss exposure through geographical zone limits and the program limits described below. Excess-of-loss contracts also help us to control our underwriting results by increasing our flexibility to determine premiums for reinsurance at specific retention levels, independent of the premiums charged by primary insurers, and based upon our own underwriting assumptions. In addition, because primary insurers typically retain a larger loss exposure under excess-of-loss contracts, they have a greater incentive to underwrite risks and adjust losses in a prudent manner.

     In addition, we diversify our risk by, to a limited extent, writing other short-tail property coverages, including risk excess-of-loss, marine and aviation. These lines diversify risk (although they involve some catastrophe exposure) and thus reduce the volatility in results of operations caused by catastrophes.

     The following table sets out our gross premiums written and number of contracts written by type of reinsurance.

                                                             YEAR ENDED DECEMBER 31,
                             ---------------------------------------------------------------------------------------
                                                2000                                         1999
                             ------------------------------------------   ------------------------------------------
                                              PERCENTAGE OF                                PERCENTAGE OF
                                PREMIUMS        PREMIUMS      NUMBER OF      PREMIUMS        PREMIUMS      NUMBER OF
TYPE OF REINSURANCE ASSUMED     WRITTEN          WRITTEN      CONTRACTS      WRITTEN          WRITTEN      CONTRACTS
---------------------------  --------------   -------------   ---------   --------------   -------------   ---------
                             (IN THOUSANDS)                               (IN THOUSANDS)
Catastrophe
  excess-of-loss..........      $79,243            84.5%        1,676        $83,445            85.9%        1,858
Risk excess-of-loss.......        4,416             4.7%          132          4,989             5.1%          163
Marine reinsurance........          259             0.3%           86            371             0.4%          124
Retrocessional
  reinsurance.............        2,676             2.9%           82          3,198             3.3%           87
Aviation(1)...............        5,904             6.3%           25          4,222             4.3%           24
Other.....................        1,259             1.3%           51            937             1.0%           59
                                -------           -----         -----        -------           -----         -----
          Total...........      $93,757           100.0%        2,052        $97,162           100.0%        2,315
                                =======           =====         =====        =======           =====         =====

---------------
(1) In each of 2000 and 1999, aviation included two aviation contracts and two satellite contracts, written on a pro-rata basis.

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

     AVIATION REINSURANCE. We also write a small amount of short-tail aviation reinsurance on proportional and excess-of-loss bases. Although they primarily involve property damage, certain aviation risks may involve casualty coverage arising from the same event causing the property damage. Coverage is generally written in excess of a substantial attachment point, so events likely to cause a claim will occur infrequently but be relatively severe. In 2000, the majority of this business was written in two pro rata aviation contracts, where the underlying insurance is written on an excess-of-loss basis, and two pro rata satellite contracts.

     POLICY FEATURES. Historically, our policies have been written for a one-year period, and generally without experience-based adjustments. During the period 1997 to 1999, the trend in the industry was towards multi-year policies. In particular, some of the insureds renewing policies in 1999 specifically requested longer periods, in part to address concerns regarding Y2K risks. A proportion of our policies in 1999 were for terms of fifteen to eighteen months. However, commencing in the second quarter of 1999, we declined renewals and submissions of new business which were on a multi-year basis, because of the general inadequacy of market pricing. In addition, during the same period, the industry offered a variety of experienced-based incentives such as "no claims" bonuses and profit commissions. A proportion of our policies included some or all of these incentives.

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

     Currently, we have divided the United States into 8 geographic zones and our other markets, including Europe and Japan into a total of 18 zones. We designate as zones geographic areas which, based on historic catastrophe loss experience reflecting actual catastrophe events and property development patterns, we believe are most likely to absorb a large percentage of losses from one catastrophic event. These zones are determined using computer modeling techniques and underwriting assessments. The zones may overlap and vary in size with the level of population density and commercial development in a particular area. The zones with the greatest exposure written are in the United States, in particular the Atlantic and North-Central regions, and the United Kingdom. The parameters of these geographic zones are subject to periodic review and change.

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

                                                           YEAR ENDED DECEMBER 31,
                           ---------------------------------------------------------------------------------------
                                              2000                                         1999
                           ------------------------------------------   ------------------------------------------
                                            PERCENTAGE OF                                PERCENTAGE OF
                              PREMIUMS        PREMIUMS      NUMBER OF      PREMIUMS        PREMIUMS      NUMBER OF
GEOGRAPHIC AREA(1)            WRITTEN          WRITTEN      CONTRACTS      WRITTEN          WRITTEN      CONTRACTS
------------------         --------------   -------------   ---------   --------------   -------------   ---------
                           (IN THOUSANDS)                               (IN THOUSANDS)
United States............     $39,107            41.7%          806        $37,043            38.1%          847
Worldwide(2).............      14,992            16.0%          227         14,570            15.0%          277
Worldwide (excluding the
  U.S.)(3)...............       4,827             5.2%          104          5,739             5.9%          124
Europe (including the
  U.K.)..................      19,144            20.4%          444         19,432            20.0%          457
Japan....................       4,175             4.5%           71          3,492             3.6%           65
Australia/New Zealand....       5,188             5.5%          134          7,774             8.0%          161
Other....................       6,324             6.7%          266          9,112             9.4%          384
                              -------           -----         -----        -------           -----         -----
          Total..........     $93,757           100.0%        2,052        $97,162           100.0%        2,315
                              =======           =====         =====        =======           =====         =====

---------------
NOTES:

(1) Except as otherwise noted, each of these categories includes contracts that cover risks primarily located in the designated geographic area.

(2) Includes contracts that cover risks primarily in two or more countries, including the United States.

(3) Includes contracts that cover risks primarily in two or more countries, excluding the United States.

     The following table sets out our gross aggregate in-force liability allocated to various zones of coverage exposure at January 1, 2001 and 2000. Our aggregate limits will be reduced to the extent that business is ceded to the proportional reinsurance facility (see "Retrocessional Reinsurance" below).

                                                                     AGGREGATE LIMIT OF
                                                                  LIABILITY AT JANUARY 1,
                                                              --------------------------------
GEOGRAPHIC AREA(1)                                                 2001              2000
------------------                                            --------------    --------------
                                                              (IN THOUSANDS)    (IN THOUSANDS)
United States
  New England...............................................     $277,817          $282,887
  Atlantic..................................................      314,165           337,982
  Gulf......................................................      303,091           306,848
  North Central.............................................      291,484           331,575
  Mid West..................................................      307,440           317,468
  West......................................................      294,937           294,663
  Alaska....................................................      116,153           108,912
  Hawaii....................................................      121,979           122,681
          Total United States(2)............................      434,111           494,442
Canada......................................................       49,679            57,227
Worldwide(3)................................................       65,814            85,560
Worldwide (excluding the U.S.)(4)...........................       75,341            72,989
Europe (including U.K.).....................................      274,708           312,364
Japan.......................................................       83,830           100,033
Australia/New Zealand.......................................       69,684           119,888
Other.......................................................       48,613            85,049

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

UNDERWRITING AND PROGRAM LIMITS

     In addition to geographic zones, we seek to limit our overall exposure to risk by pursuing a disciplined underwriting strategy which limits the amount of reinsurance we will supply in accordance with a particular program or contract, so as to achieve diversification within and across geographical zones. When we began operations, we maintained program limits of $15 million and contract limits of $5 million. In 1996, program limits were increased to $25 million. In a small number of instances we have exceeded these limits. We also attempt to distribute our exposure across a range of attachment points i.e., the amount of claims that have to be borne by the ceding insurer before our reinsurance coverage applies. Attachment points vary and are based upon an assessment of the ceding insurer's market share of property perils in any given geographic zone to which the contract relates, as well as the capital needs of the ceding insurer.

     Prior to reviewing any program proposal, we consider the appropriateness of the cedent, including the quality of its management and its capital and risk management strategy. In addition, we require that each proposed reinsurance program received includes information on the nature of the perils to be included and detailed aggregate information as to the location or locations of the risks covered under the catastrophe contract. Additional information would also include the cedent's loss history for the perils being reinsured, together with relevant underwriting considerations which would impact exposures to catastrophe reinsurers. We first evaluate exposures on new programs in light of the overall zone limits in any given catastrophe zone, together with program limits and contract limits, to ensure a balanced and disciplined underwriting approach. If the program meets all these initial underwriting criteria, we then evaluate the proposal in terms of its risk/reward profile to assess the adequacy of the proposed pricing and its potential impact on our overall return on capital. Once a program meets our requirements for underwriting and pricing, the program would then be authorized for acceptance.

     We extensively use sophisticated modeling and other technology in our underwriting techniques. Each submission received is registered on the "GENIUS" reinsurance data system we use for both underwriting and aggregate control purposes. This system enables both management and underwriters to have on-line information regarding both individual exposures and zonal aggregate concentrations. All submissions are recorded to determine and monitor their status as being pending, authorized, or bound.

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

     Generally, the proposed terms of coverage, including the premium rate and retention level for excess-of-loss contracts, are set by the lead reinsurer and agreed to by the client and broker. On placements requiring large market capacity, typically the broker strives to achieve a consensus of proposed terms with many participating underwriters to ensure placement. On both U.S. and non-U.S. business, we act in many cases as a lead or consensus lead reinsurer. When not the lead, we sometimes actively negotiate additional terms or conditions. If we elect to authorize a participation, the underwriter will specify the percentage or monetary participation in each layer, and will execute a slip to be followed by a contract to formalize coverage.

     We have a procedure for underwriting control to ensure that all acceptances are made in accordance with our underwriting policy and aggregate control. Each underwriting individual is given an underwriting authority, limits above which must be submitted for approval to the chief executive officer. All new acceptances are reviewed at least weekly by the chief executive officer.

     Generally, about 60% of premiums we write each year are for contracts which have effective dates in January, about 20% in April, about 10% in July and the remainder at other times throughout the year. Premiums are generally due in installments over the contract term, with each installment generally received within 30 days after the due date.

RETROCESSIONAL REINSURANCE

     Effective January 1, 1999, we arranged a proportional reinsurance facility for IPCRe through two leading intermediaries. The business covered by this facility is property catastrophe business written by IPCRe. The facility provides coverage of up to $50 million in each of at least 5 named zones, and potentially other zones of our choosing, provided that the risks in those zones do not accumulate with those in the named zones. The United States and the Caribbean are excluded zones. The named zones are the United Kingdom; Europe (excluding the U.K.); Australia / New Zealand; Japan and Canada. Business ceded to the facility is solely at our discretion. Within these limitations, we may designate the treaties to be included in the facility, subject to IPCRe retaining at least 50% of the risk. The premium ceded is pro rata, less brokerage, taxes and an override commission. A subsidiary of AIG, as a participating reinsurer, has a 10% participation on a direct basis. Most reinsurers participating in the facility have ratings of AA or above, and the minimum rating is A. Effective January 1, 2000 this facility was renewed on the same terms, although only 92% participation was bound. For 2001, the facility was again renewed on the same terms, but with only 61.5% bound. Where participation is less than 100%, IPCRe will co-participate on the balance, and net exposures will be proportionately higher on those treaties ceded to the facility.

MARKETING

     Our customers generally are sophisticated, long-established insurers who understand the risks involved and who desire the assurance not only that claims will be paid but that reinsurance will continue to be available after claims are paid. Catastrophic losses can be expected to affect financial results adversely from time to time, and we believe that financial stability and growth of capital (as well as service and innovation) are essential for creating long-term relationships with clients, and that such relationships are key to creating long-term value to the Company and our shareholders. During 2000, no single ceding insurer accounted for more than 6.1% of our gross premiums written.

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

     Based on premiums written during the year ended December 31, 2000, the five brokers from which we derive the largest portions of our business (with the approximate percentage of our business derived from such broker) are Marsh & McLennan and affiliates (35.8%), Aon Corp. and affiliates (19.7%), Willis Faber (11.4%), Benfield Greig (6.5%), and Herbert Clough (5.7%). During the year ended December 31, 2000, we had in force reinsurance contracts with only five ceding companies which were not derived from a reinsurance broker; otherwise, our products are marketed exclusively through brokers. Of the total premiums attributable to the five largest producing brokers referred to above, 1.1% was attributable to brokers affiliated with the insurers seeking coverage. All brokerage transactions are entered into on an arm's-length basis.

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

     Loss reserves represent our estimates, at a given point in time, of the ultimate settlement and administration costs of claims incurred, and it is possible that the ultimate liability may exceed or be less than such estimates. Such estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends in claim severity and frequency and other variable factors such as inflation and currency exchange rates. During the claim settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward, and any such adjustment would affect our results of operations in the period when the adjustment is determined. Even after such adjustments, ultimate liability may materially exceed or be less than the revised estimates. Moreover, reserve estimates by relatively new property catastrophe reinsurers, such as IPCRe, may be inherently more volatile than the reserve estimates of a reinsurer with a stable volume of business and an established claim history. In contrast to casualty losses, which frequently can be determined only through lengthy, unpredictable litigation, property losses tend to be reported promptly and settled within a shorter period of time.

INVESTMENTS

     GENERAL. Our current investment strategy is defined primarily by the need to safeguard our capital, since we believe that the risks inherent in catastrophe reinsurance should not be augmented by a speculative investment policy. For this reason our investment policy is conservative with a strong emphasis on the quality of investments. At December 31, 2000, other than cash, our investments consisted of fixed maturity securities, none of which had a rating of less than A, and shares of stock in the S & P 500 companies. Corporate bonds represented 50% of total fixed maturity investments at December 31, 2000 and of these 50% were issued by U.S. corporations and 50% by non-U.S. corporations, respectively. Our investment policy also stresses diversification and at December 31, 2000, only the U.S. Treasury and the Federal Home Loan Mortgage Corp. were individual issuers whose securities represented more than 5% of our portfolio. In addition to these parameters, guidelines are also set which limit permitted issuers, the amount of non-U.S. dollar denominated securities and the target duration of the portfolio.

     The following table summarizes the fair value of our investments and cash and cash equivalents as of December 31, 2000 and 1999:

                                                             DECEMBER 31,
                                                         --------------------
TYPE OF INVESTMENT                                         2000        1999
------------------                                       --------    --------
                                                            (IN THOUSANDS)
Fixed Maturities Available for Sale
  U.S. Government and government agencies..............  $126,792    $ 79,970
  Other governments....................................    78,898     131,637
  Corporate............................................   263,522     235,588
  Supranational entities...............................    54,448      40,631
                                                         --------    --------
                                                          523,660     487,826
Equities, available for sale...........................    65,462      78,859
Cash and cash equivalents..............................     9,409      28,069
                                                         --------    --------
                                                         $598,531    $594,754
                                                         ========    ========

     Our investment guidelines are reviewed periodically and are subject to change at the discretion of the Board of Directors.

     MATURITY AND DURATION OF PORTFOLIO. Currently, we maintain a target modified duration for the portfolio of between 1.25 years and 3.75 years although actual maturities of individual securities vary from less than one year to a maximum of eight years for fixed maturity securities, and ten years for money-market securities. At December 31, 2000 the fixed maturity portfolio (including cash and cash equivalents within such portfolio) had an average maturity of 3.1 years and an average modified duration of 2.7 years. We believe that, given the relatively high quality of our portfolio, adequate market liquidity exists to meet our cash demands.

     The following table summarizes the fair value by maturities of our fixed maturity investment portfolio as of December 31, 2000 and 1999. For this purpose, maturities reflect contractual rights to put or call the securities; actual maturities may be longer.

                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
                                                            (IN THOUSANDS)
Due in one year or less.................................  $ 26,010   $ 56,433
Due after one year through five years...................   482,844    400,844
Due after five years through ten years..................    14,806     30,549
                                                          --------   --------
                                                          $523,660   $487,826
                                                          ========   ========

     QUALITY OF DEBT SECURITIES IN PORTFOLIO. Our investment guidelines stipulate that a majority of the securities be AAA and AA rated, although a select number of A rated issues is permitted. The primary rating source is Moody's Investors Service ("Moody's") and, when no Moody's rating is available, S & P ratings are used.

     The following table summarizes the composition of the fair value of all cash and fixed maturity investments by rating:

                                                      DECEMBER 31,
                                                    ----------------
                                                     2000      1999
                                                    ------    ------
Cash and cash equivalents.........................    1.8%      5.4%
U.S. Government and government agencies...........   23.8%     15.5%
AAA...............................................   29.0%     30.5%
AA................................................   28.7%     39.3%
A.................................................   16.7%      9.3%
                                                    ------    ------
                                                    100.0%    100.0%
                                                    ======    ======

     There are no delinquent securities in our investment portfolio.

     REAL ESTATE. Our portfolio does not contain any investments in real estate or mortgage loans.

     FOREIGN CURRENCY EXPOSURE. At December 31, 2000 and 1999, most of our fixed maturity investments were in securities denominated in U.S. dollars, with the exception of an Australian dollar time deposit in the amount of approximately U.S. $4 million (equivalent). The investment guidelines permit up to 25% of the portfolio to be invested in non-U.S. dollar securities. However, from inception, such investments have been made infrequently and for the purpose of improving overall portfolio yield. When we do hold non-U.S. dollar denominated securities, we have entered and may enter into forward foreign exchange contracts for purposes of hedging our non-U.S. dollar denominated investment portfolio. In addition, in the event that loss payments must be made in currencies other than the U.S. dollar, in some cases we will match the liability with assets denominated in the same currency, thus mitigating the effect of exchange rate movements on the balance sheet. To date, this strategy has been used on three occasions.

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

COMPETITION

     The property catastrophe reinsurance industry is highly competitive. We compete, and will continue to compete, with insurers and property catastrophe reinsurers worldwide, many of which have greater financial, marketing and management resources than us. Some of our competitors are large financial institutions who have reinsurance divisions, while others are specialty reinsurance companies. In total, there are several hundred companies writing reinsurance of different types, including property catastrophe. In a recent ranking of the world's top 150 companies whose predominant source of income is generated from property and casualty reinsurance compiled by Standard & Poor's, IPC ranked 41st. The ranking was based on the amount of paid-up capital and surplus (i.e., shareholders' investment) at the end of 1999. In particular, we compete with Bermuda-based reinsurers, including XL Mid Ocean Re., Renaissance Reinsurance Ltd., Partner Reinsurance Company Ltd., LaSalle Re Limited, Tempest Reinsurance Company Limited, and with established international reinsurers outside Bermuda such as General Re, American Re Corporation, Munich Re, Swiss Reinsurance Company and Lloyd's. In addition, there may be established companies or new companies of which we are not aware that may be planning to enter the property catastrophe reinsurance market or existing reinsurers that may be planning to commit capital to this market. In addition, Lloyd's determined in 1993 to allow its syndicates to accept capital from corporate investors. Competition in the types of reinsurance business that we underwrite is based on many factors, including premium charges and other terms and conditions offered, services provided, ratings assigned by independent rating agencies, speed of claims payment, claims experience, perceived financial strength and experience and reputation of the reinsurer in the line of reinsurance to be written. Many of the reinsurers who have entered the Bermuda and London-based reinsurance markets have or could have more capital than us. The full effect of this additional capital on the reinsurance market may not be known for some time. No assurance can be given as to what impact this additional capital will ultimately have on terms or conditions of the reinsurance contracts of the types written by us.

     In September 1996, IPCRe was rated by A.M. Best Company, Inc. ("A.M. Best"), who gave it an initial rating of A+ (Superior). This rating was affirmed by A.M. Best in all subsequent years. In July, 1997 S & P assigned financial strength and counter-party credit ratings of A+, which were also affirmed in all subsequent years. Prior to 1996, IPCRe was not rated by any rating agency. During 1999, these ratings were extended to IPCRe Europe. The rating received from A.M. Best represents the second highest rating on their rating scale. The rating received from S & P represents the fifth highest rating on their rating scale. Such ratings are based on factors of concern to cedents and brokers and are not directed toward the protection of investors. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell such securities. While we believe that IPCRe's current ratings are of benefit, some of our principal competitors have a rating equal to or greater than that of IPCRe. Insurance ratings are one factor used by brokers and cedents in the United States as a means of assessing the financial strength and quality of reinsurers. In addition, a cedent's own rating may be adversely affected by the lack of a rating of its reinsurer. IPCRe is not licensed or admitted as an insurer in any jurisdiction in the United States and, as a consequence, must generally post letters of credit or other security to cover outstanding claims of, or unearned premiums with respect to, ceding insurers in the United States to enable such insurers to obtain favorable regulatory capital treatment of their reinsurance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources", contained in the Annual Report.

     We are aware of a number of new, proposed or potential legislative or industry changes that may impact upon the worldwide demand for property catastrophe reinsurance. Among other things, over the last few years capital markets participants, including exchanges and financial intermediaries, have developed financial products such as risk securitizations, intended to compete with traditional reinsurance, the usage of which has grown in volume. In addition, the tax policy of the countries in which our clients operate can affect the demand for reinsurance. We are also aware of many potential initiatives by capital market participants to produce additional alternative products that may compete with the existing catastrophe reinsurance markets. We are unable to predict the extent to which the foregoing new, proposed or potential initiatives may affect the demand for our products or the risks which may be available for us to consider underwriting.

EMPLOYEES

     As of January 1, 2001, we employed 13 people on a full-time basis including our Chief Executive Officer, Chief Financial Officer and two underwriters. We believe that employee relations are good. None of our employees are subject to collective bargaining agreements, and we know of no current efforts to implement such agreements at IPC.

     Many of our employees, including most of our senior management, are employed pursuant to work permits granted by the Bermuda authorities. These permits expire at various times over the next several years. We have no reason to believe that these permits would not be extended upon request at their respective expirations. However, new regulations enacted by the Minister of Labour and Home Affairs in Bermuda have imposed limitations on the number of times permits for non-key employees are renewed, to a maximum of six years.

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

     CLASSIFICATION OF INSURERS. In March 1995, the Insurance Act was amended to establish four classes of insurers in the area of general business. IPCRe applied to and obtained from the Registrar of Companies in Bermuda (the "Registrar"), who is the chief administrative officer under the Insurance Act, approval as a Class 4 insurer, having met the requirement of a minimum of $100 million of total statutory capital and surplus. The requirements of a Class 4 insurer -- the highest available class -- are intended to assure the world insurance market of the license-holder's long-term stability and sound financial condition. This classification prohibits IPCRe from writing long-term business without the Minister's approval and, in the event a proposed dividend is in excess of 25% of its total statutory capital and surplus, file an affidavit as to solvency, declaring that it will remain in compliance with the solvency margin and minimum capital and surplus requirements. In addition, dividends are prohibited where payment would cause IPCRe to be in breach of the Insurance Act. The solvency margin requirement is the greatest of $100 million, 50% of net premiums written (with maximum credit of 25% for reinsurance ceded) or 15% of loss and loss expense reserves. If IPCRe were to reduce its total statutory capital by more than 15% of that contained in its Statutory Financial Statements for the prior fiscal year, it would be required to apply to the Minister for approval and file certain required information, including an affidavit declaring that it would remain in compliance with the required minimum solvency margin and liquidity ratio. As of January 1, 2001, IPCRe would have been able to pay approximately $139 million in dividends in accordance with the foregoing restrictions. We do not expect these requirements to impose any significant limitations on the Company's liquidity, based on IPCRe's current capital structure and operating results. See note 15 to the Company's consolidated financial statements, contained in the Annual Report.

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

     As "exempted" companies, IPC Holdings and IPCRe may not, without the express authorization of the Bermuda legislature or under a license granted by the Minister, participate in certain business transactions, including: (i) the acquisition or holding of land in Bermuda (except that held by way of lease or tenancy agreement which is required for its business and held for a term not exceeding 50 years, or which is used to provide accommodation or recreational facilities for its officers and employees and held with the consent of the Minister, for a term not exceeding 21 years); (ii) the taking of mortgages on land in Bermuda in excess of $50,000; or (iii) the carrying on of business of any kind in Bermuda, except in certain limited circumstances such as doing business with another exempted undertaking in furtherance of the business of IPC Holdings or IPCRe (as the case may be) carried on outside Bermuda.

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

  EUROPEAN UNION

     IPCRe Europe is incorporated in Ireland, and as such is subject to regulations imposed by the European Union.

CERTAIN UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS

     The discussion below is only a general summary of certain United States federal income tax considerations that are relevant to certain holders of Common Shares of the Company. It does not address all relevant tax considerations that may be relevant to holders of Common Shares nor does it address tax considerations that may be relevant to certain holders. Investors and prospective investors should consult their own tax advisors concerning federal, state, local and non-U.S. tax consequences of ownership and disposition of Common Shares.

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

     RELATED PERSON INSURANCE INCOME RULES. If IPCRe's related person insurance income ("RPII") were to equal or exceed 20% of IPCRe's gross insurance income in any taxable year, a U.S. person who owns Common Shares directly or indirectly on the last day of the taxable year would likely be required to include in its income for U.S. federal income tax purposes the shareholder's pro-rata share of IPCRe's RPII for the taxable year, determined as if such RPII were distributed proportionately to such United States shareholders at that date regardless of whether such income is distributed. The amount of RPII earned by IPCRe (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. shareholder of IPCRe or any person related to such shareholder, including the Company) will depend on a number of factors, including the geographic distribution of IPCRe's business and the identity of persons directly or indirectly insured or reinsured by IPCRe. Although we do not believe that the 20% threshold was met in taxable years from 1994 to 2000, some of the factors which determine the extent of RPII in any period may be beyond our control. Consequently, there can be no assurance that IPCRe's RPII will not equal or exceed 20% of its gross insurance income in any taxable year.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the year ended December 31, 2000.

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

                                                                HIGH        LOW
                                                              --------    --------
2000
  Quarter ended March 31, 2000..............................  $15.7500    $      9.7500
  Quarter ended June 30, 2000...............................   16.0000          11.2500
  Quarter ended September 30, 2000..........................   18.6875          12.6250
  Quarter ended December 31, 2000...........................   22.8750          18.5000
1999
  Quarter ended March 31, 1999..............................  $23.1875    $     19.7500
  Quarter ended June 30, 1999...............................   21.6250          17.3750
  Quarter ended September 30, 1999..........................   22.5000          18.5625
  Quarter ended December 31, 1999...........................   20.3750          14.2500

     As of February 28, 2001, there were 74 holders of record of common shares.

     The Company did not pay dividends during 2000. In each of March, June, and September, 1999, IPC Holdings paid dividends of $0.3175 per common share. In December 1999, IPC Holdings paid a dividend of $0.16 per common share. The actual amount and timing of any future dividends is at the discretion of the Board and is dependent upon our profits and financial requirements, as well as loss experience, business opportunities and any other factors that the Board deems relevant. In addition, if we have funds available for distribution, we may nevertheless determine that such funds should be retained for the purposes of replenishing capital, expanding premium writings or other purposes. IPC Holdings is a holding company, whose principal source of income is cash dividends and other permitted payments from IPCRe. The payment of dividends from IPCRe to IPC Holdings is restricted under Bermuda law and regulation, including Bermuda insurance law and under IPCRe's five-year $300 million revolving credit facility with a syndicate of lenders led by Bank One N.A.(formerly the First National Bank of Chicago). The credit facility limits the amount of dividends that may be paid by IPCRe to IPC Holdings to the lesser of i) IPCRe's aggregate positive net income from March 31, 1998 to the end of the then-current fiscal quarter over the aggregate amount of all dividends and distributions paid during the same period, and ii) IPCRe's positive consolidated net income for the four fiscal quarters then ending over the aggregate amount of all dividends and distributions paid during the same period.

     Under the Insurance Act, IPCRe is prohibited from paying dividends of more than 25% of its statutory capital and surplus at the beginning of the fiscal year unless it files an affidavit stating it will continue to meet the required solvency margin and minimum liquidity ratio requirements, and from declaring or paying dividends without the approval of the Minister of Finance if it failed to meet its required margins from the previous fiscal year. The maximum amount of dividends which could be paid by IPCRe to IPC Holdings at January 1, 2001 without such notification is approximately $139,395,000. The Insurance Act also requires IPCRe to maintain a minimum solvency margin and minimum liquidity ratio and prohibits dividends which would result in a breach of these requirements. In addition, IPCRe is prohibited under the Insurance Act from reducing its opening total statutory capital by more than 15% without the approval of the Minister of Finance. As a result of these factors, there can be no assurance that our dividend policy will not change or that we will declare or pay any dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The historical consolidated financial data presented below as of and for each of the periods ended December 31, 2000, 1999, 1998, 1997, and 1996 were derived from our consolidated financial statements which are incorporated herein by reference to the Annual Report. The selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" also contained in the Annual Report and incorporated herein by reference.

                                                        YEAR ENDED DECEMBER 31,
                                  -------------------------------------------------------------------
                                     2000          1999          1998          1997          1996
                                  -----------   -----------   -----------   -----------   -----------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF INCOME DATA
Gross premiums written..........  $    93,757   $    97,162   $   111,265   $   117,050   $   111,569
Net premiums earned.............       86,961        94,967       120,125       112,486       113,642
Net investment income...........       31,089        30,327        30,053        29,883        28,883
Loss and loss expenses
  incurred......................       53,661       129,362        61,459        14,708        32,732
Acquisition costs...............        9,049        13,028        16,968        13,487        11,849
General & administrative
  expenses(1)...................       11,659        10,052        11,051        10,238         9,250
Realized gains/(losses), net on
  investments...................          544        30,355         7,014        (3,616)        3,871
Net income......................  $    44,225   $     3,207   $    67,714   $   100,320   $    92,565
Net income per common
  share(2)......................  $      1.73   $      0.12   $      2.55   $      3.79   $      3.55
Weighted average shares
  outstanding(2)................   25,497,671    25,988,116    26,547,062    26,492,401    26,080,744
Dividend per common share(3)....  $        --   $    1.1125   $      2.07   $      3.27   $    0.8925
OTHER DATA
Loss and loss expense
  ratio(4)......................         61.7%        136.2%         51.2%         13.1%         28.8%
Expense ratio(4)................         21.1%         23.9%         23.0%         19.7%         19.2%
Combined ratio(4)...............         82.8%        160.1%         74.2%         32.8%         48.0%
Return on average equity(5).....          8.3%          0.6%         12.4%         19.6%         19.9%
BALANCE SHEET DATA (AT END OF PERIOD)
Total cash and investments......  $   598,531   $   594,754   $   599,981   $   538,759   $   503,846
Reinsurance balances
  receivable....................       25,419        21,460        20,747        27,723        25,687
Total assets....................      647,490       640,942       643,091       585,019       548,081
Reserve for losses and loss
  expenses......................       61,358       111,441        52,226        27,590        28,483
Unearned premiums...............       19,068        16,364        17,602        26,462        21,898
Total shareholders'
  investment....................  $   559,270   $   504,931   $   565,952   $   528,293   $   496,135
Book value per common
  share(6)......................  $     21.93   $     19.43   $     21.32   $     19.94   $     19.02

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

(3) Dividend per common share is based on the number of average outstanding common shares during the years ended December 31, 2000, 1999, 1998, 1997 and 1996, respectively.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required for this item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis -- Quantitative and Qualitative Disclosure about Market Risk" in the Annual Report.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Exhibits

1. Financial Statements

     The following Consolidated Financial Statements of IPC Holdings and Report of Independent Auditors are incorporated herein by reference to pages 11 to 41 of the Annual Report:

     Report of Independent Public Accountants
     Consolidated balance sheets as of December 31, 2000 and 1999
     Consolidated statements of income for the years ended December 31, 2000, 1999 and 1998
     Consolidated statements of comprehensive income (loss) for the years ended December 31, 2000, 1999 and 1998
     Consolidated statements of changes in shareholders' investment for the years ended December 31, 2000, 1999 and 1998
     Consolidated statements of cash flows for the years ended December 31, 2000, 1999 and 1998
     Notes to the consolidated financial statements

2. Financial Statement Schedules

     Report of Independent Public Accountants on Schedules
     Schedule II -- Condensed Financial Information of Registrant
     Schedule III -- Supplementary Insurance Information of Subsidiary for the years ended December 31, 2000, 1999 and 1998.
     Schedule IV -- Supplementary Information concerning Reinsurance for the years ended December 31, 2000, 1999 and 1998.

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

3. Exhibits

EXHIBIT                                                                     METHOD
NUMBER                            DESCRIPTION                             OF FILING
-------                           -----------                             ---------
  3.1     Memorandum of Association of the Company....................               *
  3.2     Amended and Restated Bye-Laws of the Company................               *
  3.3     Form of Memorandum of Increase of Share Capital.............               *
  3.4     Form of Registration Rights Agreement.......................               *
  4.1     Form of Share Certificate...................................               *
 10.1     Termination Agreement among the Company and its previous
          shareholders................................................               *
 10.2     Form of Amended and Restated Option Agreement entered into
          between the Company and AIG.................................               *
 10.3+    Amended and Restated IPC Holdings, Ltd. Stock Option Plan...            [ ]N
 10.4+    IPCRe Defined Contribution..................................               *
 10.5     Amended and Restated Administrative Services Agreement among
          the Company, IPCRe and AICL.................................               *
 10.6     Investment Management Agreement between IPCRe and AIGIC.....              **
 10.7     Investment Sub-Advisory Agreement between AIGIC and AIGIC
          (Europe) (formerly known as Dempsey & Company International
          Limited)....................................................               *
 10.8     Custodial Agreement between AIGTS and IPCRe.................               *
 10.9+    Retirement Agreement between IPCRe and James P. Bryce.......               *
 10.10+   Retirement Agreement between IPCRe and Peter J.A. Cozens....               *
 10.11+   Amended and Restated IPC Holdings, Ltd. Deferred
          Compensation Plan...........................................             [ ]
 10.12    Credit Agreement between IPCRe Limited, the First National
          Bank of Chicago, and other Lenders named therein............               +
 10.13    Form of Limited Waiver to Credit Agreement between IPCRe
          Limited, BankOne N.A. and other Lenders named therein.......             [ ]
 11.1     Statement regarding Computation of Per Share Earnings.......  Filed herewith
 13.1     Portions of the Annual Report incorporated herein by
          reference...................................................  Filed herewith
 21.1     Subsidiaries of the Registrant..............................  Filed herewith
 23.1     Consent of Arthur Andersen..................................  Filed herewith

---------------

  * Incorporated by reference to the corresponding exhibit in the Company's Registration Statement on Form S-1 (No.
     333-00088).
 **  Incorporated by reference to Exhibit 10.1 to the Company's
     Form 10-Q for the quarter ended June 30, 1997 (File No.
     0-27662).
  + Incorporated by reference to Exhibits 10.1 and 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1998
     (File No. 0-27662).
[ ] Incorporated by reference to Exhibits 10.1 and 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1999
     (File No. 0-27662).
  [  Incorporated by reference to Exhibit 10.3 to the Company's
 ]N  Form 10-K for the year ended December 31, 1999 (File
     0-27662).
  + Management contract or compensatory plan, contract or arrangement.

     (b) Reports on Form 8-K.

          No reports were filed on Form 8-K during the fourth quarter of 2000.

                               IPC HOLDINGS, LTD.

                               INDEX TO SCHEDULES

  SCHEDULE/REPORT                                                                   PAGE
  ---------------                                                                   ----
  Report of Independent Public Accountants on Schedules.........................     25
  Schedule II       Consolidated Financial Information of the Registrant........     26
  Schedule III      Supplementary Insurance Information of Subsidiary for the        29
                    years ended December 31, 2000, 1999 and 1998................
  Schedule IV       Supplementary Information concerning Reinsurance for the         30
                    years ended December 31, 2000, 1999 and 1998................

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
IPC HOLDINGS, LTD.

     We have audited in accordance with generally accepted auditing standards the consolidated financial statements of IPC Holdings, Ltd. and subsidiaries included in IPC Holdings, Ltd.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 2, 2001. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. The schedules listed in the accompanying index are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN

Hamilton, Bermuda
February 2, 2001

                                                                     SCHEDULE II

                               IPC HOLDINGS, LTD.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS
                                (PARENT COMPANY)
               (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                                               AS OF DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
ASSETS:
Cash........................................................  $    101    $     22
Investment in wholly-owned subsidiaries.....................   561,462     506,411
Other assets................................................       420       1,548
                                                              --------    --------
                                                              $561,983    $507,981
                                                              ========    ========
LIABILITIES:
Payable to subsidiaries.....................................  $  2,637    $  2,896
Other liabilities...........................................        76         154
                                                              --------    --------
                                                                 2,713       3,050
                                                              --------    --------
SHAREHOLDERS' INVESTMENT:
Share capital -- 2000:25,039,713 shares outstanding, par
  value $0.01; 1999: 25,033,932 shares outstanding, par
  value $0.01...............................................       250         250
Additional paid in capital..................................   299,929     299,833
Retained earnings...........................................   254,511     210,286
Accumulated other comprehensive income (loss)...............     4,580      (5,438)
                                                              --------    --------
                                                               559,270     504,931
                                                              --------    --------
                                                              $561,983    $507,981
                                                              ========    ========

                                                                     SCHEDULE II
                                                                       CONTINUED

                               IPC HOLDINGS, LTD.

           CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- CONTINUED

                              STATEMENTS OF INCOME
                                (PARENT COMPANY)
               (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2000        1999        1998
                                                              --------    --------    --------
Interest income.............................................  $      3    $      5    $     15
Expenses:
  Operating costs and expenses, net.........................       811         779         889
                                                              --------    --------    --------
(Loss)/profit before equity in net income of wholly-owned
  subsidiaries..............................................      (808)       (774)       (874)
Equity in net income of wholly-owned subsidiaries...........    45,033       3,981      68,588
                                                              --------    --------    --------
Net income available to common shareholders.................  $ 44,225    $  3,207    $ 67,714
                                                              ========    ========    ========

                   STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                (PARENT COMPANY)
               (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                                                2000        1999        1998
                                                              --------    --------    --------
Net income..................................................  $ 44,225    $  3,207    $ 67,714
                                                              --------    --------    --------
Other comprehensive income (loss):
  Holding gains, (losses) net on investments during
     period.................................................    10,562      (6,024)     28,479
  Reclassification adjustment for (gains) losses included in net
     income.................................................      (544)    (30,355)     (7,014)
                                                              --------    --------    --------
                                                                10,018     (36,379)     21,465
                                                              --------    --------    --------
Comprehensive income (loss).................................  $ 54,243    $(33,172)   $ 89,179
                                                              ========    ========    ========

                                                                     SCHEDULE II
                                                                       CONTINUED

                               IPC HOLDINGS, LTD.

           CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- CONTINUED

                            STATEMENTS OF CASH FLOWS
                                (PARENT COMPANY)
               (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.................................................  $ 44,225    $  3,207    $ 67,714
Adjustments to reconcile net income to cash provided by:
  Equity in net income from subsidiaries...................   (45,033)     (3,981)    (68,588)
  Changes in, net:
     Other assets..........................................     1,128          29        (295)
     Payable to subsidiaries...............................      (259)        415          --
     Other liabilities.....................................       (78)        132         (44)
                                                             --------    --------    --------
                                                                  (17)       (198)     (1,213)
                                                             --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Additional share capital...................................        96          --         300
Dividends received from subsidiaries.......................        --      28,000      52,450
Dividends paid to shareholders.............................        --     (27,849)    (51,820)
                                                             --------    --------    --------
                                                                   96         151         930
                                                             --------    --------    --------
Net increase (decrease) in cash and cash equivalents.......        79         (47)       (283)
Cash and cash equivalents, beginning of year...............        22          69         352
                                                             --------    --------    --------
Cash and cash equivalents, end of year.....................  $    101    $     22    $     69
                                                             ========    ========    ========

                                                                    SCHEDULE III

                      IPC HOLDINGS, LTD. AND SUBSIDIARIES

                 SUBSIDIARY SUPPLEMENTARY INSURANCE INFORMATION
               (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                        FUTURE POLICY                                       BENEFITS,    AMORTIZATION
                           DEFERRED       BENEFITS,                                          CLAIMS,     OF DEFERRED
                            POLICY      LOSSES, CLAIMS                            NET       LOSSES AND      POLICY        OTHER
                          ACQUISITION      AND LOSS      UNEARNED   PREMIUM    INVESTMENT   SETTLEMENT   ACQUISITION    OPERATING
        SEGMENT              COSTS         EXPENSE       PREMIUMS   REVENUE      INCOME      EXPENSES       COSTS       EXPENSES
        -------           -----------   --------------   --------   --------   ----------   ----------   ------------   ---------
2000:
  Property & Similar....    $2,249         $ 61,358      $19,068    $ 86,961    $31,086      $ 53,661      $ 9,049       $8,427
1999:
  Property & Similar....     1,980          111,441       16,364      94,967     30,322       129,362       13,028        8,912
1998:
  Property & Similar....     2,048           52,226       17,602     120,125     30,038        61,459       16,968        9,856


                           GROSS
                          PREMIUMS
        SEGMENT           WRITTEN
        -------           --------
2000:
  Property & Similar....  $ 93,757
1999:
  Property & Similar....    97,162
1998:
  Property & Similar....   111,265

                                                                     SCHEDULE IV

                                  REINSURANCE
               (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                                     CEDED TO     ASSUMED                     PERCENTAGE OF
                                                       OTHER     FROM OTHER                       AMOUNT
                                      GROSS AMOUNT   COMPANIES   COMPANIES    NET AMOUNT(1)   ASSUMED TO NET
                                      ------------   ---------   ----------   -------------   --------------
2000:
  Property & Similar................       $--        $4,827      $ 93,757      $ 88,930           105%
1999:
  Property & Similar................       --          3,816        97,162        93,346           104%
1998:
  Property & Similar................       --             --       111,265       111,265           100%

---------------
(1) Premiums Written

                               IPC HOLDINGS, LTD.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Pembroke, Bermuda, on the 19th day of March, 2001.

                                          IPC HOLDINGS, LTD.

                                                    /s/ JAMES BRYCE
                                          --------------------------------------
                                          By: James P. Bryce
                                          President and Chief Executive Officer

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

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----

               /s/ JOSEPH C.H. JOHNSON                 Chairman of the Board of        March 19, 2001
-----------------------------------------------------    Directors
                 Joseph C.H. Johnson

                   /s/ JAMES BRYCE                     President, Chief Executive      March 19, 2001
-----------------------------------------------------    Officer and Director
                   James P. Bryce

                   /s/ JOHN WEALE                      Vice President and Chief        March 19, 2001
-----------------------------------------------------    Financial Officer
                    John R. Weale

                 /s/ RUSSELL FISHER                    Deputy Chairman of Board of     March 19, 2001
-----------------------------------------------------    Directors
                   Russell Fisher

                 /s/ ANTHONY PILLING                   Director                        March 19, 2001
-----------------------------------------------------
                 Anthony M. Pilling

                 /s/ CLARENCE JAMES                    Director                        March 19, 2001
-----------------------------------------------------
        Dr. The Honourable Clarence E. James

                   /s/ FRANK MUTCH                     Director                        March 19, 2001
-----------------------------------------------------
                     Frank Mutch

                                  EXHIBIT INDEX

EXHIBIT
NUMBER       DESCRIPTION                                                               METHOD OF FILING
------       -----------                                                               ----------------
3.1       Memorandum of Association of the Company                                            *

3.2       Amended and Restated Bye-Laws of the Company                                        *

3.3       Form of Memorandum of Increase of Share Capital                                     *

3.4       Form of Registration Rights Agreement                                               *

4.1       Form of Share Certificate                                                           *

10.1      Termination Agreement among the Company and its previous
          shareholders                                                                        *

10.2      Form of Amended and Restated Option Agreement entered into
          between the Company and AIG                                                         *

10.3 @    Amended and Restated IPC Holdings, Ltd. Stock Option Plan                          [][]

10.4 @    IPCRe Defined Contribution Plan                                                     *

10.5      Amended and Restated Administrative Services Agreement among
          the Company, IPCRe and AICL                                                         *

10.6      Investment Management Agreement between IPCRe and AIGIC                            **

10.7      Investment Sub-Advisory Agreement between AIGIC and AIGIC (Europe)
          (formerly known as Dempsey & Company International Limited)                         *

10.8      Custodial Agreement between AIGTS and IPCRe                                         *

10.9 @    Retirement Agreement between IPCRe and James P. Bryce                               *

10.10 @   Retirement Agreement between IPCRe and Peter J.A. Cozens                            *

10.11 @   Amended and Restated IPC Holdings, Ltd. Deferred Compensation
          Plan                                                                                *

10.12     Credit Agreement between IPCRe Limited, the First National
          Bank of Chicago, and other Lenders named therein                                    +

10.13     Form of Limited Waiver to Credit Agreement between IPCRe
          Limited, BankOne N.A. and other Lenders named therein                              []

11.1      Statement regarding Computation of Per Share Earnings                        Filed herewith

13.1      Portions of the Annual Report incorporated herein by
          reference                                                                    Filed herewith

21.1      Subsidiaries of  the Registrant                                              Filed herewith

23.1      Consent of Arthur Andersen                                                   Filed herewith

* Incorporated by reference to the corresponding exhibit in the Company's Registration Statement on Form S-1 (No. 333-00088).
** Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1997 (File No. 0-27662).
+ Incorporated by reference to Exhibits 10.1 and 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1998 (File No. 0-27662).
[] Incorporated by reference to Exhibits 10.1 and 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1999 (File No. 0-27662).
[][] Incorporated by reference to Exhibit 10.3 to the Company's Form 10-K for the year ended December 31, 1999 (File No. 0-27662).
@       Management contract or compensatory plan, contract or arrangement.