Form 10-Q
period 2001-03-31
IPC HOLDINGS LTD
filed 2001-05-09
CIK 909815

===============================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                          --------------------------
                                  FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2001
                                                --------------

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM ____________________ TO __________________

                       COMMISSION FILE NUMBER: 0-27662

                              IPC HOLDINGS, LTD.
            (Exact name of registrant as specified in its charter)

             BERMUDA                            NOT APPLICABLE
----------------------------------        -------------------------
 (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)             Identification No.)

 AMERICAN INTERNATIONAL BUILDING, 29 RICHMOND ROAD, PEMBROKE, HM 08, BERMUDA
-----------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (441) 298-5100
                                --------------
                       (Registrant's telephone number,
                             including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                   -----   -----

The number of outstanding common shares par value U.S. $0.01 per share of IPC Holdings, Ltd., as of May 8, 2001, was 25,063,072.


                                TOTAL PAGES 13
                       EXHIBIT INDEX LOCATED ON PAGE 12

===============================================================================

                        PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     IPC HOLDINGS, LTD. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of United States dollars, except for per share amounts)

-------------------------------------------------------------------------------

                                                                    As of                       As of
                                                                March 31, 2001            December 31, 2000
                                                                --------------            -----------------
                                                                 (unaudited)                  (audited)
ASSETS:

Fixed maturity investments:
   Available for sale, at fair market value (Amortized
   cost 2001: $510,901; 2000: $519,194)                                   $521,302                   $ 523,660
Equity investments, available for sale (Cost 2001:
$103,435; 2000: $65,348)                                                    94,981                      65,462
Cash and cash equivalents                                                   13,716                       9,409
Reinsurance balances receivable (Related party 2001:
$11,618; 2000: $3,847)                                                      56,258                      25,419
Deferred premiums ceded                                                      1,058                       1,120
Loss reserves recoverable (Related party 2001: $96; 2000:
$119)                                                                          962                       1,187
Accrued investment income                                                   11,716                      15,304
Deferred acquisition costs                                                   6,487                       2,249
Prepaid expenses and other assets                                            4,620                       3,680
                                                             ----------------------       ---------------------
                                                                          $711,100                   $ 647,490
                                                             ======================       =====================

LIABILITIES:

Reserve for losses and loss adjustment expenses                           $ 62,192                    $ 61,358
Unearned premiums                                                           59,224                      19,068
Reinsurance balances payable (Related party 2001: $141;
2000: $95)                                                                   1,471                         920
Deferred commissions                                                           196                         202
Accounts payable and accrued liabilities (Related party
2001: $1,591; 2000: $989)                                                    7,098                       6,672
                                                             ----------------------       ---------------------
                                                                           130,181                      88,220
                                                             ----------------------       ---------------------

SHAREHOLDERS' INVESTMENT:

Share capital (Common shares outstanding, par value U.S.
$0.01: 2001: 25,063,072; 2000: 25,039,713 shares)                              251                         250
Additional paid-in capital                                                 300,305                     299,929
Retained earnings                                                          278,416                     254,511
Accumulated other comprehensive income                                       1,947                       4,580
                                                             ----------------------       ---------------------
                                                                           580,919                     559,270
                                                             ----------------------       ---------------------

                                                             ----------------------       ---------------------
                                                                          $711,100                   $ 647,490
                                                             ======================       =====================

         See accompanying Notes to Consolidated Financial Statements

                     IPC HOLDINGS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME

(Expressed in thousands of United States dollars, except for per share amounts)

-------------------------------------------------------------------------------


                                                                  Three months ended March 31,
                                                                  ----------------------------
                                                                   2001                   2000
                                                                   ----                   ----
REVENUES:

Gross premiums written                                               $ 65,622               $ 57,833
Premiums ceded                                                           (917)                (1,355)
                                                             ------------------     ------------------
Net written premiums                                                   64,705                 56,478
Change in unearned premium reserve                                    (40,218)               (33,751)
                                                             ------------------     ------------------
Net premiums earned                                                    24,487                 22,727
Net investment income                                                   8,061                  7,587
Realized gains/(losses), net on investments                             3,864                   (143)
                                                             ------------------     ------------------
                                                                       36,412                 30,171
                                                             ------------------     ------------------

EXPENSES:

Losses and loss adjustment expenses, net                                6,967                 14,912
Acquisition costs, net                                                  3,047                  2,491
General and administrative expenses                                     2,124                  2,680
Exchange loss                                                             369                    277
                                                             ------------------     ------------------
                                                                       12,507                 20,360
                                                             ------------------     ------------------

                                                             ------------------     ------------------
NET INCOME                                                           $ 23,905                $ 9,811
                                                             ==================     ==================


Basic net income per common share                                       $0.95                  $0.39
Diluted net income per common share                                     $0.91                  $0.39

Weighted average number of common shares - basic                   25,060,623             25,033,932
Weighted average number of common shares - diluted                 26,269,689             25,101,570


         See accompanying Notes to Consolidated Financial Statements

                     IPC HOLDINGS, LTD. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

              (Expressed in thousands of United States dollars)
-------------------------------------------------------------------------------


                                                   Three months ended March 31,
                                                   ----------------------------
                                                    2001                   2000
                                                    ----                   ----
NET INCOME                                            $ 23,905               $ 9,811
                                               -----------------     -----------------
OTHER COMPREHENSIVE (LOSS) INCOME:
    Holding gains, net on investments
    during period                                        1,231                    16
    Reclassification adjustment for (gains)
    losses included in net income                       (3,864)                  143
                                               -----------------     -----------------
                                                        (2,633)                  159
                                               -----------------     -----------------
COMPREHENSIVE INCOME                                  $ 21,272               $ 9,970
                                               =================     =================



         See accompanying Notes to Consolidated Financial Statements

                     IPC HOLDINGS, LTD. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

              (Expressed in thousands of United States dollars)
-------------------------------------------------------------------------------

                                                                         Three months ended March 31,
                                                                         ----------------------------
                                                                        2001                      2000
                                                                        ----                      ----
                                                                     (unaudited)              (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                $ 23,905                  $ 9,811
Adjustments to reconcile net income to cash provided
    by operating activities:
    Amortization of investment premium, net                                   (123)                     (50)
    Realized (gains) losses, net on investments                             (3,864)                     143
    Changes in, net:
       Reinsurance balances receivable                                     (30,839)                 (25,443)
       Deferred premiums ceded                                                  62                     (819)
       Loss reserves recoverable                                               225                      939
       Accrued investment income                                             3,588                    2,015
       Deferred acquisition costs                                           (4,238)                  (3,676)
       Prepaid expenses and other assets                                      (940)                    (992)
       Reserve for losses and loss adjustment expenses                         834                  (27,432)
       Unearned premiums                                                    40,156                   34,569
       Reinsurance balances payable                                            551                      302
       Deferred commissions                                                     (6)                     150
       Accounts payable and accrued liabilities                                426                      938
                                                                 --------------------      -------------------
                                                                            29,737                   (9,545)
                                                                 --------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of fixed maturity investments                                    (179,206)                 (56,995)
Proceeds from sale of fixed maturity investments                           180,531                   60,149
Proceeds from maturities of fixed maturity investments                      11,000                        0
Purchases of equity investments                                            (38,562)                    (713)
Proceeds from sale of equity investments                                       430                      561
                                                                 --------------------      -------------------
                                                                           (25,807)                   3,002
                                                                 --------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITES:

Additional share capital                                                       377                        0
Cash dividends paid to shareholders                                              0                        0
                                                                 --------------------      -------------------
                                                                               377                        0
                                                                 --------------------      -------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         4,307                   (6,543)
CASH AND CASH EQUIVALENTS, beginning of period                               9,409                   28,069
                                                                 --------------------      -------------------
CASH AND CASH EQUIVALENTS, end of period                                  $ 13,716                 $ 21,526
                                                                 ====================      ===================




         See accompanying Notes to Consolidated Financial Statements

                     IPC HOLDINGS, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except for per share amounts)
                                 (unaudited)

-------------------------------------------------------------------------------

1.  GENERAL:

    The consolidated interim financial statements presented herein have been prepared on the basis of United States generally accepted accounting principles ("GAAP") and include the accounts of IPC Holdings, Ltd. (the "Company"), and its wholly owned subsidiaries, IPCRe Limited ("IPCRe") and IPCRe Services Limited ("Services" and, together with the Company and IPCRe, "IPC") and IPCRe Europe Limited, which is a wholly-owned subsidiary of IPCRe. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three month periods ended March 31, 2001 and 2000, respectively, the balance sheet at March 31, 2001 and the cash flows for the three month periods ended March 31, 2001 and 2000, respectively. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.  DIVIDENDS:

    No dividends have been declared or paid in 2001 to date.


3.  NET INCOME PER SHARE:

    The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", which requires dual presentation of basic and diluted earnings per share. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Stock options held by a shareholder of the Company were considered common stock equivalents and were included in the number of weighted average shares outstanding using the treasury stock method. Stock options granted to employees between February 15, 1996, and January 2, 2001 were also considered common stock equivalents for the purpose of calculating diluted net income per common share.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       RESULTS OF OPERATIONS, QUARTERS ENDED MARCH 31, 2001 AND 2000

    The following is a discussion of the results of operations and financial position of IPC Holdings, Ltd. References to "we", "our" or "IPC" mean IPC Holdings together with its wholly-owned subsidiaries, IPCRe Limited ("IPCRe"), and IPCRe Services Limited. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes for the three months ended March 31, 2001.

    In the quarters ended March 31, 2001 and 2000, we wrote premiums of $65.6 million and $57.8 million, respectively, an increase of 13.5%. Written premiums in the quarter were higher due to the benefit of increases in premium rates, which were in the range of 10% to 25% for loss-free contracts, and greater increases for loss-impacted contracts. Approximately $9.9 million of additional premium resulted from rate increases. We also wrote business for new clients and additional business for existing clients, which amounted to approximately $9.1 million. These increases were partly offset by business which was not renewed because of unsatisfactory terms and conditions, and by decreases in foreign currency exchange rates. These reductions totaled approximately $11.0 million. Written premiums also included reinstatement premiums of $0.7 million in the first quarter of 2001, compared to $1.4 million of reinstatement premiums recorded in the first quarter of 2000. We ceded premiums of $0.9 million to IPCRe's proportional reinsurance facility in the first quarter of 2001, compared to $1.4 million ceded in the first quarter of 2000. Net premiums earned in the three months ended March 31, 2001 were $24.5 million, compared to $22.7 million in the same period in 2000, an increase of 7.7%. Earned premiums were higher due to the increase in written premiums during the previous three quarters. This was offset in part by the reduction in reinstatement premiums which are fully earned when written.

    Net investment income was $8.1 million in the quarter ended March 31, 2001, compared to $7.6 million for the quarter ended March 31, 2000, an increase of 6.3%. This increase is a result of an increase in the average amount of invested assets, as well as a small increase in the net yield of the portfolio.

    There was a net realized gain from the sale of investments in the quarter ended March 31, 2001 of $3.9 million, compared to a loss of $0.1 million in the first quarter of 2000. Net realized gains and losses fluctuate from period to period, depending on the individual securities sold, as recommended by IPCRe's investment advisor. On March 27, 2001, as part of a portfolio reallocation recommended by our investment advisor, we invested $38.0 million in a global equity fund managed by AIG Sun America Asset Management Ltd. This investment was financed from operating cash flows, and some bond sales which took place during the latter part of March, which resulted in approximately $0.5 million of the gains.

    In the three months ended March 31, 2001, we incurred losses of $7.0 million, compared to $14.9 million in the first quarter of 2000. Incurred losses in the first quarter included reserves on certain events which took place during the quarter, including North American winter storms, the earthquakes in Seattle and Hiroshima and storms in Northeast Australia. These events, together with provisions for our aviation accounts, represented approximately $4.0 million. A provision for indexed loss contracts for prior periods accounted for a further approximately $3.0 million. In the first quarter of 2000, incurred losses were primarily the result of the development of losses from claims arising out of the European storms which took place in December 1999 and from Typhoon Bart which struck Japan in late September 1999. Our loss and loss expense ratio (the ratio of losses and loss adjustment expenses to premiums earned) was 28.5% in the first quarter of 2001, compared to 65.6% in the first quarter of 2000.

    Acquisition costs incurred, which consist primarily of commissions and brokerage fees paid to intermediaries for the production of business, were $3.0 million for the quarter ended March 31, 2001, compared to $2.5 million in the same period of 2000, an increase of 22.3%. This increase is due in part to the increase in earned premiums, and because in the first quarter of 2000 there was a reduction in the amount accrued for profit commissions, because of claims from the events that occurred in late 1999. General and administrative expenses were $2.1 million in the quarter ended March 31, 2001, compared to the $2.7 million incurred in the corresponding period in 2000. This decrease is due primarily to the closure of IPC's London office in 2000, as well as savings resulting from having one less member of senior management. These reductions were partly offset by an increase in administrative fees which are based on earned premiums. IPC's expense ratio (the ratio of acquisition costs plus general and administrative expenses to premiums earned) was 21.1% for the quarter ended March 31, 2001 compared to 22.8% for the corresponding period in 2000.

    The following table summarizes the loss and loss expense ratio, expense ratio and combined ratio (sum of loss and loss expense ratio, plus expense ratio) for the quarters ended March 31, 2001 and 2000, respectively:

                                                    Quarter ended March 31,
                                                ----------------------------
                                                 2001                   2000
                                                 ----                   ----
    Loss & loss expense ratio                   28.5%                  65.6%
    Expense ratio                               21.1%                  22.8%
    Combined ratio                              49.6%                  88.4%

    Our net income for the quarter ended March 31, 2001 was $23.9 million, compared to $9.8 million for the corresponding period in 2000, an increase of 143.7%. Excluding the effects of net realized gains and losses arising from the sale of investments, net operating income for the first quarter of 2001 was $20.0 million, compared to $10.0 million for the first quarter of 2000, an increase of 101.3%. This increase is primarily the result of higher premiums and lower losses, as discussed above.

    LIQUIDITY AND CAPITAL RESOURCES

    IPC Holdings is a holding company that conducts no reinsurance operations of its own. Its cash flows are limited to distributions from IPCRe and Services by way of loans or dividends. The dividends that IPCRe may pay are limited under Bermuda legislation and IPCRe's revolving credit facility. The Bermuda Insurance Act of 1978, and subsequent amendments thereto, require IPCRe to maintain a minimum solvency margin and a minimum liquidity ratio. The maximum dividend payable by IPCRe in accordance with Bermuda regulations as of January 1, 2001 was approximately $139 million. The maximum that can currently be paid under the credit facility without a waiver from certain covenants is approximately $45 million.

    IPCRe's sources of funds consist of premiums written, investment income and proceeds from sales and redemptions of investments. Cash is used primarily to pay losses and loss adjustment expenses, premiums retroceded, brokerage commissions, excise taxes, general and administrative expenses and dividends. The potential for a large catastrophe means that unpredictable and substantial payments may need to be made within relatively short periods of time. Hence, our cash flows fluctuate significantly from period to period.

    Net cash flows from operating activities in the three months ended March 31, 2001 were $29.7 million compared to a net cash outflow from operations of $(9.5) million in the corresponding period in 2000. The increase is primarily the result of the reduction in net claims paid during the period, which fell from $40.3 million in the first quarter of 2000, to $4.5 million in the first quarter of 2001.

    On March 27, 2001 we invested $38.0 million in a global equities fund (AIG Global Equities Growth Fund PLC) incorporated in Dublin, Ireland and managed by a subsidiary of AIG. The fund's investments are allocated across markets in Europe, North America, South East Asia, Japan and Latin America. At March 31, 2001, 51% of the investments were in North American companies, 28.3% in European companies, 12.9% in Japanese companies and balance in other geographic markets. This investment was financed primarily out of operating cash flow, as well as the proceeds of some bond sales. Net cash outflows from investing activities in the three months ended March 31, 2001 were $(25.8) million. Cash and cash equivalents increased by $4.3 million in the three months ended March 31, 2001, resulting in a balance of $13.7 million at March 31, 2001. At March 31, 2001, 47% of IPC's fixed maturity portfolio (based on market value) was held in cash, United States Treasury notes and in securities rated AAA, and 37% was held in securities rated AA. The average modified duration of IPC's fixed maturity portfolio was 2.8 years. IPC's portfolio does not contain any investments in real estate or mortgage loans. We believe that IPCRe's $300 million revolving credit facility, and the relatively high quality of its investment portfolio, provide sufficient liquidity to meet IPC's cash demands.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The investment portfolio of IPCRe is exposed to market risk. Market risk is the risk of loss of fair value resulting from adverse fluctuations in interest rates, foreign currency exchange rates and equity prices.

    Measuring potential losses in fair values has become the focus of risk management efforts by many companies. Such measurements are performed through the application of various statistical techniques. One such technique is Value at Risk ("VaR"). VaR is a summary statistical measure that uses historical interest and foreign currency exchange rates and equity prices and estimates of the volatility and correlation of each of these rates and prices to calculate the maximum loss that could occur within a given statistical confidence level and time horizon.

    We believe that statistical models alone do not provide a reliable method of monitoring and controlling market risk. While VaR models are relatively sophisticated, the quantitative market risk information is limited by the assumptions and parameters established in creating the related models. Therefore, such models are tools and do not substitute for the experience or judgement of senior management.

     Our investment managers performed a VaR analysis, to estimate the maximum potential loss of fair value for each segment of market risk for our investment portfolio, as of March 31, 2001. The analysis calculated the VaR with respect to the net fair value of our financial instrument assets as of March 31, 2001 using historical simulation methodology. At March 31, 2001 the VaR of IPCRe's investment portfolio was approximately $7.8 million, which represents a 95th percentile value change over a one-month time horizon. This result was obtained through historical simulation using approximately 750 days (3 years) of historical interest rate, foreign exchange rate and equity market data.

    The following table presents the VaR of each component of market risk of IPCRe's investment portfolio at March 31, 2001 and December 31, 2000, respectively, and the average for the quarter ended March 31, 2001 (expressed in thousands of U.S. dollars):

                                 March 31,   December 31,   Average for
                                 ---------   ------------   -----------
     MARKET RISK                    2001         2000      Quarter 1, 2001
                                    ----         ----      ---------------
     Currency                     $   601        $   270          $   436
     Interest Rate                  4,690          5,220            4,955
     Equity                         7,862          6,099            6,980
--------------------------------------------------------------------------
     Sum of Risk                   13,153         11,589           12,371
     Diversification Benefit       (5,371)        (4,499)          (4,935)
--------------------------------------------------------------------------
     TOTAL NET RISK               $ 7,782        $ 7,090          $ 7,436
--------------------------------------------------------------------------

    The primary reason for the increase in VaR from December 31, 2000 to March 31, 2001 is the additional investment in the AIG Global Equity Growth fund noted above, offset in part by the reductions in interest rates that took place during the quarter.

    IPCRe's balances receivable and liabilities for losses from reinsurance contracts it has written, are also exposed to the risk of changes in value resulting from adverse fluctuations in foreign currency exchange rates. To an extent, the impact on loss reserves of a movement in an exchange rate, will be partly offset by the impact on assets (receivables and cash/investments) denominated in the same currency, or vice versa. At March 31, 2001 an estimated 35% ($20 million) of reinsurance balances receivable, and an estimated $29 million of loss reserves, were denominated in non-U.S. currencies. In addition, we held U.S.$3.7 million of Australian dollar cash deposits which are to be used to settle hailstorm claims from 1999. Accordingly, we do not believe that the impact of exchange rate movements in respect of receivables or loss reserves on our overall VaR at March 31, 2001 to be material.

    NOTE ON FORWARD-LOOKING STATEMENTS

    This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends", or "expects". These forward-looking statements include but are not limited to the outcome of Y2K litigation and the effect of exchange rate movements. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this report should not be considered as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Numerous factors could cause the Company's actual results to differ materially from those in the forward-looking statements, or those achieved in the past, including: greater than expected severity or frequency of catastrophic events, reductions in pricing, or a decrease in demand for property catastrophe reinsurance, or changes in exchange rates and greater than expected currency exposure.

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



                                      IPC HOLDINGS, LTD.
                                      ------------------
                                         (REGISTRANT)




       DATE  MAY 8, 2001            /s/ James P. Bryce
             -----------       ---------------------------------
                                    JAMES P. BRYCE
                                    PRESIDENT AND CHIEF EXECUTIVE OFFICER




       DATE  MAY 8, 2001             /s/ John R. Weale
             -----------       ---------------------------------
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

       EXHIBIT
       NUMBER         DESCRIPTION
       -------        -----------
         3.1          Memorandum of Association of the Company
         3.2          Amended and Restated Bye-laws of the Company
         3.3          Form of Memorandum of Increase of Share Capital
        11.1  *       Reconciliation of basic and diluted net income per common
                      share ("EPS")


              *       Filed herewith