Form 10-Q
period 2001-06-30
IPC HOLDINGS LTD
filed 2001-08-10
CIK 909815

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2001

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ________________ TO _______________

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

The number of outstanding common shares par value U.S. $0.01 per share of IPC Holdings, Ltd., as of August 8, 2001, was 25,063,072.



                        EXHIBIT INDEX LOCATED ON PAGE 14

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

 (Expressed in thousands of United States dollars, except for per share amounts)


                                                                  As of              As of
                                                               June 30, 2001    December 31, 2000
                                                               -------------    -----------------
                                                                (unaudited)         (audited)
ASSETS:

Fixed maturity investments:
   Available for sale, at fair market value (Amortized
   cost 2001: $527,815; 2000: $519,194)                           $534,158          $523,660
Equity investments, available for sale at fair market
  value (Cost 2001: $103,426; 2000: $65,348)                        99,296            65,462
Cash and cash equivalents                                           13,551             9,409
Accrued investment income                                           11,589            15,304
Reinsurance balances receivable (Related party 2001:
  $8,542; 2000: $3,847)                                             59,792            25,419
Deferred premiums ceded                                              2,671             1,120
Loss reserves recoverable (Related party 2001: $95;
  2000: $119)                                                          954             1,187

Deferred acquisition costs                                           6,601             2,249
Prepaid expenses and other assets                                    4,503             3,680
                                                                  --------          --------
    TOTAL ASSETS                                                  $733,115          $647,490
                                                                  ========          ========

LIABILITIES:

Reserve for losses and loss adjustment expenses                   $ 59,721          $ 61,358
Unearned premiums                                                   60,471            19,068
Reinsurance balances payable (Related party 2001: $343;
  2000: $95)                                                         2,956               920
Deferred commissions                                                   479               202
Accounts payable and accrued liabilities (Related party
  2001: $1,630; 2000: $989)                                          7,468             6,672
                                                                  --------          --------
                                                                   131,095            88,220
                                                                  --------          --------

SHAREHOLDERS' INVESTMENT:

Share capital (Common shares outstanding, par value U.S.
  $0.01: 2001: 25,063,072; 2000: 25,039,713 shares)                    251               250
Additional paid-in capital                                         300,305           299,929
Retained earnings                                                  299,251           254,511
Accumulated other comprehensive income                               2,213             4,580
                                                                  --------          --------
                                                                   602,020           559,270
                                                                  --------          --------

   TOTAL SHAREHOLDERS' INVESTMENT AND LIABILITIES                 $733,115          $647,490
                                                                  ========          ========

           See accompanying Notes to Consolidated Financial Statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

 (Expressed in thousands of United States dollars, except for per share amounts)



                                                          Quarter ended June 30,          Six months ended June 30,
                                                          ----------------------          -------------------------
                                                          2001             2000             2001             2000
                                                      -----------      -----------      -----------      -----------
REVENUES:

Gross premiums written                                $    26,965      $    20,200      $    92,587      $    78,033
Premiums ceded                                             (2,487)          (1,298)          (3,404)          (2,653)
                                                      -----------      -----------      -----------      -----------
Net written premiums                                       24,478           18,902           89,183           75,380
Change in unearned premium reserve                            367            4,617          (39,851)         (29,134)
                                                      -----------      -----------      -----------      -----------
Net premiums earned                                        24,845           23,519           49,332           46,246
Net investment income                                       7,574            7,823           15,635           15,410
Realized gains/(losses), net on investments                   587              445            4,451              302
                                                      -----------      -----------      -----------      -----------
                                                           33,006           31,787           69,418           61,958
                                                      -----------      -----------      -----------      -----------

EXPENSES:

Losses and loss adjustment expenses, net                    7,212           22,066           14,179           36,978
Acquisition costs, net                                      2,706            3,435            5,753            5,926
General and administrative expenses                         2,225            2,263            4,349            4,943
Exchange loss                                                  28              547              397              824
                                                      -----------      -----------      -----------      -----------
                                                           12,171           28,311           24,678           48,671
                                                      -----------      -----------      -----------      -----------

                                                      -----------      -----------      -----------      -----------
NET INCOME                                            $    20,835      $     3,476      $    44,740      $    13,287
                                                      ===========      ===========      ===========      ===========


Basic net income per common share                     $      0.83      $      0.14      $      1.79      $      0.53
Diluted net income per common share                   $      0.79      $      0.14      $      1.70      $      0.53

Weighted average number of common shares - basic       25,063,072       25,033,932       25,061,854       25,033,932
Weighted average number of common shares - diluted     26,330,576       25,146,058       26,300,139       25,123,814

           See accompanying Notes to Consolidated Financial Statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                (Expressed in thousands of United States dollars)


                                             Quarter ended June 30,   Six months ended June 30,
                                             ---------------------    -------------------------
                                               2001         2000          2001         2000
                                             --------     --------      --------     --------
NET INCOME                                   $ 20,835     $  3,476      $ 44,740     $ 13,287
                                             --------     --------      --------     --------
OTHER COMPREHENSIVE INCOME (LOSS):
  Holding gains, net on investments
  during period                                   853         (741)        2,084         (725)
  Reclassification adjustment for (gains)
  losses included in net income                  (587)        (445)       (4,451)        (302)
                                             --------     --------      --------     --------
                                                  266       (1,186)       (2,367)      (1,027)
                                             --------     --------      --------     --------
COMPREHENSIVE INCOME                         $ 21,101     $  2,290      $ 42,373     $ 12,260
                                             ========     ========      ========     ========




           See accompanying Notes to Consolidated Financial Statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                (Expressed in thousands of United States dollars)

                                                              Six months ended June 30,
                                                              -------------------------
                                                                2001             2000
                                                             ----------       ----------
                                                             (unaudited)      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                   $   44,740       $   13,287
Adjustments to reconcile net income to cash provided
    by operating activities:
    Amortization of investment premium, net                          (8)            (145)
    Realized (gains) losses, net on investments                  (4,451)            (302)
    Changes in, net:
       Reinsurance balances receivable                          (34,373)         (29,700)
       Deferred premiums ceded                                   (1,551)          (1,628)
       Loss reserves recoverable                                    233            2,213
       Accrued investment income                                  3,715            1,660
       Deferred acquisition costs                                (4,352)          (3,322)
       Prepaid expenses and other assets                           (823)            (663)
       Reserve for losses and loss adjustment expenses           (1,637)         (32,347)
       Unearned premiums                                         41,403           30,762
       Reinsurance balances payable                               2,036            2,104
       Deferred commissions                                         277              299
       Accounts payable and accrued liabilities                     796              825
                                                             ----------       ----------
                                                                 46,005          (16,957)
                                                             ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of fixed maturity investments                         (290,379)         (93,836)
Proceeds from sale of fixed maturity investments                275,411           90,599
Proceeds from maturities of fixed maturity investments           11,000            8,000
Purchases of equity investments                                 (39,283)          (2,708)
Proceeds from sale of equity investments                          1,011            9,251
                                                             ----------       ----------
                                                                (42,240)          11,306
                                                             ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Additional share capital                                            377                0
Cash dividends paid to shareholders                                   0                0
                                                             ----------       ----------
                                                                    377                0
                                                             ----------       ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              4,142           (5,651)
CASH AND CASH EQUIVALENTS, beginning of period                    9,409           28,069
                                                             ----------       ----------
CASH AND CASH EQUIVALENTS, end of period                     $   13,551       $   22,418
                                                             ==========       ==========

           See accompanying Notes to Consolidated Financial Statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Expressed in thousands of United States dollars, except for per share amounts)
                                   (unaudited)


1.  GENERAL:

    The consolidated interim financial statements presented herein have been prepared on the basis of United States generally accepted accounting principles ("GAAP") and include the accounts of IPC Holdings, Ltd. (the "Company"), and its wholly owned subsidiaries, IPCRe Limited ("IPCRe") and IPCRe Services Limited ("Services" and, together with the Company and IPCRe, "IPC") and IPCRe Europe Limited, which is a wholly-owned subsidiary of IPCRe. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and six month periods ended June 30, 2001 and 2000, respectively, the balance sheet as of June 30, 2001 and the cash flows for the six month periods ended June 30, 2001 and 2000, respectively. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.  DIVIDENDS:

    On July 24, 2001, the Directors declared a quarterly dividend of $0.16 per share payable on September 20th, 2001 to shareholders of record on September 4th, 2001.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        RESULTS OF OPERATIONS, QUARTERS ENDED JUNE 30, 2001 AND 2000

    The following is a discussion of the results of operations and financial position of IPC Holdings, Ltd. References to "we", "our" or "IPC" mean IPC Holdings together with its wholly-owned subsidiaries, IPCRe Limited ("IPCRe"), and IPCRe Services Limited. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes for the six months ended June 30, 2001.

    In the quarters ended June 30, 2001 and 2000, we wrote premiums of $27.0 million and $20.2 million, respectively, an increase of 33.5%. Written premiums in the quarter were higher due to the benefit of increases in premium rates, which were in the range of 10% to 25% for loss-free contracts, and greater increases for loss-impacted contracts. Approximately $4.9 million of additional premium resulted from rate increases. We also wrote business for new clients and additional business for existing clients, which amounted to approximately $3.8 million. These increases were partly offset by business which was not renewed because of unsatisfactory terms and conditions, and by decreases in foreign currency exchange rates. These reductions totaled approximately $2.4 million. Written premiums also included reinstatement premiums of $0.5 million in the second quarter of 2001, compared to $0.1 million of reinstatement premiums recorded in the second quarter of 2000. We ceded premiums of $2.5 million to IPCRe's proportional reinsurance facility in the second quarter of 2001, compared to $1.3 million ceded in the second quarter of 2000. Net premiums earned in the three months ended June 30, 2001 were $24.8 million, compared to $23.5 million in the same period in 2000, an increase of 5.6%. Earned premiums were higher due to the increase in written premiums during the previous twelve months, as well as the increase in reinstatement premiums which are fully earned when written.

    Net investment income was $7.6 million in the quarter ended June 30, 2001, compared to $7.8 million for the quarter ended June 30, 2000, a decrease of 3.2%. This decrease is the result of the portfolio allocation change made at the end of March 2001, when $38.0 million was invested in a global equity fund, which will not generate investment income until a dividend is declared. This was offset in part by an increase in the average amount of invested assets.

    There was a net realized gain from the sale of investments in the quarter ended June 30, 2001 of $0.6 million, compared to $0.4 million in the second quarter of 2000. Net realized gains and losses fluctuate from period to period, depending on the individual securities sold, as recommended by IPCRe's investment advisor.

    In the three months ended June 30, 2001, we incurred losses of $7.2 million, compared to $22.1 million in the second quarter of 2000. Incurred losses in the second quarter included reserves on certain events which took place during the quarter, including Tropical Storm Allison which caused heavy flooding in Texas and other southern states in June, and hail and other storms which struck St. Louis and other parts of the mid-West in April and May. These events, represented approximately $5.8 million of the incurred losses. In the second quarter of 2000, incurred losses were primarily the result of the development of losses from claims arising out of the European storms which took place in December 1999 and from Typhoon Bart which struck Japan in late September 1999. Our loss and loss expense ratio (the ratio of losses and loss adjustment expenses to premiums earned) was 29.0% in the second quarter of 2001, compared to 93.8% in the second quarter of 2000.

    Acquisition costs incurred, which consist primarily of commissions and brokerage fees paid to intermediaries for the production of business, were $2.7 million for the quarter ended June 30, 2001, compared to $3.4 million in the same period of 2000, a decrease of 21.2%. Acquisition costs have decreased as a proportion of both written and earned premiums as a result of a reduction in brokerage accruals. General and administrative expenses were $2.2 million in the quarter ended June 30, 2001, compared to the $2.3 million incurred in the corresponding period in 2000. This decrease is due primarily to the closure of IPC's London office in 2000, as well as savings resulting from having one less member of senior management. These reductions were partly offset by an increase in administrative fees which are based on earned premiums. IPC's expense ratio (the ratio of acquisition costs plus general and administrative expenses to premiums earned) was 19.9% for the quarter ended June 30, 2001 compared to 24.2% for the corresponding period in 2000.

    The following table summarizes the loss and loss expense ratio, expense ratio and combined ratio (sum of loss and loss expense ratio, plus expense ratio) for the quarters ended June 30, 2001 and 2000, respectively:

                                       Quarter ended June 30,
                                       ----------------------
                                         2001          2000
                                        ------        ------
    Loss & loss expense ratio            29.0%         93.8%
    Expense ratio                        19.9%         24.2%
    Combined ratio                       48.9%        118.0%

    Our net income for the quarter ended June 30, 2001 was $20.8 million, compared to $3.5 million for the corresponding period in 2000, an increase of 499.4%. Excluding the effects of net realized gains and losses arising from the sale of investments, net operating income for the second quarter of 2001 was $20.2 million, compared to $3.0 million for the second quarter of 2000, an increase of 568.0%. This increase is primarily the result of higher premiums and lower losses, as discussed above.

        RESULTS OF OPERATIONS, SIX MONTHS ENDED JUNE 30, 2001 AND 2000

    In the six months ended June 30, 2001 and 2000, we wrote premiums of $92.6 million and $78.0 million, respectively, an increase of 18.7%. Written premiums in the six months were higher due to the benefit of increases in premium rates, which were in the range of 10% to 25% for loss-free contracts, and greater increases for loss-impacted contracts. Rate increases have resulted in approximately $14.8 million of additional premium. Premiums from new clients and additional business for existing clients amounted to approximately $14.2 million. These increases were partly offset by business which was not renewed because of unsatisfactory terms and conditions, and by decreases in foreign currency exchange rates. These reductions totaled approximately $13.4 million. Written premiums also included reinstatement premiums of $1.2 million in the first six months of 2001, compared to $1.5 million of reinstatement premiums recorded in the first six months of 2000. We ceded premiums of $3.4 million to IPCRe's proportional reinsurance facility in the first six months of 2001, compared to $2.7 million ceded in the first six months of 2000. Net premiums earned in the six months ended June 30, 2001 were $49.3 million, compared to $46.2 million in the same period in 2000, an increase of 6.7%. Earned premiums were higher due to the increase in written premiums during the previous twelve months. This was offset in part by the reduction in reinstatement premiums which are fully earned when written.

    Net investment income was $15.6 million in the six months ended June 30, 2001, compared to $15.4 million for the six months ended June 30, 2000, an increase of 1.5%. This increase is a result of an increase in the average amount of invested assets (6.3%), offset by the effect of the portfolio reallocation discussed above.

    There was a net realized gain from the sale of investments in the six months ended June 30, 2001 of $4.5 million, compared to $0.3 million in the first six months of 2000. Net realized gains and losses fluctuate from period to period, depending on the individual securities sold, as recommended by IPCRe's investment advisor. On March 27, 2001, as part of a portfolio reallocation recommended by our investment advisor, we invested $38.0 million in a global equity fund managed by AIG Sun America Asset Management Ltd. This investment was financed from operating cash flows, and some bond sales which took place during the latter part of March, which resulted in approximately $0.5 million of the gains.

    In the six months ended June 30, 2001, we incurred losses of $14.2 million, compared to $37.0 million in the first six months of 2000. Incurred losses in the first six months included reserves on certain events which took place during the six months, including North American winter storms, storms in Northeast Australia, Tropical Storm Allison and the hail storms which struck St. Louis and other parts of the mid-West. These events represented approximately $7.3 million. A provision for indexed loss contracts for prior periods accounted for a further approximately $3.0 million. In the first six months of 2000, incurred losses were primarily the result of the development of losses from claims arising out of the European storms which took place in December 1999 and from Typhoon Bart which struck Japan in late September 1999. Our loss and loss expense ratio was 28.7% in the first six months of 2001, compared to 80.0% in the first six months of 2000.

    Acquisition costs incurred, which consist primarily of commissions and brokerage fees paid to intermediaries for the production of business, were $5.8 million for the six months ended June 30, 2001, compared to $5.9 million in the same period of 2000, a decrease of 2.9%. This decrease is due in part to a reduction in brokerage accruals, offset in part by the increase in earned premiums. General and administrative expenses were $4.3 million in the six months ended June 30, 2001, compared to the $4.9 million incurred in the corresponding period in 2000. This decrease is due primarily to the closure of IPC's London office in 2000, as well as savings resulting from having one less member of senior management. These reductions were partly offset by an increase in administrative fees which are based on earned premiums. IPC's expense ratio was 20.5% for the six months ended June 30, 2001 compared to 23.5% for the corresponding period in 2000.

    The following table summarizes the loss and loss expense ratio, expense ratio and combined ratio for the six months ended June 30, 2001 and 2000, respectively:

                                      Six months ended June 30,
                                      -------------------------
                                         2001           2000
                                        ------         ------
    Loss & loss expense ratio            28.7%          80.0%
    Expense ratio                        20.5%          23.5%
    Combined ratio                       49.2%         103.5%

    Our net income for the six months ended June 30, 2001 was $44.7 million, compared to $13.3 million for the corresponding period in 2000, an increase of 236.7%. Excluding the effects of net realized gains and losses arising from the sale of investments, net operating income for the first six months of 2001 was $40.3 million, compared to $13.0 million for the first six months of 2000, an increase of 210.3%. This increase is primarily the result of higher premiums and lower losses, as discussed above.

    LIQUIDITY AND CAPITAL RESOURCES

    IPC Holdings is a holding company that conducts no reinsurance operations of its own. Its cash flows are limited to distributions from IPCRe and Services by way of loans or dividends. The dividends that IPCRe may pay are limited under Bermuda legislation and IPCRe's revolving credit facility. The Bermuda Insurance Act of 1978, and subsequent amendments thereto, require IPCRe to maintain a minimum solvency margin and a minimum liquidity ratio. The maximum dividend payable by IPCRe in accordance with Bermuda regulations as of January 1, 2001 was approximately $139 million. The maximum that can currently be paid under the credit facility without a waiver from certain covenants is approximately $59 million.

    IPCRe's sources of funds consist of premiums written, investment income and proceeds from sales and redemptions of investments. Cash is used primarily to pay losses and loss adjustment expenses, premiums retroceded, brokerage commissions, excise taxes, general and administrative expenses and dividends. The potential for a large catastrophe means that unpredictable and substantial payments may need to be made within relatively short periods of time, and therefore our cash flows fluctuate significantly from period to period.

    Net cash flows from operating activities in the six months ended June 30, 2001 were $46.0 million compared to a net cash outflow from operations of $(17.0) million in the corresponding period in 2000. The increase is primarily the result of the reduction in net claims paid during the period, which fell from $64.8 million in the first half of 2000, to $13.8 million in the first half of 2001.

    Net cash outflows from investing activities in the three months ended June 30, 2001 were $(42.2) million. Cash and cash equivalents increased by $4.1 million in the six months ended June 30, 2001, resulting in a balance of $13.6 million at June 30, 2001. At June 30, 2001, 51% of IPC's fixed maturity portfolio (based on market value) was held in cash, United States Treasury notes and in securities rated AAA, and 34% was held in securities rated AA. The average modified duration of IPC's fixed maturity portfolio was 2.7 years. IPC's portfolio does not contain any investments in real estate or mortgage loans. In view of its demonstrated ability to pay significant amounts of losses out of operating cash flow, IPCRe reduced the amount of its revolving credit facility from $300 million to $150 million, effective June 30, 2001. We believe that this facility, and the relatively high quality of IPC's investment portfolio, provide sufficient liquidity to meet IPC's cash demands.

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

    Although no significant property damage has been reported with Y2K as its primary cause, a limited number of commercial policyholders have sought a response from their property insurers for compensation for remedial costs. These cases involve a creative interpretation of the sue and labour clause in policies, which is designed to compensate policyholders for costs involved in efforts to mitigate losses from insured events. The outcome of these cases is uncertain but, given the limited number of cases, we currently believe that such cases are unlikely to have a significant impact, if any, on IPCRe's operations. One case has received an initial judgement in favour of the insurance company, and another case has been dropped by the plaintiff.

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

    Our investment managers performed a VaR analysis, to estimate the maximum potential loss of fair value for each segment of market risk for our investment portfolio, as of June 30, 2001. The analysis calculated the VaR with respect to the net fair value of our financial instrument assets as of June 30, 2001 using historical simulation methodology. As of June 30, 2001 the VaR of IPCRe's investment portfolio was approximately $9.1 million, which represents a 95th percentile value change over a one-month time horizon. This result was obtained through historical simulation using approximately 750 days (3 years) of historical interest rate, foreign exchange rate and equity market data.

    The following table presents the VaR of each component of market risk of IPCRe's investment portfolio as of June 30, 2001 and December 31, 2000, respectively, and the average for the six months ended June 30, 2001 (expressed in thousands of U.S. dollars):

        MARKET RISK                                                Average for six
                                      June 30,      December 31,     months ended
                                        2001            2000        June 30, 2001
                                      --------      ------------   ---------------
        Currency                      $    639        $    270        $    454
        Interest Rate                    5,283           5,220           5,252
        Equity                           8,981           6,099           7,540
       ---------------------------------------------------------------------------
        Sum of Risk                     14,903          11,589          13,246
        Diversification Benefit         (5,795)         (4,499)         (5,147)
       ---------------------------------------------------------------------------
        TOTAL NET RISK                $  9,108        $  7,090        $  8,099
       ---------------------------------------------------------------------------

    The primary reason for the increase in VaR from December 31, 2000 to June 30, 2001 is the additional investment in the AIG Global Equity Growth fund noted above, growth in our bond holdings and an increase in interest rate and equity markets volatility.

    IPCRe's balances receivable and liabilities for losses from reinsurance contracts it has written, are also exposed to the risk of changes in value resulting from adverse fluctuations in foreign currency exchange rates. To an extent, the impact on loss reserves of a movement in an exchange rate, will be partly offset by the impact on assets (receivables and cash/investments) denominated in the same currency, or vice versa. As of June 30, 2001 an estimated 35% ($21 million) of reinsurance balances receivable, and an estimated $27 million of loss reserves, were denominated in non-U.S. currencies. In addition, we held U.S.$3.8 million of Australian dollar cash deposits which are to be used to settle hailstorm claims from 1999. Accordingly, we do not believe that the impact of exchange rate movements in respect of receivables or loss reserves on our overall VaR as of June 30, 2001 to be material.

    SUBSEQUENT EVENT

    On July 24, 2001 Ms. Jackie Clegg was appointed a Director of IPCRe Limited and IPC Holdings, Ltd. Ms. Clegg was formerly Vice-Chairman and First Vice President of the Export - Import Bank of the United States, having served in that capacity since May, 1997.

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

            NONE

    ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            NONE

    ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                On June 15, 2001, the Annual General Meeting of Shareholders of the Company was held. At the meeting, shareholders were asked to vote upon resolutions set forth below. The following tabulation indicates the number of shares present in person or by proxy at such meeting and the number of such shares for or against, or withheld, or abstaining, with respect to each resolution after giving effect to the voting limitations contained in the Company's Bye-Laws:

                i). amending the Company's Bye-Laws to alter the number of directors to be elected or appointed from a fixed number of seven to a number determined by the Board of Directors (minimum two; maximum seven) -

                                                         FOR         AGAINST      WITHHELD
                                                         ---         -------      --------
                                                      14,485,204    2,546,187    1,559,584

                ii). electing the following persons as directors of the Company to serve until the 2002 Annual General Meeting -

                                                         FOR         AGAINST      WITHHELD
                                                         ---         -------      --------
                Joseph C.H. Johnson                   18,574,848        -           38,443
                Russell S. Fisher                     18,576,048        -           37,243
                Anthony M. Pilling                    18,575,448        -           37,843
                Dr. the Honourable Clarence James     18,573,618        -           39,673
                Frank Mutch                           18,576,961        -           36,330
                James P. Bryce                        18,578,061        -           35,230

                iii). appointing Arthur Andersen as auditors of the Company for its fiscal year ending December 31, 2001 -

                                                         FOR         AGAINST      WITHHELD
                                                         ---         -------      --------
                                                      18,587,183       22,414        3,694

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

       EXHIBIT
       NUMBER         DESCRIPTION
       ------         -----------
         3.1          Memorandum of Association of the Company
         3.2          Amended and Restated Bye-laws of the Company
         3.3          Form of Memorandum of Increase of Share Capital

         10.1*        Amended Schedule I (Investment Policy Guideline) to
                      Investment Management Agreement between IPCRe and AIGIC
                      (as originally filed as Exhibit 10.1 to the Company's Form
                      10-Q for the quarter ended June 30, 1997 (File No.
                      0-27662)).
         10.2* Amendment to Credit Agreement between IPCRe, BankOne and other Lenders names therein (as originally filed as Exhibits 10.1 and 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1998 (File No. 0-27662)).
         11.1* Reconciliation of basic and diluted net income per common share ("EPS").

             *  Filed herewith

                (b) Reports on Form 8-K

                NONE

                               IPC HOLDINGS, LTD.

                                   SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                                IPC HOLDINGS, LTD.
                                                ------------------
                                                   (REGISTRANT)




DATE  AUGUST 9, 2001                              /s/ James P. Bryce
      --------------                   -----------------------------------------
                                                    JAMES P. BRYCE
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER




DATE  AUGUST 9, 2001                              /s/ John R. Weale
      --------------                  ------------------------------------------
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

       EXHIBIT
       NUMBER         DESCRIPTION
       ------         -----------
         3.1          Memorandum of Association of the Company
         3.2          Amended and Restated Bye-laws of the Company
         3.3          Form of Memorandum of Increase of Share Capital
        10.1*         Amended Schedule I (Investment Policy Guideline) to
                      Investment Management Agreement between IPCRe and AIGIC
                      (as originally filed as Exhibit 10.1 to the Company's Form
                      10-Q for the quarter ended June 30, 1997 (File No.
                      0-27662)).
        10.2*         Amendment to Credit Agreement between IPCRe, BankOne and
                      other Lenders names therein (as originally filed as
                      Exhibits 10.1 and 10.2 to the Company's Form 10-Q for the
                      quarter ended June 30, 1998 (File No. 0-27662))
        11.1*         Reconciliation of basic and diluted net income per common
                      share ("EPS")

             *  Filed herewith