Form 10-Q
period 2001-09-30
IPC HOLDINGS LTD
filed 2001-11-08
CIK 909815

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ---------------
                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2001
                                               ------------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

 FOR THE TRANSITION PERIOD FROM .............. TO .................

                         COMMISSION FILE NUMBER: 0-27662
                                                 -------

                               IPC HOLDINGS, LTD.
             (Exact name of registrant as specified in its charter)


                 BERMUDA                                    NOT APPLICABLE
-----------------------------------------      ---------------------------------
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


The number of outstanding common shares par value U.S. $0.01 per share of IPC Holdings, Ltd., as of November 7, 2001, was 25,065,572.






                        EXHIBIT INDEX LOCATED ON PAGE 13

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

 (Expressed in thousands of United States dollars, except for per share amounts)

--------------------------------------------------------------------------------

                                                                               As of                       As of
                                                                         September 30, 2001          December 31, 2000
                                                                         ------------------          -----------------
                                                                            (unaudited)                  (audited)
ASSETS:

Fixed maturity investments:
     Available for sale, at fair market value (Amortized
     cost 2001: $542,559; 2000: $519,194)                                      $566,597                  $523,660
Equity investments, available for sale at fair market
value (Cost 2001: $103,487; 2000: $65,348)                                       84,204                    65,462
Cash and cash equivalents                                                        23,021                     9,409
Accrued investment income                                                        10,443                    15,304
Reinsurance balances receivable (Related party 2001: $5,545; 2000: $3,847)       60,417                    25,419
Deferred premiums ceded                                                           2,168                     1,120
Loss reserves recoverable (Related party 2001: $93; 2000: $119)                     927                     1,187
Deferred acquisition costs                                                        5,323                     2,249
Prepaid expenses and other assets                                                 4,261                     3,680
                                                                               --------                  --------
       TOTAL ASSETS                                                            $757,361                  $647,490
                                                                               ========                  ========

LIABILITIES:

Reserve for losses and loss adjustment expenses                                $168,608                  $ 61,358
Unearned premiums                                                                47,224                    19,068
Reinsurance balances payable (Related party 2001: $236; 2000: $95)                2,116                       920
Deferred commissions                                                                390                       202
Accounts payable and accrued liabilities (Related party
2001: $1,581; 2000: $989)                                                         7,416                     6,672
                                                                               --------                  --------
                                                                                225,754                    88,220
                                                                               --------                  --------

SHAREHOLDERS' INVESTMENT:


Share capital (Common shares outstanding, par value
U.S. $0.01: 2001: 25,065,572; 2000: 25,039,713 shares)                              251                       250
Additional paid-in capital                                                      300,339                   299,929
Retained earnings                                                               226,262                   254,511
Accumulated other comprehensive income                                            4,755                     4,580
                                                                               --------                  --------
                                                                                531,607                   559,270
                                                                               ========                  ========
     TOTAL SHAREHOLDERS' INVESTMENT AND LIABILITIES
                                                                               $757,361                  $647,490
                                                                               ========                  ========


           See accompanying Notes to Consolidated Financial Statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF (LOSS) INCOME

 (Expressed in thousands of United States dollars, except for per share amounts)

--------------------------------------------------------------------------------

                                                         Quarter ended September 30,                Nine months ended September 30,
                                                       ------------------------------               -------------------------------
                                                           2001              2000                       2001               2000
                                                           ----              ----                       ----               ----
REVENUES:

Gross premiums written                                 $     33,081      $     10,530               $    125,668      $     88,563
Premiums ceded                                                 (713)           (1,131)                    (4,117)           (3,784)
                                                       ------------      ------------               ------------      ------------
Net written premiums                                         32,368             9,399                    121,551            84,779
Change in unearned premium reserve                           12,743            10,796                    (27,108)          (18,338)
                                                       ------------      ------------               ------------      ------------
Net premiums earned                                          45,111            20,195                     94,443            66,441
Net investment income                                         7,871             7,861                     23,506            23,271
Realized gains/(losses), net on investments                   1,703                13                      6,154               315
                                                       ------------      ------------               ------------      ------------
                                                             54,685            28,069                    124,103            90,027
                                                       ------------      ------------               ------------      ------------

EXPENSES:

Losses and loss adjustment expenses, net                    116,715             7,812                    130,894            44,790
Acquisition costs, net                                        4,044             2,427                      9,797             8,353
General and administrative expenses                           2,633             2,146                      6,982             7,089
Exchange loss                                                   272               655                        669             1,479
                                                       ------------      ------------               ------------      ------------
                                                            123,664            13,040                    148,342            61,711
                                                       ------------      ------------               ------------      ------------

                                                       ------------      ------------               ------------      ------------
NET (LOSS) INCOME                                      $    (68,979)     $     15,029               $    (24,239)     $     28,316
                                                       ============      ============               ============      ============


Basic net (loss) income per common share                     $(2.75)            $0.60                     $(0.97)            $1.13
Diluted net (loss) income per common share                   $(2.75)            $0.59                     $(0.97)            $1.12

Weighted average number of common shares - basic         25,063,905        25,033,932                 25,062,540        25,033,932
Weighted average number of common shares - diluted       25,063,905        25,637,678                 25,062,540        25,295,102



           See accompanying Notes to Consolidated Financial Statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

                (Expressed in thousands of United States dollars)
--------------------------------------------------------------------------------

                                                       Quarter ended September 30,     Nine months ended September 30,
                                                       ---------------------------     -------------------------------
                                                          2001             2000           2001                  2000
                                                          ----             ----           ----                  ----

NET (LOSS) INCOME                                      $(68,979)         $ 15,029       $(24,239)             $ 28,316
                                                       --------          --------       --------              --------
OTHER COMPREHENSIVE INCOME (LOSS):
    Holding gains, net on investments during period       4,245             5,700          6,329                 4,975
    Reclassification adjustment for (gains)
    losses included in net income                        (1,703)              (13)        (6,154)                 (315)
                                                       --------          --------       --------              --------
                                                          2,542             5,687            175                 4,660
                                                       --------          --------       --------              --------
COMPREHENSIVE (LOSS) INCOME                            $(66,437)         $ 20,716       $(24,064)             $ 32,976
                                                       ========          ========       ========              ========





           See accompanying Notes to Consolidated Financial Statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                (Expressed in thousands of United States dollars)
--------------------------------------------------------------------------------

                                                                      Nine months ended September 30,
                                                                      -------------------------------
                                                                      2001                        2000
                                                                      ----                        ----
                                                                   (unaudited)                 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                 $ (24,239)                   $  28,316
Adjustments to reconcile net income to cash provided
       by operating activities:
       Amortization of investment premium, net                          331                         (293)
       Realized (gains) losses, net on investments                   (6,154)                        (315)
       Changes in, net:
              Reinsurance balances receivable                       (34,998)                     (13,056)
              Deferred premiums ceded                                (1,048)                      (1,604)
              Loss reserves recoverable                                 260                        2,745
              Accrued investment income                               4,861                          105
              Deferred acquisition costs                             (3,074)                      (2,947)
              Prepaid expenses and other assets                        (581)                           3
              Reserve for losses and loss adjustment expenses       107,250                      (38,314)
              Unearned premiums                                      28,156                       26,501
              Reinsurance balances payable                            1,196                        2,246
              Deferred commissions                                      188                          611
              Accounts payable and accrued liabilities                  744                          (40)
                                                                  ---------                    ---------
                                                                     72,892                        3,958
                                                                  ---------                    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of fixed maturity investments                             (383,091)                    (139,364)
Proceeds from sale of fixed maturity investments                    354,819                      124,752
Proceeds from maturities of fixed maturity investments               11,000                       12,000
Purchases of equity investments                                     (39,860)                      (4,257)
Proceeds from sale of equity investments                              1,451                       10,713
                                                                  ---------                    ---------
                                                                    (55,681)                       3,844
                                                                  ---------                    ---------

CASH FLOWS FROM FINANCING ACTIVITES:

Additional share capital                                                411                            0
Cash dividends paid to shareholders                                  (4,010)                           0
                                                                  ---------                    ---------
                                                                     (3,599)                           0
                                                                  ---------                    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                            13,612                        7,802
CASH AND CASH EQUIVALENTS, beginning of period                        9,409                       28,069
                                                                  ---------                    ---------
CASH AND CASH EQUIVALENTS, end of period                          $  23,021                    $  35,871
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





           See accompanying Notes to Consolidated Financial Statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Expressed in thousands of United States dollars, except for per share amounts)
                                   (unaudited)

--------------------------------------------------------------------------------

1.     GENERAL:

       The consolidated interim financial statements presented herein have been prepared on the basis of United States generally accepted accounting principles ("GAAP") and include the accounts of IPC Holdings, Ltd. (the "Company"), and its wholly owned subsidiaries, IPCRe Limited ("IPCRe") and IPCRe Services Limited ("Services" and, together with the Company and IPCRe, "IPC") and IPCRe Europe Limited, which is a wholly-owned subsidiary of IPCRe. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and nine month periods ended September 30, 2001 and 2000, respectively, the balance sheet as of September 30, 2001 and the cash flows for the nine month periods ended September 30, 2001 and 2000, respectively. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.     DIVIDENDS:

       On September 20th, the Company paid a quarterly dividend of $0.16 per share to shareholders of record on September 4th, 2001.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              RESULTS OF OPERATIONS, QUARTERS ENDED SEPTEMBER 30, 2001 AND 2000

       The following is a discussion of the results of operations and financial position of IPC Holdings, Ltd. References to "we", "our" or "IPC" mean IPC Holdings together with its wholly-owned subsidiaries, IPCRe Limited ("IPCRe"), and IPCRe Services Limited. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes for the nine months ended September 30, 2001.

       In the quarters ended September 30, 2001 and 2000, we wrote premiums of $33.1 million and $10.5 million, respectively, an increase of 214.2%. Written premiums in the quarter were higher, primarily because of reinstatement premium accruals for claims arising from the terrorist attacks on the World Trade Center, which amounted to approximately $17 million. Premiums were also higher because of increases in premium rates, which were in the range of 10% to 25% for loss-free contracts, and greater increases for loss-impacted contracts. Approximately $2.3 million of additional premium resulted from rate increases. We also wrote business for new clients and additional business for existing clients, which amounted to approximately $4.0 million. These increases were partly offset by business which was not renewed because of unsatisfactory terms and conditions, and by decreases in foreign currency exchange rates. These reductions totaled approximately $1.4 million. Reinstatement premiums for claims from other events were also $0.7 million higher in the third quarter of 2001 when compared to the corresponding quarter in 2000. We ceded premiums of $0.7 million to IPCRe's proportional reinsurance facility in the third quarter of 2001, compared to $1.1 million ceded in the third quarter of 2000. Net premiums earned in the three months ended September 30, 2001 were $45.1 million, compared to $20.2 million in the same period in 2000, an increase of 123.4%. Earned premiums were higher due to the increase in reinstatement premiums which are fully earned when written, as well as the increase in written premiums during the previous twelve months.

       Net investment income was $7.9 million in the quarter ended September 30, 2001, the same as for the quarter ended September 30, 2000. The overall yield of the portfolio was less for the quarter ended September 30, 2001, than for the corresponding quarter in 2000, but this was offset by the increase in the average balance of invested assets in the third quarter of 2001, which was 12.8% higher than the corresponding quarter of 2000.

       There was a net realized gain from the sale of investments in the quarter ended September 30, 2001 of $1.7 million, compared to $13 thousand in the third quarter of 2000. Net realized gains and losses fluctuate from period to period, depending on the individual securities sold, as recommended by IPCRe's investment advisor.

       In the three months ended September 30, 2001, we incurred losses of $116.7 million, compared to $7.8 million in the third quarter of 2000. Incurred losses in the third quarter of 2001 include $112.0 million in reserves for estimated claims arising from the terrorist attack on the World Trade Center. In the third quarter of 2000, incurred losses included the Kuwait National Petroleum explosion ($2.5 million), a satellite loss ($0.5 million) as well as some minor development of claims from prior years. Our loss and loss expense ratio (the ratio of losses and loss adjustment expenses to premiums earned) was 258.7% in the third quarter of 2001, compared to 38.7% in the third quarter of 2000.

       Acquisition costs incurred, which consist primarily of commissions and brokerage fees paid to intermediaries for the production of business, were $4.0 million for the quarter ended September 30, 2001, compared to $2.4 million in the corresponding period of 2000, an increase of 66.6%. Acquisition costs have increased because of the increase in earned premiums, but not proportionately so, because the brokerage on reinstatement premium is significantly less than the brokerage on deposit premiums. General and administrative expenses were $2.6 million in the quarter ended September 30, 2001, compared to the $2.1 million incurred in the corresponding period in 2000. This increase is due primarily to an increase in administrative fees which are based on earned premiums, offset in part by a reduction in general operating expenses. IPC's expense ratio (the ratio of acquisition costs plus general and administrative expenses to premiums earned) was 14.8% for the quarter ended September 30, 2001 compared to 22.6% for the corresponding period in 2000.

       The following table summarizes the loss and loss expense ratio, expense ratio and combined ratio (sum of loss and loss expense ratio, plus expense ratio) for the quarters ended September 30, 2001 and 2000, respectively:


                              Quarter ended September 30,
                              ---------------------------
                               2001                 2000
                               ----                 ----
Loss & loss expense ratio     258.7%               38.7%
Expense ratio                  14.8%               22.6%
Combined ratio                273.5%               61.3%

       Our net loss for the quarter ended September 30, 2001 was $(69.0) million, compared to net income of $15.0 million for the third quarter of 2000, a decrease of 559.0%. Excluding the effects of net realized gains and losses arising from the sale of investments, our net operating loss for the third quarter of 2001 was $(70.7) million, compared to operating income of $15.0 million for the third quarter of 2000, a decrease of 570.7%. This decrease is primarily the result of the significant increase in claims, as discussed above.

      RESULTS OF OPERATIONS, NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

       In the nine months ended September 30, 2001 and 2000, we wrote premiums of $125.7 million and $88.6 million, respectively, an increase of 41.9%. Written premiums were higher due to the benefit of increases in premium rates, which were in the range of 10% to 25% for loss-free contracts, and greater increases for loss-impacted contracts. Rate increases have resulted in approximately $17.1 million of additional premium. Premiums from new clients and additional business for existing clients amounted to approximately $17.3 million. These increases were partly offset by business which was not renewed because of unsatisfactory terms and conditions, and by decreases in foreign currency exchange rates. These reductions totaled approximately $14.8 million. Written premiums also included reinstatement premiums of $19.2 million in the nine months ended September 30, 2001, which mostly related to estimated claims arising from the terrorist attack on the World Trade Center, compared to $1.7 million of reinstatement premiums recorded in the corresponding period of 2000. We ceded premiums of $4.1 million to IPCRe's proportional reinsurance facility in the nine months ended September 30, 2001, compared to $3.8 million ceded in the corresponding period of 2000. Net premiums earned in the nine months ended September 30, 2001 were $94.4 million, compared to $66.4 million in the same period in 2000, an increase of 42.2%. Earned premiums were higher due to the increase in reinstatement premiums which are fully earned when written, as well as an increase in written premiums during the previous twelve months.

       Net investment income was $23.5 million in the nine months ended September 30, 2001, compared to $23.3 million for the nine months ended September 30, 2000, an increase of 1.0%. This increase is a result of an increase in the average amount of invested assets (7.0%), offset by the reduction of overall portfolio yield.

       There was a net realized gain from the sale of investments in the nine months ended September 30, 2001 of $6.2 million, compared to $0.3 million in the corresponding period of 2000. Net realized gains and losses fluctuate from period to period, depending on the individual securities sold, as recommended by IPCRe's investment advisor.

       In the nine months ended September 30, 2001, we incurred losses of $130.9 million, compared to $44.8 million in the nine months ended September 30, 2000. Incurred losses in 2001 include estimated claims from the terrorist attack on the World Trade Center ($112 million), as well as Tropical Storm Allison and the hail storms which struck St. Louis and other parts of the mid-West. In the nine months ended September 30, 2000, incurred losses were primarily the result of the development of losses from claims arising out of the European storms which took place in December 1999 and from Typhoon Bart which struck Japan in late September 1999. In addition, events in 2000 included the Kuwait National Petroleum explosion, a Kentucky warehouse fire and a satellite loss. Our loss and loss expense ratio was 138.6% in the nine months ended September 30, 2001, compared to 67.4% in the corresponding period of 2000.

       Acquisition costs incurred were $9.8 million for the nine months ended September 30, 2001, compared to $8.4 million in the same period of 2000, an increase of 17.3%. This increase is due to the increase in earned premiums, but not proportionately so, since brokerage on reinstatement premium is significantly less than brokerage on deposit premiums. General and administrative expenses were $7.0 million in the nine months ended September 30, 2001, compared to the $7.1 million incurred in the corresponding period in 2000. This decrease is due primarily to the closure of IPC's London office in 2000, as well as savings resulting from having one less member of senior management. These reductions were mostly offset by an increase in administrative fees which are based on earned premiums. IPC's expense ratio was 17.8% for the nine months ended September 30, 2001 compared to 23.2% for the corresponding period in 2000.

       The following table summarizes the loss and loss expense ratio, expense ratio and combined ratio for the nine months ended September 30, 2001 and 2000, respectively:


                                          Nine months ended September 30,
                                          -------------------------------
                                            2001                  2000
                                            ----                  ----
       Loss & loss expense ratio          138.6%                  67.4%
       Expense ratio                       17.8%                  23.2%
       Combined ratio                     156.4%                  90.6%


       Our net loss for the nine months ended September 30, 2001 was $(24.2) million, compared to net income of $28.3 million for the corresponding period in 2000, a decrease of 185.6%. Excluding the effects of net realized gains and losses arising from the sale of investments, our net operating loss for the first nine months of 2001 was $(30.4) million, compared to operating income of $28.0 million for the corresponding period of 2000, a decrease of 208.5%. The decrease is primarily the result of significant increase in losses, as discussed above.

       LIQUIDITY AND CAPITAL RESOURCES

       IPC Holdings is a holding company that conducts no reinsurance operations of its own. Its cash flows are limited to distributions from IPCRe and Services by way of loans or dividends. The dividends that IPCRe may pay are limited under Bermuda legislation and IPCRe's revolving credit facility. The Bermuda Insurance Act of 1978, and subsequent amendments thereto, require IPCRe to maintain a minimum solvency margin and a minimum liquidity ratio. The maximum dividend payable by IPCRe in accordance with Bermuda regulations as of January 1, 2001 was approximately $139 million. The maximum dividend that could have been paid in the third quarter under the credit facility, without a waiver from certain covenants, was approximately $8.6 million.

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

       Net cash flows from operating activities in the nine months ended September 30, 2001 were $72.9 million compared to $4.0 million in the corresponding period in 2000. The increase is primarily the result of the reduction in net claims paid during the period, which were $22.5 million in the nine months ended September 30, 2001, compared to $79.9 million in the corresponding period of 2000. However, we expect to pay a significant proportion of claims in respect of the terrorist attack on the World Trade Center during the next six months.

       Net cash outflows from investing activities in the nine months ended September 30, 2001 were $(55.7) million. Cash and cash equivalents increased by $13.6 million in the nine months ended September 30, 2001, resulting in a balance of $23.0 million at September 30, 2001. At September 30, 2001, 46.9% of IPC's fixed maturity portfolio (based on market value) was held in cash, United States Treasury notes and in securities rated AAA, and 40.5% was held in securities rated AA. The average modified duration of IPC's fixed maturity portfolio was 2.85 years. IPC's portfolio does not contain any investments in real estate or mortgage loans. We believe that IPCRe's $150 million revolving credit facility, and the relatively short duration and high quality of IPC's investment portfolio, will provide sufficient liquidity to meet IPC's cash demands.

       Neither the Company, IPCRe nor Services have any material commitments for capital expenditures.

       YEAR 2000 DISCLOSURE STATEMENT

       IPCRe is principally an excess of loss property catastrophe reinsurer. IPCRe's reinsurance policies did not specifically include Y2K as a covered event and IPCRe did not intend to provide specific coverage for losses arising from Y2K events. We carefully monitored the terms of policy renewals with respect to the extent that they obliged us to provide such coverage and, with respect to renewals in 1999, we declined certain business.

       Although no significant property damage has been reported with Y2K as its primary cause, a limited number of commercial policyholders have sought a response from their property insurers for compensation for remedial costs. These cases involve a creative interpretation of the sue and labour clause in policies, which is designed to compensate policyholders for costs involved in efforts to mitigate losses from insured events. The outcome of these cases is uncertain but, given the limited number of cases, we currently believe that such cases are unlikely to have a significant impact, if any, on IPCRe's operations. Three cases have been dismissed, and four other cases have been dropped by the plaintiffs.

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

       Our investment managers performed a VaR analysis, to estimate the maximum potential loss of fair value for each segment of market risk for our investment portfolio, as of September 30, 2001. The analysis calculated the VaR with respect to the net fair value of our financial instrument assets as of September 30, 2001 using historical simulation methodology. As of September 30, 2001 the VaR of IPCRe's investment portfolio was approximately $8.0 million, which represents a 95th percentile value change over a one-month time horizon. This result was obtained through historical simulation using approximately 750 days (3 years) of historical interest rate, foreign exchange rate and equity market data.

       The following table presents the VaR of each component of market risk of IPCRe's investment portfolio as of September 30, 2001 and December 31, 2000, respectively, and the average for the nine months ended September 30, 2001 (expressed in thousands of U.S. dollars):





      MARKET RISK

                                                                       Average for nine
                                                                       ----------------
                                  September 30,    December 31,         months ended
                                  -------------    ------------        -------------
                                       2001            2000          September 30, 2001
                                       ----            ----          ------------------
       Currency                    $    435         $    270            $    352
       Interest Rate                  4,933            5,220               5,077
       Equity                         7,636            6,099               6,868
----------------------------------------------------------------------------------------
       Sum of Risk                   13,004           11,589              12,297
       Diversification Benefit       (5,002)          (4,499)             (4,751)
----------------------------------------------------------------------------------------
       TOTAL NET RISK              $  8,002         $  7,090            $  7,546
----------------------------------------------------------------------------------------


       The primary reasons for the increase in VaR from December 31, 2000 to September 30, 2001 are an additional investment in the AIG Global Equity Growth fund, which took place at the end of March, 2001, growth in our bond holdings and an increase in equity markets volatility.

       IPCRe's balances receivable and liabilities for losses from reinsurance contracts it has written, are also exposed to the risk of changes in value resulting from adverse fluctuations in foreign currency exchange rates. To an extent, the impact on loss reserves of a movement in an exchange rate, will be partly offset by the impact on assets (receivables and cash/investments) denominated in the same currency, or vice versa. As of September 30, 2001 an estimated 30% ($18 million) of reinsurance balances receivable, and an estimated $25 million of loss reserves, were denominated in non-U.S. currencies. In addition, we held U.S.$3.5 million of Australian dollar cash deposits which are to be used to settle hailstorm claims from 1999. Accordingly, we do not believe that the impact of exchange rate movements in respect of receivables or loss reserves on our overall VaR as of September 30, 2001 to be material.


       NOTE ON FORWARD-LOOKING STATEMENTS

       This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
       Section 21E of the Exchange Act. Forward-looking statements are statements other than historical information or statements of current condition, including expectations regarding losses resulting from the terrorist attacks and their impact on future periods. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends", or "expects". These forward-looking statements include but are not limited to the total amount of losses from the 11 September terrorist attacks and the effect of those losses on our results of operations, as well as the outcome of Y2K litigation. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this report should not be considered as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Numerous factors could cause the Company's actual results to differ materially from those in the forward-looking statements, or those achieved in the past, including: further development of losses from the attack on the World Trade Center, greater than expected severity or frequency of catastrophic events, reductions in pricing, or a decrease in demand for property catastrophe reinsurance, or changes in exchange rates and greater than expected currency exposure.

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



                                            IPC HOLDINGS, LTD.
                                            ------------------
                                               (REGISTRANT)




   DATE  NOVEMBER 8, 2001              /s/ James P. Bryce
         ----------------              ----------------------------------------
                                       JAMES P. BRYCE
                                    PRESIDENT AND CHIEF EXECUTIVE OFFICER




   DATE NOVEMBER 8, 2001               /s/ John R. Weale
        ----------------               ----------------------------------------
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