Form 10-Q/A
period 2001-09-30
IPC HOLDINGS LTD
filed 2001-11-20
CIK 909815

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ---------------
                                  FORM 10-Q/A

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






                        EXHIBIT INDEX LOCATED ON PAGE 6

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                (Expressed in thousands of United States dollars)
--------------------------------------------------------------------------------

                                                                      Nine months ended September 30,
                                                                      -------------------------------
                                                                      2001                        2000
                                                                      ----                        ----
                                                                   (unaudited)                 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                 $ (24,239)                   $  28,316
Adjustments to reconcile net income to cash provided
       by operating activities:
       Amortization of investment premium, net                          331                         (293)
       Realized (gains) losses, net on investments                   (6,154)                        (315)
       Changes in, net:
              Reinsurance balances receivable                       (34,998)                     (13,642)
              Deferred premiums ceded                                (1,048)                      (1,227)
              Loss reserves recoverable                                 260                        3,208
              Accrued investment income                               4,861                        1,923
              Deferred acquisition costs                             (3,074)                      (2,336)
              Prepaid expenses and other assets                        (581)                        (412)
              Reserve for losses and loss adjustment expenses       107,250                      (42,566)
              Unearned premiums                                      28,156                       19,564
              Reinsurance balances payable                            1,196                        1,073
              Deferred commissions                                      188                          262
              Accounts payable and accrued liabilities                  744                          680
                                                                  ---------                    ---------
                                                                     72,892                       (5,765)
                                                                  ---------                    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of fixed maturity investments                             (383,091)                    (174,304)
Proceeds from sale of fixed maturity investments                    354,819                      149,894
Proceeds from maturities of fixed maturity investments               11,000                       12,000
Purchases of equity investments                                     (39,860)                      (4,367)
Proceeds from sale of equity investments                              1,451                       10,760
                                                                  ---------                    ---------
                                                                    (55,681)                      (6,017)
                                                                  ---------                    ---------

CASH FLOWS FROM FINANCING ACTIVITES:

Additional share capital                                                411                            0
Cash dividends paid to shareholders                                  (4,010)                           0
                                                                  ---------                    ---------
                                                                     (3,599)                           0
                                                                  ---------                    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                            13,612                      (11,782)
CASH AND CASH EQUIVALENTS, beginning of period                        9,409                       28,069
                                                                  ---------                    ---------
CASH AND CASH EQUIVALENTS, end of period                          $  23,021                    $  16,287
                                                                  =========                    =========





           See accompanying Notes to Consolidated Financial Statements

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

       Net cash flows from operating activities in the nine months ended September 30, 2001 were $72.9 million compared to a cash outflow of $(5.8) million in the corresponding period in 2000. The increase is primarily the result of the reduction in net claims paid during the period, which were $22.5 million in the nine months ended September 30, 2001, compared to $79.9 million in the corresponding period of 2000. However, we expect to pay a significant proportion of claims in respect of the terrorist attack on the World Trade Center during the next six months.

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


              EXHIBIT
              NUMBER      DESCRIPTION
              -------     -----------

                3.1       Memorandum of Association of the Company
                3.2       Amended and Restated Bye-laws of the Company
                3.3       Form of Memorandum of Increase of Share Capital
               11.1  *    Reconciliation of basic and diluted net income per
                          common share ("EPS").
                     *  Previously filed


                         (b) Reports on Form 8-K

                         NONE

                               IPC HOLDINGS, LTD.

                                   SIGNATURES



       PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                            IPC HOLDINGS, LTD.
                                            ------------------
                                               (REGISTRANT)




   DATE  NOVEMBER 20, 2001             /s/ Joseph C.H. Johnson
         -----------------             ----------------------------------------
                                       Joseph C.H. Johnson
                                       Chairman of the Board of Directors




   DATE NOVEMBER 20, 2001              /s/ John R. Weale
        -----------------              ----------------------------------------
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


         *   Previously filed