Form 10-K405
period 2001-12-31
IPC HOLDINGS LTD
filed 2002-03-21
CIK 909815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission file number: 0-27662

IPC Holdings, Ltd.

(Exact name of registrant as specified in its charter)

Bermuda	Not Applicable

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

American International Building, 29 Richmond Road, Pembroke, HM 08, Bermuda

(Address of principal executive offices)

(441) 298-5100

(Registrant’s telephone number,
including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  Common Shares, par value $0.01 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

      Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

      The aggregate market value of the Registrant’s Common Shares held by non-affiliates of the Registrant as of March 19, 2002, was $1,140,544,781, based on the last reported sale price of Common Shares on the Nasdaq National Market system on that date.

      The number of the Registrant’s Common Shares, par value U.S. $0.01 per share, as of March 19, 2002, was 48,172,776.

DOCUMENTS INCORPORATED BY REFERENCE

      1. Portions of the Registrant’s 2001 Annual Report to Shareholders to be mailed to shareholders on or about April 26, 2002 are incorporated by reference into Part II of this Form 10-K. With the exception of the portions of the Annual Report specifically incorporated herein by reference, the Annual Report is not deemed to be filed as part of this Form 10-K.

      2. Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to the Registrant’s Annual Meeting of Shareholders scheduled to be held June 14, 2002 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

IPC HOLDINGS, LTD.

PART I

Special Note Regarding Forward-Looking Information

      This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition, including but not limited to expectations regarding the impact of the terrorist attacks on the U.S. of September 11 on our results of operations, our business plan, the insurance and reinsurance market response and increases in demand for reinsurance. Some forward-looking statements may be identified by use of terms such as “believes,”, “anticipates,” “intends,” or “expects,” and relate to our plans and objectives for future operations. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to the following: (i) the occurrence of natural or man-made catastrophic events with a frequency or severity exceeding our estimates; (ii) any lowering or loss of one of the financial ratings of IPC Holdings’ wholly owned subsidiary, IPCRe Limited, a company incorporated under the laws of Bermuda (“IPCRe” and together with the Company, IPCRe Europe (as defined herein) and IPCRe Underwriting Services (as defined herein), “we” or “IPC”); (iii) a decrease in the level of demand for property catastrophe reinsurance, or increased competition owing to increased capacity of property catastrophe reinsurers; (iv) loss of our non-admitted status in United States jurisdictions or the passage of federal or state legislation subjecting us to supervision or regulation in the United States; (v) the impact of the September 11 terrorist attacks and their aftermath on our reinsureds, on the insurance and reinsurance industry and on the future coverage for terrorist acts and on the economy in general, and potential governmental intervention in the insurance and reinsurance industry in the aftermath of the September 11 terrorist attacks; (vi) further development of losses from the terrorist attacks on September 11; (vii) loss of services of any one of our executive officers; (viii) challenges by insurance regulators in the United States to our claim of exemption from insurance regulation under current laws; (ix) a contention by the United States Internal Revenue Service that IPC Holdings or IPCRe is engaged in the conduct of a trade or business within the U.S.; or (x) changes in exchange rates and greater than expected currency exposure.

Item 1.  Business

General Development of the Business

      We provide property catastrophe reinsurance and, to a limited extent, marine, aviation, property per risk excess and other short-tail property reinsurance on a worldwide basis. During 2001, approximately 88% of our gross premiums written covered property catastrophe risks. Property catastrophe reinsurance covers unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters. Most of the reinsurance written by IPCRe has been, and continues to be, written on an excess of loss basis for primary insurers rather than reinsurers, and is subject to aggregate limits on exposure to losses. During 2001, we had approximately 216 clients, including many of the leading insurance companies around the world. Approximately 48% of our clients in 2001 were based in the United States, and approximately 44% of gross premiums written during 2001 related primarily to U.S. risks. Our non-U.S. clients and covered risks are located principally in Europe, Japan and Australia/ New Zealand. At December 31, 2001, IPC Holdings had total shareholders’ investment of $1,106 million and total assets of $1,302 million.

      In response to a severe imbalance between the global supply of and demand for property catastrophe reinsurance that developed in the period from 1989 through 1993, IPC Holdings and IPCRe were formed and commenced operations in July 1993 through the sponsorship of American International Group, Inc. (“AIG”), a holding company incorporated in Delaware which, through its subsidiaries, is primarily engaged in a broad range of insurance and insurance-related activities and financial services in the United States and abroad. AIG purchased 24.4% of IPC Holdings’ initial share capital and an option (which was exercisable in specified conditions) to obtain up to an additional 10% (on a fully diluted basis, excluding employee stock options) of our share capital (the “AIG Option”). Since our formation, subsidiaries of AIG have provided administrative, investment management and custodial services to us, and the Chairman of the Boards of Directors of IPC Holdings and IPCRe is also a director and officer of various subsidiaries and affiliates of AIG. See “Item 13. Certain Relationships and Related Transactions.” For discussion of the limitation of voting rights of any 10% or more beneficial owner of Common Shares (including AIG) to less than 10% of total voting rights, see Amendment No. 1 to the Company’s Registration Statement on Form 8-A, dated February 9, 1996.

      On March 13, 1996, IPC Holdings completed an initial public offering in which 13,521,739 of the 25,000,000 Common shares outstanding, were sold by existing shareholders. IPC Holdings’ Common Shares are included for trading on the Nasdaq National Market under the ticker symbol “IPCR”.

      On September 10, 1998, IPCRe incorporated a subsidiary in Ireland, named IPCRe Europe Limited. Effective October 1, 1998, IPCRe Europe commenced underwriting selected reinsurance business in Europe. Currently, IPCRe Europe retrocedes 90% of the business it underwrites to IPCRe. IPCRe Services Limited, a subsidiary of IPC Holdings, Ltd., was established in the United Kingdom, from which European marketing efforts were conducted on behalf of IPCRe and IPCRe Europe. IPCRe Services ceased operations in January, 2000, and was struck off the Register of Companies in December 2001.

      On November 7, 2001, IPC Holdings incorporated a subsidiary in Bermuda named IPCRe Underwriting Services Limited. (“IPCUSL”), which is licensed as an Underwriting Agent, and currently acts for Allied World Assurance Company Ltd., a Bermuda-based Class 4 insurer (see Note 9 to the Consolidated Financial Statements — Related Party Transactions).

      On December 12, 2001, we completed a follow-on public offering in which 17,480,000 ordinary shares were sold (including the exercise of the over-allotment option of 2,280,000 shares) at $26.00 per share. Concurrent with the offering, we sold 2,867,000 shares in a private placement to AIG at a price equal to the public offering price. Furthermore, AIG exercised its option referred to above, which had been granted at the time of the Company’s formation, whereby they acquired 2,775,000 shares at an exercise price of $12.7746 per share. Total net proceeds raised from these transactions were approximately $546 million. AIG has informed us that AIG presently intends to continue its share ownership in the Company for the foreseeable future.

Recent Industry Developments

      After an extended period of eroding premiums and increased competition, the property catastrophe reinsurance market began experiencing improvements in rates, terms and conditions in the fourth quarter of 2000. These improvements in rates, terms and conditions continued throughout 2001 and were accelerated by the terrorist attacks of September 11, which resulted in estimated losses to the insurance industry of between $30 and $70 billion, the largest estimated catastrophe losses ever experienced by the industry. These losses include life, liability, workers compensation and other coverages that we do not write, in addition to property catastrophe reinsurance losses. By comparison, the largest insured catastrophic event prior to the September 11 terrorist attacks was Hurricane Andrew at approximately $20 billion in estimated losses. We believe property catastrophe reinsurance premiums have often risen in the aftermath of significant catastrophic losses. As claims are reserved, industry surplus is depleted and the industry’s capacity to write new business diminishes. We believe that market trends similar to those that have occurred in past cycles are developing in the current environment.

      In subsequent renewals, primarily effective January 1, 2002, the coverage of claims that are the result of terrorist acts (as defined by industry and government standards) have been generally excluded from property catastrophe reinsurance contracts in respect of large commercial risks. Such coverage has not been excluded for personal lines or other coverages.

Business Strategy

      Our principal strategy is to provide property catastrophe excess of loss reinsurance programs to a geographically diverse, worldwide clientele of primary insurers with whom we maintain long-term relationships. Under excess of loss contracts, we begin paying losses when our customers’ claims from a particular catastrophic event exceed a specified amount (known as an attachment point), and our maximum liability is capped at an amount specified in our reinsurance contacts. To a lesser extent, we also seek to provide these clients with other excess of loss short-tail property reinsurance products. On a limited basis, we provide similar reinsurance programs and products to reinsurers. We periodically consider underwriting additional lines of property/casualty coverage, including on a non-excess of loss basis, provided losses can be limited in a manner comparable to that described below.

      The primary elements of our strategy include:

      Disciplined Risk Management. We seek to limit and diversify our loss exposure through six principal mechanisms: (i) writing substantially all of our premiums on an excess of loss basis, which limits our ultimate exposure per contract and permits us to determine and monitor our aggregate loss exposure; (ii) adhering to maximum limitations on reinsurance accepted in defined geographical zones; (iii) limiting program size for each client in order to achieve diversity within and across geographical zones; (iv) administering risk management controls appropriately weighted with our modeling techniques, as well as our assessment of qualitative factors (such as the quality of the cedent’s management and capital and risk management strategy); (v) utilizing a range of attachment points for any given program in order to balance the risks assumed with the premiums written; and (vi) prudent underwriting of each program written. Historically, we have declined to renew existing business if the terms were unfavorable or if the exposure would violate any of these limitations. We underwrite only those risks we are willing to bear, utilizing a minimal amount of retrocessional protection. Therefore, we retain most of the risk in the reinsurance contracts we write and pay little in retrocession premiums.

      Capital-Based Exposure Limits. Each year, we establish maximum limitations on reinsurance accepted in defined geographic zones on the basis of, and as a proportion of, shareholders’ investment.

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

      Disciplined Investment Management. In light of the risks of our underwriting business, our primary investment strategy is capital preservation. Current investment guidelines permit investments in equities up to a maximum of 20% of the total portfolio, and our fixed maturity investments are substantially limited to the top three investment grades or the equivalent thereof, at the time of purchase. At December 31, 2001 our equity investments consisted of shares of stock in the companies which comprise the Standard & Poor’s (“S & P”) 500 Index, and a global equity fund managed by a subsidiary of AIG. The investment in such equities represented 12.9% of the total investment portfolio on that date. At December 31, 2001, 92.6% of the fixed maturity portfolio consisted of cash and cash equivalents, U.S. Treasuries or other government agency issues and investments with an AAA or AA rating.

Business

      General. We provide treaty reinsurance principally to insurers of personal and commercial property worldwide. Treaty reinsurance is reinsurance of a specified type or category of risk defined in a contract. As described below, we write substantially all reinsurance on an excess of loss basis. Our property catastrophe reinsurance coverages, which accounted for 88% of our gross premiums written during 2001, are generally “all-risk” in nature, subject to various policy exclusions. Our predominant exposure under such coverages is to property damage from unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes and volcanic eruptions, although we are also exposed to losses from sources as diverse as freezes, riots, floods, industrial explosions, fires, and other man-made or natural disasters. The balance of premiums written are derived from marine, aviation, property per risk excess and other short-tail property reinsurance. In accordance with market practice, our property catastrophe reinsurance coverage generally excludes certain risks such as war, pollution, nuclear contamination and radiation.

      Because we underwrite property catastrophe reinsurance and have large aggregate exposures to natural and man-made disasters, our loss experience generally has included and will continue to include infrequent events of great severity. Consequently, the occurrence of losses from catastrophic events has caused and is likely to continue to cause our financial results to be volatile. In addition, because catastrophes are an inherent risk of our business, a major event or series of events, such as occurred during 1998, 1999 and 2001, can be expected to occur from time to time. In the future, such events could have a material adverse effect on our financial condition or results of operations, possibly to the extent of eliminating our shareholders’ investment. Increases in the values and concentrations of insured property and the effects of inflation have resulted in increased severity of industry losses in recent years, and we expect that those factors will increase the severity of catastrophe losses per year in the future.

      We currently seek to limit our loss exposure principally by offering substantially all of our products on an excess of loss basis, adhering to maximum limitations on reinsurance accepted in defined geographic zones, limiting program size for each client and prudent underwriting of each program written. In addition, our policies contain limitations and exclusions from coverage and choice of forum. There can be no assurance that our efforts to limit exposure by using the foregoing methods will be successful. In addition, geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and the inclusion of a particular policy within a zone’s limits. Underwriting is inherently a matter of judgment, involving important assumptions about matters that are inherently unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance.

      The effect of potential U.S. and other governmental intervention on the insurance and reinsurance markets we serve, including the extent to which coverage for terrorist acts is offered by the insurance and reinsurance markets in the future, is uncertain. Coverage for losses resulting from terrorist acts is currently being offered separately by some segments of the insurance and reinsurance markets, and we may or may not offer such coverage in future. As a result of these uncertainties, we could potentially incur large unexpected losses if terrorist attacks occur in the future.

      Excess of Loss Reinsurance Contracts. Our policy is to write most of our business within excess of loss reinsurance contracts. Such contracts provide a defined limit of liability, permitting us to quantify our aggregate maximum loss exposure. By contrast, maximum liability under pro rata contracts is more difficult to quantify precisely. Quantification of loss exposure is fundamental to our ability to manage our loss exposure through geographical zone limits and the program limits described below. Excess of loss contracts also help us to control our underwriting results by increasing our flexibility to determine premiums for reinsurance at specific retention levels, independent of the premiums charged by primary insurers, and based upon our own underwriting assumptions. In addition, because primary insurers typically retain a larger loss exposure under excess of loss contracts, they have a greater incentive to underwrite risks and adjust losses in a prudent manner.

      In addition, we diversify our risk by, to a limited extent, writing other short-tail property coverages, including risk excess of loss, marine and aviation. These lines diversify risk (although they involve some catastrophe exposure) and thus reduce the volatility in results of operations caused by catastrophes.

      The following table sets out our gross premiums written and number of contracts written by type of reinsurance.

	Year ended December 31,

	2001			2000

		Percentage of			Percentage of
	Premiums	Premiums	Number of	Premiums	Premiums	Number of
Type of Reinsurance Assumed	Written	Written	Contracts	Written	Written	Contracts

	(in thousands)			(in thousands)
Catastrophe excess of loss	$117,293	88.2%	1,564	$79,243	84.5%	1,676
Risk excess of loss	3,220	2.4%	106	4,416	4.7%	132
Marine reinsurance	92	0.1%	61	259	0.3%	86
Retrocessional reinsurance	6,310	4.7%	71	2,676	2.9%	82
Aviation(1)	5,924	4.4%	28	5,904	6.3%	25
Other	218	0.2%	33	1,259	1.3%	51

Total	$133,057	100.0%	1,863	$93,757	100.0%	2,052

(1)	In 2001, aviation included one aviation contract and two satellite contracts, written on a pro rata basis rather than excess of loss. In 2000, aviation included two aviation contracts and two satellite contracts, written on a pro rata basis. Other aviation contracts were written on an excess of loss basis.

      Catastrophe Excess of Loss Reinsurance. Catastrophe excess of loss reinsurance provides coverage to a primary insurer when aggregate claims and claim expenses from a single occurrence of a peril, covered under a portfolio of primary insurance contracts written by the primary insurer, exceed the attachment point specified in the reinsurance contract with the primary insurer. The primary insurer can then recover up to the limit of reinsurance it has elected to buy for each layer. Once a layer is exhausted by collection of claims, the primary insurer generally buys another reinsurance layer for the same liability coverage, i.e., a reinstatement, for an additional premium. Most of our policies are limited to losses occurring during the policy term.

      Risk Excess of Loss Reinsurance. To a lesser extent, we also write risk excess of loss property reinsurance. This reinsurance responds to a loss of the reinsured in excess of its retention level on a single “risk”, rather than to aggregate losses for all covered risks, as does catastrophe reinsurance. A “risk” in this context might mean the insurance coverage on one building or a group of buildings or the insurance coverage under a single policy which the reinsured treats as a single risk. Most of the risk excess treaties in which we participate contain a relatively low loss-per-event limit on our liability.

      Marine Reinsurance. We also write short-tail marine reinsurance for selected international insurers. Although they primarily involve property damage, certain marine risks may involve casualty coverage arising from the same event causing the property damage. Coverage is solely written on an excess of loss basis, so events likely to cause a claim will occur less frequently. Such events might include the destruction of a drilling platform or damage to a vessel and/or its contents.

      Aviation Reinsurance. We also write a small amount of short-tail aviation reinsurance on proportional and excess of loss bases. Although they primarily involve property damage, certain aviation risks may involve casualty coverage arising from the same event causing the property damage. Coverage is generally written in excess of a substantial attachment point, so events likely to cause a claim will occur infrequently but be relatively severe. In 2001, the majority of this business was written in a pro rata aviation contract, where the underlying insurance is written on an excess of loss basis, and two pro rata satellite contracts.

      Policy Features. Historically, our policies have been written for a one-year period, and generally without experience-based adjustments. During the period 1997 to 1999, the trend in the industry was towards multi-year policies. In particular, some of the insureds renewing policies in 1999 specifically requested longer periods, in part to address concerns regarding Y2K risks. A proportion of our policies in 1999 were for terms of fifteen to eighteen months. However, commencing in the second quarter of 1999, we declined renewals and submissions of new business which were on a multi-year basis, because of the general inadequacy of market pricing. In addition, during the same period, the industry offered a variety of experienced-based incentives such as “no claims” bonuses and profit commissions. A proportion of our policies included some or all of these incentives. Because of the improvements in terms and conditions that have taken place recently, we will consider writing business on a multi-year basis treaty by treaty.

      Underwriting Services. Beginning in December 1, 2001, we commenced providing underwriting services to a multi-line insurance and reinsurance company in which AIG owns a 23.4% ownership interest. (See Note 9 to the Consolidated Financial Statements — Related Party Transactions.)

Geographic Diversification

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

      The predetermined levels are established annually on the basis of, and as a proportion of, shareholders’ investment. If a proposed reinsurance program would cause the limit then in effect to be exceeded, the program would be declined, regardless of its desirability, unless we utilize retrocessional coverage (i.e., IPC purchasing reinsurance, such as our proportional reinsurance facility), thereby reducing the net aggregate exposure to the maximum limit permitted, or less. If we were to suffer a net financial loss in any fiscal year, thus reducing shareholders’ investment, the limits per zone would be reduced in the next year, with the possible effect that we would thereafter reduce existing business in a zone exceeding such limit.

      Currently, we have divided the United States into 8 geographic zones and our other markets, including Europe and Japan into a total of 18 zones. We designate as zones geographic areas which, based on historic catastrophe loss experience reflecting actual catastrophe events and property development patterns, we believe are most likely to absorb a large percentage of losses from one catastrophic event. These zones are determined using computer modeling techniques and underwriting assessments. The zones may overlap and vary in size with the level of population density and commercial development in a particular area. The zones with the greatest exposure written are in the United States in particular the Atlantic and North-Central regions, and the United Kingdom. The parameters of these geographic zones are subject to periodic review and change.

      We recognize that events may affect more than one zone, and to the extent we have accepted reinsurance from a ceding insurer with a loss exposure in more than one zone, we will consider such potential loss in testing its limits in all such affected zones. For example, the program for a U.S. national carrier typically will be subject to limits in each U.S. zone. A program with worldwide exposure will also be subject to limits in U.S. zones or other zones around the world, as applicable. This results in very substantial “double-counting” of exposures in determining utilization of an aggregate within a given zone. Consequently, the total sum insured will be less than the sums of utilized aggregates for all of the zones.

      The following table sets out gross premiums written, number of written contracts and the percentage of our premiums allocated to the zones of coverage exposure.

	Year ended December 31,

	2001			2000

		Percentage of			Percentage of
	Premiums	Premiums	Number of	Premiums	Premiums	Number of
Geographic Area(1)	Written	Written	Contracts	Written	Written	Contracts

	(in thousands)			(in thousands)
United States	$57,971	43.6%	729	$39,107	41.7%	806
Worldwide(2)	22,165	16.7%	184	14,992	16.0%	227
Worldwide (excluding the U.S.)(3)	5,758	4.3%	114	4,827	5.2%	104
Europe (including the U.K.)	26,435	19.9%	412	19,144	20.4%	444
Japan	7,383	5.5%	68	4,175	4.5%	71
Australia/ New Zealand	5,701	4.3%	120	5,188	5.5%	134
Other	7,644	5.7%	236	6,324	6.7%	266

Total	$133,057	100.0%	1,863	$93,757	100.0%	2,052

Notes:

(1)	Except as otherwise noted, each of these categories includes contracts that cover risks primarily located in the designated geographic area.

(2)	Includes contracts that cover risks primarily in two or more countries, including the United States.

(3)	Includes contracts that cover risks primarily in two or more countries, excluding the United States.

      The following table sets out our gross aggregate in-force liability allocated to various zones of coverage exposure at January 1, 2002 and 2001. Our aggregate limits will be reduced to the extent that business is ceded to the proportional reinsurance facility (see “Retrocessional Reinsurance” below).

	Aggregate Limit of
	Liability at January 1,

Geographic Area	2002	2001

	(in thousands)	(in thousands)
United States
New England	$593,260	$277,817
Atlantic	633,586	314,165
Gulf	580,236	303,091
North Central	602,012	291,484
Mid West	593,876	307,440
West	576,904	294,937
Alaska	267,878	116,153
Hawaii	263,584	121,979
Total United States(1)	723,677	434,111
Canada	78,510	49,679
Worldwide(2)(3)	67,488	65,814
Worldwide (excluding the U.S.)(2)(4)	91,052	75,341
Europe (including U.K.)	637,814	274,708
Japan	124,071	83,830
Australia/New Zealand(2)	86,122	69,684
Other	131,664	48,613

Notes:

(1)	The United States in aggregate is not a zone. The degree of “double-counting” in the 8 U.S. zones is illustrated by the relation of the aggregate in-force limit of liability for the United States compared to the individual limits of liability in the 8 zones.

(2)	Except as otherwise noted, each of these aggregates includes contracts that cover risks located primarily in the designated geographic area.

(3)	Includes contracts that cover risks primarily in two or more countries, including the United States.

(4)	Includes contracts that cover risks primarily in two or more countries, excluding the United States.

      The effectiveness of geographic zone limits in managing risk exposure depends on the degree to which an actual event is confined to the zone in question and on our ability to determine the actual location of the risks believed to be covered under a particular reinsurance program. Accordingly, there can be no assurance that risk exposure in any particular zone will not exceed that zone’s limits.

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

Underwriting and Program Limits

      In addition to geographic zones, we seek to limit our overall exposure to risk by pursuing a disciplined underwriting strategy which limits the amount of reinsurance we will supply in accordance with a particular program or contract, so as to achieve diversification within and across geographical zones. Commencing January 2002, we maintain program limits of $50 million and contract limits of $10 million. Previously, program limits and contract limits were $25 million and $5 million, respectively. In a small number of instances we have exceeded these limits. We also attempt to distribute our exposure across a range of attachment points i.e., the amount of claims that have to be borne by the ceding insurer before our reinsurance coverage applies. Attachment points vary and are based upon an assessment of the ceding insurer’s market share of property perils in any given geographic zone to which the contract relates, as well as the capital needs of the ceding insurer.

      Prior to reviewing any program proposal, we consider the appropriateness of the cedent, including the quality of its management and its capital and risk management strategy. In addition, we require that each proposed reinsurance program received includes information on the nature of the perils to be included and detailed aggregate information as to the location or locations of the risks covered under the catastrophe contract. Additional information would also include the cedent’s loss history for the perils being reinsured, together with relevant underwriting considerations which would impact exposures to catastrophe reinsurers. We first evaluate exposures on new programs in light of the overall zone limits in any given catastrophe zone, together with program limits and contract limits, to ensure a balanced and disciplined underwriting approach. If the program meets all these initial underwriting criteria, we then evaluate the proposal in terms of its risk/reward profile to assess the adequacy of the proposed pricing and its potential impact on our overall return on capital. Once a program meets our requirements for underwriting and pricing, the program would then be authorized for acceptance.

      We extensively use sophisticated modeling and other technology in our underwriting techniques. Each submission received is registered on the “GENIUS” reinsurance data system we use for both underwriting and aggregate control purposes. This system enables both management and underwriters to have on-line information regarding both individual exposures and zonal aggregate concentrations. All submissions are recorded to determine and monitor their status as being pending, authorized, or bound.

      In addition to the reinsurance data system, we use computer modeling to measure and estimate loss exposure under both simulated and actual loss scenarios and in comparing exposure portfolios to both single and multiple events. Since 1993, we have contracted Applied Insurance Research for the use of CATMAP®/2 as part of our modeling approach. These computer-based loss modeling systems utilize A.M. Best’s data and direct exposure information obtained from our clients, to assess each client’s catastrophe management approach and adequacy of their program’s protection. Modeling is part of the underwriting criteria for catastrophe exposure pricing. The majority of our client base also use one or more of the various modeling consulting firms in their exposure management analysis. In addition, we sometimes perform or contract for additional modeling analysis when reviewing our major commitments. The combination of reinsurance system information, together with CATMAP®/2 modeling, enables us to monitor and control our acceptance of exposure on a global basis.

      Generally, the proposed terms of coverage, including the premium rate and retention level for excess of loss contracts, are set by the lead reinsurer and agreed to by the client and broker. On placements requiring large market capacity, typically the broker strives to achieve a consensus of proposed terms with many participating underwriters to ensure placement. On both U.S. and non-U.S. business, we act in many cases as a lead or consensus lead reinsurer. When not the lead, we sometimes actively negotiate additional terms or conditions. If we elect to authorize a participation, the underwriter will specify the percentage or monetary participation in each layer, and will execute a slip to be followed by a contract to formalize coverage.

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

Retrocessional Reinsurance

      Effective January 1, 1999, we arranged a proportional reinsurance facility for IPCRe through two leading intermediaries. The business covered by this facility is property catastrophe business written by IPCRe. The facility provides coverage of up to $50 million in each of at least 5 named zones, and potentially other zones of our choosing, provided that the risks in those zones do not accumulate with those in the named zones. The United States and the Caribbean are excluded zones. The named zones are the United Kingdom; Europe (excluding the U.K.); Australia / New Zealand; Japan and Canada. Business ceded to the facility is solely at our discretion. Within these limitations, we may designate the treaties to be included in the facility, subject to IPCRe retaining at least 50% of the risk. The premium ceded is pro rata, less brokerage, taxes and an override commission. AIG, as a participating reinsurer, has a 10% participation on a direct basis. Most reinsurers participating in the facility have financial strength ratings of AA or above, and the minimum rating is A. Effective January 1, 2000 this facility was renewed on the same terms, although only 92% participation was bound. For 2001, the facility was again renewed on the same terms, but with only 61.5% bound. For 2002, the facility was again renewed, but with 37.0% bound. IPCRe will co-participate on the balance, and net exposures will be proportionately higher on those treaties ceded to the facility.

Marketing

      Our customers generally are sophisticated, long-established insurers who understand the risks involved and who desire the assurance not only that claims will be paid but that reinsurance will continue to be available after claims are paid. Catastrophic losses can be expected to affect financial results adversely from time to time, and we believe that financial stability and growth of capital (as well as service and innovation) are essential for creating long-term relationships with clients, and that such relationships are key to creating long-term value to the Company and our shareholders. During 2001, no single ceding insurer accounted for more than 5.6% of our gross premiums written.

      We market our reinsurance products worldwide through non-exclusive relationships with more than 50 of the leading reinsurance brokers active in the U.S. and non-U.S. markets for property catastrophe reinsurance. In addition, from 1993 to January, 2001 our products were marketed in Europe through IPCRe Services. As noted above, IPCRe Services ceased operations in January 2001, because consolidation among our clients and brokers has reduced the need to maintain a physical presence in the U.K. in order to promote our services.

      Based on premiums written during the year ended December 31, 2001, the five brokers from which we derive the largest portions of our business (with the approximate percentage of our business derived from such broker) are Marsh Limited and affiliates (41.8%), Aon Corp. and affiliates (17.8%), Willis Faber (11.0%), Benfield Greig (10.9%), and Herbert Clough (3.7%). During the year ended December 31, 2001, we had in force reinsurance contracts with only 13 ceding companies which were not derived from a reinsurance broker; otherwise, our products are marketed exclusively through brokers. Of the total premiums attributable to the five largest producing brokers referred to above, 1.0% was attributable to brokers affiliated with the insurers seeking coverage. All brokerage transactions are entered into on an arm’s-length basis.

      Our brokers perform data collection, contract preparation and other administrative tasks, enabling us to market our reinsurance products cost effectively by maintaining a small staff. By relying largely on reinsurance brokers to market our products, we are able to avoid the expense and regulatory complications of worldwide offices, thereby minimizing fixed costs associated with marketing activities. We believe that by maintaining close relationships with brokers, we are able to obtain access to a broad range of potential reinsureds. We meet frequently in Bermuda and elsewhere outside the United States with brokers and senior representatives of clients and prospective clients. All contract submissions are approved in IPCRe’s executive offices in Bermuda, and we do not believe that conducting our operations in Bermuda has adversely affected our marketing activities in light of the client base we have attracted and retained.

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

      We also establish reserves for losses incurred as a result of an event known but not reported to us. These incurred but not reported (“IBNR”) reserves are established for both catastrophe and other losses. To estimate the portion of loss and loss adjustment expenses relating to these claims for the year, we review our portfolio of business to determine where the potential for loss may exist. Also, various loss forecasting models and industry loss data, as well as actual experience, knowledge of the business written by us and general market trends in the reinsurance industry, are considered. We have contracted a leading worldwide independent firm of actuaries to conduct a review of reserves on a semi-annual basis.

      Generally, reserves are established without regard to whether we may subsequently contest the loss. Our policy is to establish reserves for reported losses based upon reports received from ceding companies, supplemented by our reserve estimates.

      Loss reserves represent our estimates, at a given point in time, of the ultimate settlement and administration costs of claims incurred, and it is possible that the ultimate liability may exceed or be less than such estimates. Such estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends in claim severity and frequency and other variable factors such as inflation and currency exchange rates. During the claim settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward, and any such adjustment would affect our results of operations in the period when the adjustment is determined. Even after such adjustments, ultimate liability may materially exceed or be less than the revised estimates. Moreover, our reserve estimates may be inherently more volatile than the reserve estimates of a reinsurer with a more established claim history. In contrast to casualty losses, which frequently can be determined only through lengthy, unpredictable litigation, property losses tend to be reported promptly and settled within a shorter period of time.

Investments

      General. Our current investment strategy is defined primarily by the need to safeguard our capital, since we believe that the risks inherent in catastrophe reinsurance should not be augmented by a speculative investment policy. For this reason our investment policy is conservative with a strong emphasis on the quality of investments. At December 31, 2001, other than cash, our investments consisted of fixed maturity securities, none of which had a rating of less than A, shares of stock in the S & P 500 companies and investments in a global equity fund. Corporate bonds represented 57% of total fixed maturity investments at December 31, 2001 and of these 45% were issued by U.S. corporations and 55% by non-U.S. corporations, respectively. Our investment policy also stresses diversification and at December 31, 2001, only the U.S. Treasury and the Federal Home Loan Mortgage Corp. were individual issuers whose securities represented more than 5% of our portfolio. In addition to these parameters, guidelines are also set which limit permitted issuers, the amount of non-U.S. dollar denominated securities and the target duration of the portfolio.

      The following table summarizes the fair value of our investments and cash and cash equivalents as of December 31, 2001 and 2000:

	December 31,

Type of Investment	2001	2000

	(in thousands)
Fixed Maturities Available for Sale
U.S. Government and government agencies	$151,369	$126,792
Other governments	105,347	78,898
Corporate	435,845	263,522
Supranational entities	65,663	54,448

	758,224	523,660
Equities, available for sale	158,870	65,462
Cash and cash equivalents	315,207	9,409

	$1,232,301	$598,531

      Our investment guidelines are reviewed periodically and are subject to change at the discretion of the Board of Directors.

      Maturity and Duration of Portfolio. Currently, we maintain a target modified duration for the portfolio of between 1.25 years and 3.75 years although actual maturities of individual securities vary from less than one year to a maximum of eight years for fixed maturity securities, and ten years for money-market securities. At December 31, 2001 the fixed maturity portfolio (including cash and cash equivalents within such portfolio) had an average maturity of 2.2 years and an average modified duration of 1.9 years. We believe that, given the relatively high quality of our portfolio, adequate market liquidity exists to meet our cash demands.

      The following table summarizes the fair value by maturities of our fixed maturity investment portfolio as of December 31, 2001 and 2000. For this purpose, maturities reflect contractual rights to put or call the securities; actual maturities may be longer.

	December 31,

	2001	2000

	(in thousands)
Due in one year or less	$40,922	$26,010
Due after one year through five years	580,383	482,844
Due after five years through ten years	136,919	14,806

	$758,224	$523,660

      Quality of Debt Securities in Portfolio. Our investment guidelines stipulate that a majority of the securities be AAA and AA rated, although a select number of A rated issues is permitted. The primary rating source is Moody’s Investors Service (“Moody’s”) and, when no Moody’s rating is available, S & P ratings are used.

      The following table summarizes the composition of the fair value of all cash and fixed maturity investments by rating:

	December 31,

	2001	2000

Cash and cash equivalents	29.4%	1.8%
U.S. Government and government agencies	14.1%	23.8%
AAA	16.9%	29.0%
AA	32.2%	28.7%
A	7.4%	16.7%

	100.0%	100.0%

      There are no delinquent securities in our investment portfolio.

      Real Estate. Our portfolio does not contain any investments in real estate or mortgage loans.

      Foreign Currency Exposure. At December 31, 2001 and 2000, most of our fixed maturity investments were in securities denominated in U.S. dollars, with the exception of an Australian dollar time deposit in the amount of approximately U.S. $3.4 million (equivalent). The investment guidelines permit up to 25% of the portfolio to be invested in non-U.S. dollar securities. However, from inception, such investments have been made infrequently and for the purpose of improving overall portfolio yield. When we do hold non-U.S. dollar denominated securities, we have entered and may enter into forward foreign exchange contracts for purposes of hedging our non-U.S. dollar denominated investment portfolio. In addition, in the event that loss payments must be made in currencies other than the U.S. dollar, in some cases we will match the liability with assets denominated in the same currency, thus mitigating the effect of exchange rate movements on the balance sheet. To date, this strategy has been used on three occasions. See also “Management’s Discussion and Analysis — Quantitative and Qualitative Disclosure about Market Risk.”

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

Competition

      The property catastrophe reinsurance industry is highly competitive. We compete, and will continue to compete, with insurers and property catastrophe reinsurers worldwide, many of which have greater financial, marketing and management resources than us. Some of our competitors are large financial institutions who have reinsurance divisions, while others are specialty reinsurance companies. In total, there are several hundred companies writing reinsurance of different types, including property catastrophe. Our main competition in the industry comes from multi-line insurance and reinsurance providers that write catastrophe-based products as part of a larger portfolio. The major players include companies based in the U.S., Europe and Bermuda. Though all of these companies offer property catastrophe reinsurance, in many cases it accounts for a small percentage of their total portfolio. During the fourth quarter of 2001, in response to a reduction in market capacity and perceived increase in demand, a number of new insurance and reinsurance companies were formed in Bermuda and elsewhere, most of which intend to write property catastrophe reinsurance as part of their business plan. Also, several of our existing competitors have raised additional capital, or have announced plans to do so. In addition, there may be established companies or new companies of which we are not aware that may be planning to enter the property catastrophe reinsurance market or existing reinsurers that may be planning to commit capital to this market. Competition in the types of reinsurance business that we underwrite is based on many factors, including premium charges and other terms and conditions offered, services provided, ratings assigned by independent rating agencies, speed of claims payment, claims experience, perceived financial strength, the length of relationships with clients and brokers and experience and reputation of the reinsurer in the line of reinsurance to be written. Many of the reinsurers who have entered the Bermuda-based and other reinsurance markets have or could have more capital than us. The full effect of this additional capital on the reinsurance market may not be known for some time. No assurance can be given as to what impact this additional capital will ultimately have on terms or conditions of the reinsurance contracts of the types written by us.

      In September 1996, IPCRe was rated by A.M. Best Company, Inc. (“A.M. Best”), who gave it an initial rating of A+ (Superior). This rating was affirmed by A.M. Best in all subsequent years. In July, 1997 S & P assigned financial strength and counter-party credit ratings of A+ (Strong), which were also affirmed in all subsequent years. Prior to 1996, IPCRe was not rated by any rating agency. During 1999, these ratings were extended to IPCRe Europe. The rating received from A.M. Best represents the second highest rating on their rating scale. The rating received from S & P represents the fifth highest rating on their rating scale. Such ratings are based on factors of concern to cedents and brokers and are not directed toward the protection of investors. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell such securities. While we believe that IPCRe’s current ratings are of benefit, some of our principal competitors have a rating equal to or greater than that of IPCRe. Insurance ratings are one factor used by brokers and cedents in the United States as a means of assessing the financial strength and quality of reinsurers. In addition, a cedent’s own rating may be adversely affected by the lack of a rating of its reinsurer. IPCRe is not licensed or admitted as an insurer in any jurisdiction in the United States and, as a consequence, must generally post letters of credit or other security to cover outstanding claims of, or unearned premiums with respect to, ceding insurers in the United States to enable such insurers to obtain favorable regulatory capital treatment of their reinsurance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”, contained in the Annual Report.

      We are aware of a number of new, proposed or potential legislative or industry changes that may impact upon the worldwide demand for property catastrophe reinsurance. First, following the September 11 terrorist attacks, various proposed legislation has been introduced in the U.S. Congress designed to ensure the availability of insurance coverage for terrorist acts, and the prospects for enactment of these proposals is uncertain. Legislation has been adopted in the U.S. House of Representatives designed, among other things, to provide federal government loans over a short-term period to commercial insurers and reinsurers for funding losses arising from terrorist acts against U.S. properties, which loans would be repaid through industry assessments and, if losses exceed a threshold, policyholder assessments. Alternative proposed legislation has been introduced in the U.S. Senate, including legislation providing for the direct payment by the U.S. government for losses arising from terrorist acts to the insureds of insurers who continue to write such coverage, legislation which would provide direct government assistance to insurers and legislation which would require insurers to write coverage for terrorist acts and establish a mandatory reinsurance pool. This legislation may also provide insurance and reinsurance capacity in the markets and to the customers we target; regulate the terms of insurance and reinsurance capacity and reinsurance policies in a manner which could materially adversely affect us, directly or indirectly, by requiring coverage for terrorist acts to be offered by insurers and/or reinsurers, benefiting our competitors, reducing the demand for reinsurance or benefiting insurers as compared to reinsurers such as us; providing sources of liquidity to U.S.-based companies; or disproportionately benefiting U.S. or other foreign countries’ companies over Bermuda-based companies such as ourselves. Legislation may be introduced in other jurisdictions. In addition, over the last few years capital markets participants, including exchanges and financial intermediaries, have developed financial products such as risk securitizations, intended to compete with traditional reinsurance, the usage of which has grown in volume. Further, the tax policy of the countries in which our clients operate can affect the demand for reinsurance. We are also aware of many potential initiatives by capital market participants to produce additional alternative products that may compete with the existing catastrophe reinsurance markets. We are unable to predict the extent to which the foregoing new, proposed or potential initiatives may affect the demand for our products or the risks which may be available for us to consider underwriting.

Employees

      As of January 1, 2002, we employed 15 people on a full-time basis including our Chief Executive Officer, Chief Financial Officer and three underwriters. We believe that employee relations are good. None of our employees are subject to collective bargaining agreements, and we know of no current efforts to implement such agreements at IPC.

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

Subsidiaries

      IPCRe is a wholly-owned subsidiary of IPC Holdings. It was formed as a Bermuda company in June, 1993.

      On September 10, 1998, IPCRe incorporated a subsidiary in Ireland named IPCRe Europe Limited. Effective October 1, 1998, IPCRe Europe commenced underwriting selected reinsurance business in Europe. Currently, IPCRe Europe retrocedes 90% of the business it underwrites to IPCRe.

      On November 7, 2001, IPC Holdings incorporated a new subsidiary in Bermuda named IPCRe Underwriting Services Limited (“IPCUSL”). IPCUSL is registered in Bermuda and is licensed as an insurance agent.

Regulation

  Bermuda — The Insurance Act of 1978, as amended, and Related Regulations (the “Insurance Act”).

      As a holding company, we are not subject to Bermuda insurance regulations. The Insurance Act, which regulates the insurance business of IPCRe, provides that no person shall carry on any insurance business in or from Bermuda unless registered as an insurer under the Insurance Act by the Supervisor of Insurance of Bermuda (the “Supervisor”), who is responsible for the day-to-day supervision of insurers. Under the Insurance Act, insurance business includes reinsurance business. The Supervisor, in deciding whether to grant registration, has broad discretion to act as the supervisor thinks fit in the public interest. The Supervisor is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise.

The registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the Supervisor may impose at any time.

      An Insurance Advisory Committee appointed by the Bermuda Minister of Finance advises the Supervisor on matters connected with the discharge of the Supervisor’s functions and sub-committees thereof supervise and review the law and practice of insurance in Bermuda, including reviews of accounting and administrative procedures.

      The Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants to the Supervisor powers to supervise, investigate and intervene in the affairs of insurance companies. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.

      Classification of Insurers. The Insurance Act distinguishes between insurers carrying on long-term business and insurers carrying on general business. There are four classifications of insurers carrying on general business, with Class 4 insurers subject to the strictest regulation. IPCRe is registered as a Class 4 insurer, and is regulated as such under the Insurance Act.

      Cancellation of Insurer’s Registration. An insurer’s registration may be cancelled by the Supervisor on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act or, if in the opinion of the Supervisor after consultation with the Insurance Advisory Committee, the insurer has not been carrying on business in accordance with sound insurance principles.

      Principal Representative. An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, the principal office of IPCRe is at our principal executive offices in Pembroke, Bermuda, and IPCRe’s principal representative is our President and Chief Executive Officer. Without a reason acceptable to the Supervisor, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days’ notice in writing to the Supervisor is given of the intention to do so. It is the duty of the principal representative, within 30 days of reaching the view that there is a likelihood of the insurer for which the principal representative acts becoming insolvent or that a reportable “event” has, to the principal representative’s knowledge, occurred or is believed to have occurred, to make a report in writing to the Supervisor setting out all the particulars of the case that are available to the principal representative. Examples of such a reportable “event” include failure by the insurer to comply substantially with a condition imposed upon the insurer by the Supervisor relating to a solvency margin or a liquidity or other ratio.

      Independent Approved Auditor. Every registered insurer must appoint an independent auditor who will annually audit and report on the statutory financial statements and the statutory financial return of the insurer, both of which, in the case of IPCRe, are required to be filed annually with the Supervisor. The independent auditor of IPCRe must be approved by the Supervisor and may be the same person or firm which audits IPCRe’s financial statements and reports for presentation to its shareholders.

      Loss Reserve Specialist. As a registered Class 4 insurer, IPCRe is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its loss and loss expense provisions. The loss reserve specialist, who will normally be a qualified casualty actuary, must be approved by the Supervisor.

      Statutory Financial Statements. An insurer must prepare annual statutory financial statements. The Insurance Act prescribes rules for the preparation and substance of such statutory financial statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto). The insurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The statutory financial statements are not prepared in accordance with U.S. generally accepted accounting principles and are distinct from the financial statements prepared for presentation to the insurer’s shareholders under the Companies Act 1981 of Bermuda (the “Companies Act”), which financial statements will be prepared in accordance with U.S. generally accepted accounting principles. IPCRe, as a general business insurer, is required to submit the annual statutory financial statements as part of the annual statutory financial return. The statutory financial statements and the statutory financial return do not form part of the public records maintained by the Supervisor.

      Annual Statutory Financial Return. IPCRe is required to file with the Supervisor a statutory financial return no later than four months after its financial year end (unless specifically extended). The statutory financial return for an insurer includes, among other matters, a report of the approved independent auditor on the statutory financial statements of such insurer, solvency certificates, the statutory financial statements themselves, the opinion of the loss reserve specialist and a schedule of reinsurance ceded. The solvency certificates must be signed by the principal representative and at least two directors of the insurer who are required to certify, among other matters, whether the minimum solvency margin has been met and whether the insurer complied with the conditions attached to its certificate of registration. The independent approved auditor is required to state whether in its opinion it was reasonable for the directors to so certify. Where an insurer’s accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to the effect must be filed with the statutory financial return.

      Minimum Solvency Margin and Restrictions on Dividends and Distributions. Under the Insurance Act, the value of the general business assets of a Class 4 insurer, such as IPCRe, must exceed the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin. IPCRe:

(1)	is required with respect to its general business, to maintain a minimum solvency margin equal to the greatest of:

           (A) $100,000,000,

(B)	50% of net premiums written (being gross premiums written less any premiums ceded by IPCRe, but IPCRe may not deduct more than 25% of gross premiums when computing net premiums written), and

           (C) 15% of loss and other insurance reserves;

(2)	is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio (if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, IPCRe is prohibited, without the approval of the Supervisor, from declaring or paying any dividends during the next financial year);

(3)	is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least 7 days before payment of such dividends) with the Supervisor an affidavit statement that it will continue to meet the required margins;

(4)	is prohibited, without the approval of the Supervisor, from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements, and any application for such approval must include an affidavit stating that it will continue to meet the required margins; and

(5)	is required, at any time it fails to meet its solvency margin, within 30 days (45 days where total statutory capital and surplus falls to $75 million or less) after becoming aware of that failure or having reason to believe that such failure has occurred, to file with the Supervisor a written report containing certain information.

      Minimum Liquidity Ratio. The Insurance Act provides a minimum liquidity ratio for general business insurers. An insurer engaged in general business is required to maintain the value of its relevant assets at not less that 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. There are certain categories of assets which, unless specifically permitted by the Supervisor, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined).

      Supervision, Investigation and Intervention. The Supervisor may appoint an inspector with extensive powers to investigate the affairs of an insurer if the Supervisor believes that an investigation is required in the interest of the insurer’s policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to the Supervisor, the Supervisor may direct an insurer to produce documents or information relating to matters connected with the insurer’s business.

      If it appears to the Supervisor that there is a risk of the insurer becoming insolvent, or that it is in breach of the Insurance Act or any conditions imposed upon its registration, the Supervisor may, among other things, direct the insurer (1) not to take on any new insurance business, (2) not to vary any insurance contract if the effect would be to increase the insurer’s liabilities, (3) not to make certain investments, (4) to realize certain investments, (5) to maintain in, or transfer to the custody of a specified bank, certain assets, (6) not to declare or pay dividends or other distributions or to restrict the making of such payments and/or (7) to limit its premium income.

      Disclosure of Information. In addition to powers under the Insurance Act to investigate the affairs of an insurer, the Supervisor may require certain information from an insurer (or certain other persons) to be produced to him. Further, the Supervisor has been given powers to assist other regulatory authorities, including foreign insurance regulatory authorities with their investigations involving insurance and reinsurance companies in Bermuda but subject to restrictions. For example, the Supervisor must be satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities of the foreign regulatory authority. Further, the Supervisor must consider whether to co-operate is in the public interest. The grounds for disclosure are limited and the Insurance Act provides sanctions for breach of the statutory duty of confidentiality.

      Certain Other Considerations. IPC Holdings and IPCRe will each also need to comply with the provisions of the Companies Act regulating the payment of dividends and making of distributions from contributed surplus. A company is prohibited from declaring or paying a dividend, or making a distribution out of contributed surplus, if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

      Although IPCRe is incorporated in Bermuda, it is classified as non-resident of Bermuda for exchange control purposes by the Bermuda Monetary Authority. Pursuant to its non-resident status, IPCRe may hold any currency other than Bermuda Dollars and convert that currency into any other currency (other than Bermuda Dollars) without restriction.

      As “exempted” companies, IPC Holdings and IPCRe may not, without the express authorization of the Bermuda legislature or under a license granted by the Minister, participate in certain business transactions, including: (i) the acquisition or holding of land in Bermuda (except that held by way of lease or tenancy agreement which is required for its business and held for a term not exceeding 50 years, or which is used to provide accommodation or recreational facilities for its officers and employees and held with the consent of the Minister, for a term not exceeding 21 years); (ii) the taking of mortgages on land in Bermuda in excess of $50,000; or (iii) the carrying on of business of any kind in Bermuda, except in certain limited circumstances such as doing business with another exempted undertaking in furtherance of the business of IPC Holdings or IPCRe (as the case may be) carried on outside Bermuda.

      The Bermuda government actively encourages foreign investment in “exempted” entities like the Company that are based in Bermuda, but do not operate in competition with local businesses. As well as having no restrictions on the degree of foreign ownership, IPC Holdings and IPCRe are not currently subject to taxes on their income or dividends or to any foreign exchange controls in Bermuda. In addition, there currently is no capital gains tax in Bermuda.

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

      In addition to the regulatory requirements imposed by the jurisdictions in which they are licensed, reinsurers’ business operations are affected by regulatory requirements in various states of the United States governing “credit for reinsurance” which are imposed on their ceding companies. In general, a ceding company which obtains reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction or state in which the reinsurer files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the liability for unearned premiums and loss reserves and loss expense reserves ceded to the reinsurer. IPCRe is not licensed, accredited or approved in any state in the United States. The great majority of states, however, permit a credit to statutory surplus resulting from reinsurance obtained from a non-licensed or non-accredited reinsurer to be offset to the extent that the reinsurer provides a letter of credit or other acceptable security arrangement. A few states do not allow credit for reinsurance ceded to non-licensed reinsurers except in certain limited circumstances and others impose additional requirements that make it difficult to become accredited. IPCRe is also subject to excise tax in the United States for U.S. business, and in certain other jurisdictions.

      We do not believe that IPCRe was in violation of insurance laws of any jurisdiction in the United States. There can be no assurance, however, that inquiries or challenges to IPCRe’s reinsurance activities will not be raised in the future. We believe that IPCRe’s manner of conducting business through our offices in Bermuda has not materially adversely affected its operations to date. There can be no assurance, however, that our location, regulatory status or restrictions on our activities resulting therefrom will not adversely affect our ability to conduct business in the future.

  European Union

      IPCRe Europe is incorporated in Ireland, and as such subject to regulations imposed by the European Union.

Certain United States Federal Income Tax Considerations

      The discussion below is only a general summary of certain United States federal income tax considerations that are relevant to certain holders of Common Shares of IPC Holdings. It does not address all relevant tax considerations that may be relevant to holders of Common Shares nor does it address tax considerations that may be relevant to certain holders. Investors and prospective investors should consult their own tax advisors concerning federal, state, local and non-U.S. tax consequences of ownership and disposition of Common Shares.

      Taxation of IPC Holdings and IPCRe. IPC Holdings and IPCRe are Bermuda corporations; neither files United States federal income tax returns. We believe that IPCRe operates in such a manner that it is not subject to U.S. tax (other than U.S. excise tax on reinsurance premiums and withholding tax on certain investment income from U.S. sources) because it does not engage in a trade or business in the United States. However, because definitive identification of activities which constitute being engaged in a trade or business in the United States is not provided by the U.S. Internal Revenue Code of 1986, as amended (the “Code”) or regulations or court decisions, there can be no assurance that the U.S. Internal Revenue Service (the “IRS”) will not contend that IPC Holdings and/or IPCRe is engaged in a trade or business in the United States. If IPCRe were engaged in a trade or business in the United States (and, if IPCRe were to qualify for benefits under the income tax treaty between the United States and Bermuda, such trade or business were attributable to a “permanent establishment” in the United States), IPCRe would be subject to U.S. tax at regular corporate rates on its income that is effectively connected with its U.S. trade or business, plus an additional 30% “branch profits” tax on such income remaining after the regular tax, in which case our earnings and shareholders’ investment could be materially adversely affected.

      Currently, IPCRe pays premium excise taxes in the United States (1%), Australia (3%), and certain other jurisdictions. From time to time, U.S. legislation has been proposed which would increase such tax to 4%.

      Controlled Foreign Corporation Rules. Each “United States shareholder” of a “controlled foreign corporation” (“CFC”) who owns shares in the CFC on the last day of the CFC’s taxable year must include in its gross income for United States federal income tax purposes its pro rata share of the CFC’s “subpart F income”, even if the subpart F income is not distributed. For these purposes, any U.S. person who owns, directly or indirectly through foreign persons, or is considered to own under applicable constructive ownership rules of the Code, 10% or more of the total combined voting power of all classes of stock of a foreign corporation will be considered to be a “United States shareholder”. In general, a foreign insurance company such as IPCRe is treated as a CFC only if such “United States shareholders” collectively own more than 25% of the total combined voting power or total value of our stock for an uninterrupted period of 30 days or more during any tax year. AIG owns 24.3% of the Common Shares and the AIG Option, although, pursuant to our Bye-laws, the combined voting power of these shares is limited to less than 10% of the combined voting power of all shares. We believe that, because of the dispersion of IPC Holdings’ share ownership among holders other than AIG and because of the restrictions on transfer, issuance or repurchase of the Common Shares, shareholders of IPC Holdings will not be subject to treatment as “United States shareholders” of a CFC. In addition, because under the Bye-laws no single shareholder (including AIG) is permitted to exercise as much as 10% of the total combined voting power of IPC Holdings, shareholders of IPC Holdings should not be viewed as “United States shareholders” of a CFC for purposes of these rules. There can be no assurance, however, that these rules will not apply to shareholders of IPC Holdings. Accordingly, U.S. persons who might, directly or through attribution, acquire 10% or more of the Common Shares of IPC Holdings should consider the possible application of the CFC rules.

      Related Person Insurance Income Rules. If IPCRe’s related person insurance income (“RPII”) were to equal or exceed 20% of IPCRe’s gross insurance income in any taxable year, a U.S. person who owns Common Shares directly or indirectly on the last day of the taxable year would likely be required to include in its income for U.S. federal income tax purposes the shareholder’s pro rata share of IPCRe’s RPII for the taxable year, determined as if such RPII were distributed proportionately to such United States shareholders at that date regardless of whether such income is distributed. The amount of RPII earned by IPCRe (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. shareholder of IPCRe or any person related to such shareholder, including IPC Holdings) will depend on a number of factors, including the geographic distribution of IPCRe’s business and the identity of persons directly or indirectly insured or reinsured by IPCRe. Although we do not believe that the 20% threshold was met in taxable years from 1994 to 2001, some of the factors which determine the extent of RPII in any period may be beyond our control. Consequently, there can be no assurance that IPCRe’s RPII will not equal or exceed 20% of its gross insurance income in any taxable year.

      The RPII rules provide that if a shareholder who is a U.S. person disposes of shares in a foreign insurance corporation that has RPII (even if the amount of RPII is less than 20% of the corporation’s gross insurance income) and in which U.S. persons own 25% or more of the shares, any gain from the disposition will generally be treated as ordinary income to the extent of the shareholder’s share of the corporation’s undistributed earnings and profits that were accumulated during the period that the shareholder owned the shares (whether or not such earnings and profits are attributable to RPII). In addition, such a shareholder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the shareholder. These rules should not apply to dispositions of Common Shares because IPC Holdings is not itself directly engaged in the insurance business and because proposed U.S. Treasury regulations appear to apply only in the case of shares of corporations that are directly engaged in the insurance business. There can be no assurance, however, that the IRS will interpret the proposed regulations in this manner or that the applicable regulations will not be promulgated in final form in a manner that would cause these rules to apply to disposition of Common Shares.

      Tax-Exempt Shareholders. Tax-exempt entities are generally required to treat certain subpart F insurance income, including RPII, that is includible in income by the tax-exempt entity as unrelated business taxable income.

Item 2.  Properties

      Pursuant to an administrative services agreement with American International Company, Limited (“AICL”), a wholly-owned subsidiary of AIG, IPC Holdings and IPCRe are allocated office space in AICL’s building in Bermuda and our principal executive offices are located there. The address of the principal executive offices is American International Building, 29 Richmond Road, Pembroke HM 08, Bermuda and our telephone number is (441) 298-5100.

Item 3.  Legal Proceedings

      We will be subject to litigation and arbitration in the ordinary course of our business. We are not currently involved in any material pending litigation or arbitration proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 2001.

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Shareholder Matters

      Our common shares are quoted on the Nasdaq National Market under the symbol “IPCR”. The following table sets out the high and low prices for our common shares for the periods indicated as reported by the Nasdaq National Market. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and do not necessarily represent actual transactions.

	High	Low

Year ended December 31, 2001
First Quarter	$24.50	$19.38
Second Quarter	25.05	18.50
Third Quarter	24.75	18.90
Fourth Quarter	29.95	22.10
Year ended December 31, 2000
First Quarter	$15.75	$9.75
Second Quarter	16.00	11.25
Third Quarter	18.69	12.63
Fourth Quarter	22.88	18.50

      As of February 28, 2002, there were 67 holders of record of common shares.

      In September, 2001, we paid a dividend of $0.16 per common share. We did not pay dividends during 2000. In each of March, June, and September, 1999, we paid dividends of $0.3175 per common share. In December 1999, we paid a dividend of $0.16 per common share. The amount and timing of dividends is at the discretion of our Board of Directors and is dependent upon our profits and financial requirements, as well as loss experience, business opportunities and any other factors that the Board deems relevant. In addition, if we have funds available for distribution, we may nevertheless determine that such funds should be retained for the purposes of replenishing capital, expanding premium writings or other purposes. We are a holding company, whose principal source of income is cash dividends and other permitted payments from IPCRe. The payment of dividends from IPCRe to us is restricted under Bermuda law and regulation, including Bermuda insurance law and under IPCRe’s $150 million revolving credit facility which expires on June 30, 2003. The credit facility limits the amount of dividends that may be paid quarterly by IPCRe to us to the lesser of i) IPCRe’s aggregate positive net income from March 31, 1998 to the end of the then-current fiscal quarter over the aggregate amount of all dividends and distributions paid during the same period, and ii) IPCRe’s positive consolidated net income for the four fiscal quarters then ending over the aggregate amount of all dividends and distributions paid during the same period.

      Under the Insurance Act, IPCRe is required to maintain a solvency margin and a minimum liquidity ratio and is prohibited from declaring or paying any dividends if to do so would cause IPCRe to fail to meet its solvency margin and minimum liquidity ratio. Under the Insurance Act, IPCRe is prohibited from paying dividends of more than 25% of its total statutory capital and surplus at the end of the previous fiscal year unless it files an affidavit stating that the declaration of such dividends has not caused to fail to meet its solvency margin and minimum liquidity ratio. The Insurance Act also prohibits IPCRe from declaring or paying dividends requirements without the approval of the Supervisor of Insurance if IPCRe failed to meet its solvency margin and minimum liquidity ratio on the last day of the previous fiscal year. The maximum amount of dividends which could be paid by IPCRe to IPC Holdings at January 1, 2002 without such notification is approximately $276 million. In addition, IPCRe is prohibited under the Insurance Act from reducing its opening total statutory capital by more than 15% without the approval of the Supervisor of Insurance. As a result of these factors, there can be no assurance that our dividend policy will not change or that we will declare or pay any dividends.

Item 6.	Selected Financial Data

      The historical consolidated financial data presented below as of and for each of the periods ended December 31, 2001, 2000, 1999, 1998, and 1997 were derived from our consolidated financial statements which are incorporated herein by reference to the Annual Report. The selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” also contained in the Annual Report and incorporated herein by reference.

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(in thousands, except per share amounts)
Statement of Income Data:
Gross premiums written	$133,057	$93,757	$97,162	$111,265	$117,050
Net premiums earned	123,375	86,961	94,967	120,125	112,486
Net investment income	32,245	31,089	30,327	30,053	29,883
Loss and loss adjustment expenses incurred	137,551	53,661	129,362	61,459	14,708
Acquisition costs	12,686	9,049	13,028	16,968	13,487
General and administrative expenses	9,381	9,311	9,641	10,680	8,676
Exchange loss/(gain), net	551	2,348	411	371	1,562
Realized gains/(losses), net on investments	616	544	30,355	7,014	(3,616)
Net (loss) income	$(3,933)	$44,225	$3,207	$67,714	$100,320
Net (loss) income per common share(1)	$(0.15)	$1.73	$0.12	$2.55	$3.79
Weighted average shares outstanding(1)	26,266,019	25,497,671	25,988,116	26,547,062	26,492,401
Dividend per common share(2)	$0.16	$—	$1.1125	$2.07	$3.27
Other Data:
Loss and loss adjustment expense ratio(3)	111.5%	61.7%	136.2%	51.2%	13.1%
Expense ratio(3)	17.9%	21.1%	23.9%	23.0%	19.7%
Combined ratio(3)	129.4%	82.8%	160.1%	74.2%	32.8%
Return on average equity(4)	(0.7)%	8.3%	0.6%	12.4%	19.6%
Balance Sheet Data (at end of period)
Total cash and investments	$1,232,301	$598,531	$594,754	$599,981	$538,759
Reinsurance balances receivable	42,356	25,419	21,460	20,747	27,723
Total assets	1,301,716	647,490	640,942	643,091	585,019
Reserve for losses and loss expenses	162,207	61,358	111,441	52,226	27,590
Unearned premiums	24,440	19,068	16,364	17,602	26,462
Total shareholders’ investment	$1,105,794	$559,270	$504,931	$565,952	$528,293
Basic book value per common share	$22.95	$22.34	$20.17	$22.61	$21.12
Diluted book value per common share(5)	$22.92	$21.93	$19.43	$21.32	$19.94

(1)	Net income per common share is based upon the weighted average number of common shares outstanding during the relevant period. The weighted average number of shares includes common shares and the dilutive effect of the AIG Option and employee stock options, using the treasury stock method. The net (loss) per common share for the year ended December 31, 2001 is based on the actual number of shares outstanding during the period.

(2)	Dividend per common share is based on the number of average outstanding common shares during the years ended December 31, 2001, 2000, 1999, 1998, and 1997, respectively.

(3)	The loss and loss adjustment expense ratio is calculated by dividing the losses and loss expenses incurred by the net premiums earned. The expense ratio is calculated by dividing the sum of acquisition costs and general and administrative expenses (excluding gains and losses from foreign exchange) by net premiums earned. The combined ratio is the sum of the loss and loss expense ratio and the expense ratio.

(4)	Return on average equity equals the annual net (loss) income divided by the average of the shareholders’ investment on the first and last day of the respective period.

(5)	Diluted book value per common share is based on the number of common shares outstanding on the relevant date, after considering the effect of the AIG Option as of each date presented and after considering the effect of options granted to employees, calculated on the basis described in note (1) above. At December 31, 2001 the average weighted number of shares outstanding, including the dilutive effect of employee stock options using the treasury stock method was 48,250,491.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The information required for this item is incorporated herein by reference to the narrative contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The information required for this item is incorporated herein by reference to the section entitled “Management’s Discussion and Analysis – Quantitative and Qualitative Disclosure about Market Risk” in the Annual Report.

Item 8.	Financial Statements and Supplementary Data

      The information required for this item is incorporated herein by reference to the consolidated financial statements of the Company contained in the Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers

      The information concerning directors required for this item is incorporated herein by reference to the information contained under the captions “Election of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Item 11.	Executive Compensation

      The information required for this item is incorporated herein by reference to the information contained under the caption “Executive Compensation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required for this item is incorporated herein by reference to the information contained under the caption “Beneficial Ownership of Common Shares” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      The information required for this item is incorporated herein by reference to the information contained under the caption “Certain Relationships and Related Transactions” in the Proxy Statement.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements and Exhibits

1. Financial Statements

      The following Consolidated Financial Statements of IPC Holdings and Report of Independent Auditors are incorporated herein by reference to pages xx to xx of the Annual Report:

Report of Independent Public Accountants
Consolidated balance sheets as of December 31, 2001 and 2000
Consolidated statements of (loss) income for the years ended December 31, 2001, 2000 and 1999
Consolidated statements of comprehensive income (loss) for the years ended December 31, 2001, 2000 and 1999
Consolidated statements of changes in shareholders’ investment for the years ended December 31, 2001, 2000 and 1999
Consolidated statements of cash flows for the years ended December 31, 2001, 2000 and 1999
Notes to the consolidated financial statements

2. Financial Statement Schedules

Report of Independent Public Accountants on Schedules
Schedule II — Condensed Financial Information of Registrant
Schedule III — Supplementary Insurance Information of Subsidiary for the years ended December 31, 2001, 2000 and 1999.
Schedule IV — Supplementary Information concerning Reinsurance for the years ended December 31, 2001, 2000 and 1999.

      Certain schedules have been omitted, either because they are not applicable, or because the information is included in our consolidated financial statements incorporated by reference to the Annual Report.

3. Exhibits

Exhibit		Method
Number	Description	of filing

3.1	Memorandum of Association of the Company	*
3.2	Amended and Restated Bye-Laws of the Company	+
3.3	Form of Memorandum of Increase of Share Capital	*
4.1	Form of Registration Rights Agreement	*
4.2	Form of Share Certificate	*
10.1	Termination Agreement among the Company and its previous shareholders	*
10.2	Form of Amended and Restated Option Agreement entered into between the Company and AIG	*
10.3†	Amended and Restated IPC Holdings, Ltd. Stock Option Plan	☐☐
10.4†	IPCRe Defined Contribution Plan	*
10.5	Amended and Restated Administrative Services Agreement among the Company, IPCRe and AICL	*
10.6	Investment Management Agreement between IPCRe and AIGIC, as amended	**
10.7	Investment Sub-Advisory Agreement between AIGIC and AIGIC (Europe) (formerly known as Dempsey & Company International Limited)	*
10.8	Custodial Agreement between AIGTS and IPCRe	*

Exhibit		Method
Number	Description	of filing

10.9†	Retirement Agreement between IPCRe and James P. Bryce	*
10.10†	Retirement Agreement between IPCRe and Peter J.A. Cozens	*
10.11†	Amended and Restated IPC Holdings, Ltd. Deferred Compensation Plan	☐
10.12	Credit Agreement between IPCRe Limited, the First National Bank of Chicago, and other Lenders named therein, as amended	+
10.13	Form of Limited Waiver to Credit Agreement between IPCRe Limited, BankOne N.A. and other Lenders named therein	☐
10.14	Purchase Agreement between the Company and AIG	#
10.15	Underwriting Agency Agreement between Allied World Assurance Company Ltd. and IPCUSL	Filed herewith
10.16	Amended Schedule I (Investment Policy Guideline) to Investment Management Agreement between IPCRe and AIGIC	Filed herewith
11.1	Statement regarding Computation of Per Share Earnings	Filed herewith
13.1	Portions of the Annual Report incorporated herein by reference	Filed herewith
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of Arthur Andersen	Filed herewith
99.0	Representations of Arthur Andersen	Filed herewith

*	Incorporated by reference to the corresponding exhibit in our Registration Statement on Form S-1 (No. 333-00088).
+	Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-3 (No. 333-73828).
**	Incorporated by reference to Exhibit 10.1 to the our Form 10-Q for the quarter ended June 30, 1997 (File No. 0-27662), and Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 2001 (File No. 0-27662).
++	Incorporated by reference to Exhibits 10.1 and 10.2 to our Form 10-Q for the quarter ended June 30, 1998 (File No. 0-27662), and Exhibit 10.2 to our Form 10-Q for the quarter ended June 30, 2001 (File No. 0-27662).
☐	Incorporated by reference to Exhibits 10.1 and 10.2 to our Form 10-Q for the quarter ended September 30, 1999 (File No. 0-27662).
☐☐	Incorporated by reference to Exhibit 10.3 to our Form 10-K for the year ended December 31, 1999 (File No. 0-27662).
#	Incorporated by reference to Exhibit 10 to our Registration Statement on Form S-3 (No. 333-73828).
†	Management contract or compensatory plan, contract or arrangement.

      (b) Reports on Form 8-K.

On December 17, 2001 we filed a report on Form 8-K to report the issuance of a press release on December 12, 2001, announcing the closing of a public offering of IPC Holdings’ common shares, a concurrent private placement of shares to AIG and an option exercise by AIG.

IPC HOLDINGS, LTD.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of

IPC Holdings, Ltd.

      We have audited in accordance with generally accepted auditing standards the consolidated financial statements of IPC Holdings, Ltd. and subsidiaries included in IPC Holdings, Ltd.’s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 8, 2002. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. The schedules listed in the accompanying index are the responsibility of the Company’s management and are presented for purposes of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN

Hamilton, Bermuda

February 8, 2002

SCHEDULE II

IPC HOLDINGS, LTD.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEET

(PARENT COMPANY)
(Expressed in thousands of United States Dollars)

	As of December 31,

	2001	2000

ASSETS:
Cash	$163	$101
Investment in wholly-owned subsidiaries	1,108,332	561,462
Other assets	99	420

	$1,108,594	$561,983

LIABILITIES:
Payable to subsidiaries	$2,229	$2,637
Other liabilities	571	76

	2,800	2,713

SHAREHOLDERS’ INVESTMENT:
Share capital — 2001: 48,172,776 shares outstanding, par value $0.01; 2000: 25,039,713 shares outstanding, par value $0.01	482	250
Additional paid in capital	846,101	299,929
Retained earnings	246,568	254,511
Accumulated other comprehensive income	12,643	4,580

	1,105,794	559,270

	$1,108,594	$561,983

SCHEDULE II

continued

IPC HOLDINGS, LTD.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT — continued

STATEMENT OF (LOSS) INCOME

(PARENT COMPANY)
(Expressed in thousands of United States Dollars)

	Year ended December 31,

	2001	2000	1999

Interest income	$2	$3	$5
Expenses:
Operating costs and expenses, net	920	811	779

(Loss)/profit before equity in net income of wholly-owned subsidiaries	(918)	(808)	(774)
Equity in net (loss) income of wholly-owned subsidiaries	(3,015)	45,033	3,981

Net (loss) income available to common shareholders	$(3,933)	$44,225	$3,207

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(PARENT COMPANY)
(Expressed in thousands of United States Dollars)

	2001	2000	1999

Net (loss) income	$(3,933)	$44,225	$3,207

Other comprehensive income (loss):
Holding gains (losses), net on investments during period	8,679	10,562	(6,024)
Reclassification adjustment for (gains) losses included in net income	(616)	(544)	(30,355)

	8,063	10,018	(36,379)

Comprehensive income (loss)	$4,130	$54,243	$(33,172)

SCHEDULE II

continued

IPC HOLDINGS, LTD.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT — continued

STATEMENT OF CASH FLOWS

(PARENT COMPANY)
(Expressed in thousands of United States Dollars)

	Year ended December 31,

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(3,933)	$44,225	$3,207
Adjustments to reconcile net income to cash provided by:
Equity in net loss (income) from subsidiaries	3,015	(45,033)	(3,981)
Changes in, net:
Other assets	321	1,128	29
Payable to subsidiaries	(408)	(259)	415
Other liabilities	495	(78)	132

	(510)	(17)	(198)

CASH FLOWS FROM FINANCING ACTIVITIES
Additional share capital received	546,404	96	—
Additional investment in subsidiaries	(545,921)	—	—
Dividends received from subsidiaries	4,099	—	28,000
Dividends paid to shareholders	(4,010)	—	(27,849)

	572	96	151

Net increase (decrease) in cash and cash equivalents	62	79	(47)
Cash and cash equivalents, beginning of year	101	22	69

Cash and cash equivalents, end of year	$163	$101	$22

SCHEDULE III

IPC HOLDINGS, LTD. AND SUBSIDIARIES

SUBSIDIARY SUPPLEMENTARY INSURANCE INFORMATION

(Expressed in thousands of United States Dollars)

		Future policy				Benefits,	Amortization
	Deferred	benefits,				claims,	of deferred
	policy	losses, claims			Net	losses and	policy	Other	Gross
	acquisition	and loss	Unearned	Premium	investment	settlement	acquisition	operating	premiums
Segment	costs	expense	premiums	revenue	income	expenses	costs	expenses	written

2001:
Property & Similar	$2,833	$162,207	$24,440	$123,375	$32,244	$137,551	$12,686	$8,443	$133,057
2000:
Property & Similar	$2,249	$61,358	$19,068	$86,961	$31,086	$53,661	$9,049	$8,427	$93,757
1999:
Property & Similar	$1,980	$111,441	$16,364	$94,967	$30,322	$129,362	$13,028	$8,912	$97,162

SCHEDULE IV

REINSURANCE

(Expressed in thousands of United States Dollars)

		Ceded to	Assumed		Percentage of
		other	from other		amount
	Gross Amount	companies	companies	Net Amount(1)	assumed to net

2001:
Property & Similar	$—	$4,419	$133,057	$128,638	103%
2000:
Property & Similar	$—	$4,827	$93,757	$88,930	105%
1999:
Property & Similar	$—	$3,816	$97,162	$93,346	104%

(1)	Premiums Written

IPC HOLDINGS, LTD.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Pembroke, Bermuda, on the 20th day of March, 2002.

IPC HOLDINGS, LTD.

By: James P. Bryce
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH C.H. JOHNSON Joseph C.H. Johnson	Chairman of the Board of Directors	March 20, 2002

/s/ JAMES P. BRYCE James P. Bryce	President, Chief Executive Officer and Director	March 20, 2002

/s/ JOHN R. WEALE John R. Weale	Vice President and Chief Financial Officer	March 20, 2002

/s/ FRANK MUTCH Frank Mutch	Deputy Chairman of Board of Directors	March 20, 2002

/s/ ANTHONY M. PILLING Anthony M. Pilling	Director	March 20, 2002

/s/ CLARENCE JAMES Dr. The Honourable Clarence E. James	Director	March 20, 2002

/s/ JACKIE CLEGG Jackie Clegg	Director	March 20, 2002

EXHIBIT INDEX

Exhibit		Method
Number	Description	of filing

3.1	Memorandum of Association of the Company	*
3.2	Amended and Restated Bye-Laws of the Company	+
3.3	Form of Memorandum of Increase of Share Capital	*
4.1	Form of Registration Rights Agreement	*
4.2	Form of Share Certificate	*
10.1	Termination Agreement among the Company and its previous shareholders	*
10.2	Form of Amended and Restated Option Agreement entered into between the Company and AIG	*
10.3†	Amended and Restated IPC Holdings, Ltd. Stock Option Plan	☐☐
10.4†	IPCRe Defined Contribution Plan	*
10.5	Amended and Restated Administrative Services Agreement among the Company, IPCRe and AICL	*
10.6	Investment Management Agreement between IPCRe and AIGIC, as amended	**
10.7	Investment Sub-Advisory Agreement between AIGIC and AIGIC (Europe) (formerly known as Dempsey & Company International Limited)	*
10.8	Custodial Agreement between AIGTS and IPCRe	*
10.9†	Retirement Agreement between IPCRe and James P. Bryce	*
10.10†	Retirement Agreement between IPCRe and Peter J.A. Cozens	*
10.11†	Amended and Restated IPC Holdings, Ltd. Deferred Compensation Plan	☐
10.12	Credit Agreement between IPCRe Limited, the First National Bank of Chicago, and other Lenders named therein, as amended	+
10.13	Form of Limited Waiver to Credit Agreement between IPCRe Limited, BankOne N.A. and other Lenders named therein	☐
10.14	Purchase Agreement between the Company and AIG	#
10.15	Underwriting Agency Agreement between Allied World Assurance Company Ltd. and IPCUSL	Filed herewith
10.16	Amended Schedule I (Investment Policy Guideline) to Investment Management Agreement between IPCRe and AIGIC	Filed herewith
11.1	Statement regarding Computation of Per Share Earnings	Filed herewith
13.1	Portions of the Annual Report incorporated herein by reference	Filed herewith
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of Arthur Andersen	Filed herewith
99.0	Representations of Arthur Andersen	Filed herewith

*	Incorporated by reference to the corresponding exhibit in our Registration Statement on Form S-1 (No. 333-00088).
+	Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-3 (No. 333-73828)
**	Incorporated by reference to Exhibit 10.1 to the our Form 10-Q for the quarter ended June 30, 1997 (File No. 0-27662), and Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 2001 (File No. 0-27662).
++	Incorporated by reference to Exhibits 10.1 and 10.2 to our Form 10-Q for the quarter ended June 30, 1998 (File No. 0-27662), and Exhibit 10.2 to our Form 10-Q for the quarter ended June 30, 2001 (File No. 0-27662).
☐	Incorporated by reference to Exhibits 10.1 and 10.2 to our Form 10-Q for the quarter ended September 30, 1999 (File No. 0-27662).
☐☐	Incorporated by reference to Exhibit 10.3 to our Form 10-K for the year ended December 31, 1999 (File 0-27662).
#	Incorporated by reference to Exhibit 10 to our Registration Statement on Form S-3 (No. 333-73828).
†	Management contract or compensatory plan, contract or arrangement.