Form 10-K/A
period 2001-12-31
IPC HOLDINGS LTD
filed 2002-04-24
CIK 909815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

3. Exhibits

Exhibit		Method
Number	Description	of filing

3.1	Memorandum of Association of the Company	*
3.2	Amended and Restated Bye-Laws of the Company	+
3.3	Form of Memorandum of Increase of Share Capital	*
4.1	Form of Registration Rights Agreement	*
4.2	Form of Share Certificate	*
10.1	Termination Agreement among the Company and its previous shareholders	*
10.2	Form of Amended and Restated Option Agreement entered into between the Company and AIG	*
10.3†	Amended and Restated IPC Holdings, Ltd. Stock Option Plan	☐☐
10.4†	IPCRe Defined Contribution Plan	*
10.5	Amended and Restated Administrative Services Agreement among the Company, IPCRe and AICL	*
10.6	Investment Management Agreement between IPCRe and AIGIC, as amended	**
10.7	Investment Sub-Advisory Agreement between AIGIC and AIGIC (Europe) (formerly known as Dempsey & Company International Limited)	*
10.8	Custodial Agreement between AIGTS and IPCRe	*

Exhibit		Method
Number	Description	of filing

10.9†	Retirement Agreement between IPCRe and James P. Bryce	*
10.10†	Retirement Agreement between IPCRe and Peter J.A. Cozens	*
10.11†	Amended and Restated IPC Holdings, Ltd. Deferred Compensation Plan	☐
10.12	Credit Agreement between IPCRe Limited, the First National Bank of Chicago, and other Lenders named therein, as amended	++
10.13	Form of Limited Waiver to Credit Agreement between IPCRe Limited, BankOne N.A. and other Lenders named therein	☐
10.14	Purchase Agreement between the Company and AIG	#
10.15	Underwriting Agency Agreement between Allied World Assurance Company Ltd. and IPCUSL	Previously filed
10.16	Amended Schedule I (Investment Policy Guideline) to Investment Management Agreement between IPCRe and AIGIC	Previously filed
11.1	Statement regarding Computation of Per Share Earnings	Previously filed
13.1	Portions of the Annual Report incorporated herein by reference	Previously filed
21.1	Subsidiaries of the Registrant	Previously filed
23.1	Consent of Arthur Andersen	Filed herewith
99.0	Representations of Arthur Andersen	Previously filed

*	Incorporated by reference to the corresponding exhibit in our Registration Statement on Form S-1 (No. 333-00088).
+	Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-3 (No. 333-73828).
**	Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 1997 (File No. 0-27662), and Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 2001 (File No. 0-27662).
++	Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 1998 (File No. 0-27662), and Exhibit 10.2 to our Form 10-Q for the quarter ended June 30, 2001 (File No. 0-27662).
☐	Incorporated by reference to Exhibits 10.1 and 10.2 to our Form 10-Q for the quarter ended September 30, 1999 (File No. 0-27662).
☐☐	Incorporated by reference to Exhibit 10.3 to our Form 10-K for the year ended December 31, 1999 (File No. 0-27662).
#	Incorporated by reference to Exhibit 10 to our Registration Statement on Form S-3 (No. 333-73828).
†	Management contract or compensatory plan, contract or arrangement.

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

IPC HOLDINGS, LTD.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized, in Pembroke, Bermuda, on the 23rd day of April, 2002.

IPC HOLDINGS, LTD.

/s/ JAMES BRYCE

By: James P. Bryce
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH C.H. JOHNSON Joseph C.H. Johnson	Chairman of the Board of Directors	March 20, 2002

/s/ JAMES P. BRYCE James P. Bryce	President, Chief Executive Officer and Director	March 20, 2002

/s/ JOHN R. WEALE John R. Weale	Vice President and Chief Financial Officer	March 20, 2002

/s/ FRANK MUTCH Frank Mutch	Deputy Chairman of Board of Directors	March 20, 2002

/s/ ANTHONY M. PILLING Anthony M. Pilling	Director	March 20, 2002

/s/ CLARENCE JAMES Dr. The Honourable Clarence E. James	Director	March 20, 2002

/s/ JACKIE CLEGG Jackie Clegg	Director	March 20, 2002

EXHIBIT INDEX

Exhibit		Method
Number	Description	of filing

3.1	Memorandum of Association of the Company	*
3.2	Amended and Restated Bye-Laws of the Company	+
3.3	Form of Memorandum of Increase of Share Capital	*
4.1	Form of Registration Rights Agreement	*
4.2	Form of Share Certificate	*
10.1	Termination Agreement among the Company and its previous shareholders	*
10.2	Form of Amended and Restated Option Agreement entered into between the Company and AIG	*
10.3†	Amended and Restated IPC Holdings, Ltd. Stock Option Plan	☐☐
10.4†	IPCRe Defined Contribution Plan	*
10.5	Amended and Restated Administrative Services Agreement among the Company, IPCRe and AICL	*
10.6	Investment Management Agreement between IPCRe and AIGIC, as amended	**
10.7	Investment Sub-Advisory Agreement between AIGIC and AIGIC (Europe) (formerly known as Dempsey & Company International Limited)	*
10.8	Custodial Agreement between AIGTS and IPCRe	*
10.9†	Retirement Agreement between IPCRe and James P. Bryce	*
10.10†	Retirement Agreement between IPCRe and Peter J.A. Cozens	*
10.11†	Amended and Restated IPC Holdings, Ltd. Deferred Compensation Plan	☐
10.12	Credit Agreement between IPCRe Limited, the First National Bank of Chicago, and other Lenders named therein, as amended	++
10.13	Form of Limited Waiver to Credit Agreement between IPCRe Limited, BankOne N.A. and other Lenders named therein	☐
10.14	Purchase Agreement between the Company and AIG	#
10.15	Underwriting Agency Agreement between Allied World Assurance Company Ltd. and IPCUSL	Previously filed
10.16	Amended Schedule I (Investment Policy Guideline) to Investment Management Agreement between IPCRe and AIGIC	Previously filed
11.1	Statement regarding Computation of Per Share Earnings	Previously filed
13.1	Portions of the Annual Report incorporated herein by reference	Previously filed
21.1	Subsidiaries of the Registrant	Previously filed
23.1	Consent of Arthur Andersen	Filed herewith
99.0	Representations of Arthur Andersen	Previously filed

*	Incorporated by reference to the corresponding exhibit in our Registration Statement on Form S-1 (No. 333-00088).
+	Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-3 (No. 333-73828)
**	Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 1997 (File No. 0-27662), and Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 2001 (File No. 0-27662).
++	Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 1998 (File No. 0-27662), and Exhibit 10.2 to our Form 10-Q for the quarter ended June 30, 2001 (File No. 0-27662).
☐	Incorporated by reference to Exhibits 10.1 and 10.2 to our Form 10-Q for the quarter ended September 30, 1999 (File No. 0-27662).
☐☐	Incorporated by reference to Exhibit 10.3 to our Form 10-K for the year ended December 31, 1999 (File No. 0-27662).
#	Incorporated by reference to Exhibit 10 to our Registration Statement on Form S-3 (No. 333-73828).
†	Management contract or compensatory plan, contract or arrangement.