Form 10-Q
period 2002-03-31
IPC HOLDINGS LTD
filed 2002-05-02
CIK 909815

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2002

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

 FOR THE TRANSITION PERIOD FROM ...................... TO ......................

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of outstanding common shares par value U.S. $0.01 per share of IPC Holdings, Ltd., as of May 1st, 2002, was 48,172,776.

THIS FILING INCLUDES UNAUDITED FINANCIAL STATEMENTS THAT HAVE NOT BEEN REVIEWED IN ACCORDANCE WITH RULE 10-01(d) OF REGULATION S-X PROMULGATED BY THE SECURITIES AND EXCHANGE COMMISSION, BECAUSE WE WERE UNABLE TO OBTAIN SUCH A REVIEW FROM OUR CURRENT AUDITOR, ARTHUR ANDERSEN. SEE "INFORMATION WITH RESPECT TO FINANCIAL STATEMENTS" IN THIS FILING FOR MORE INFORMATION.


                        EXHIBIT INDEX LOCATED ON PAGE 15

================================================================================

                          PART I. FINANCIAL INFORMATION


INFORMATION WITH RESPECT TO FINANCIAL STATEMENTS

This filing includes unaudited financial statements that have not been reviewed in accordance with Rule 10-01(d) of Regulation S-X promulgated by the Securities and Exchange Commission, because we were unable to obtain such a review from our current auditor, Arthur Andersen.

Our Board of Directors has recommended that KPMG be appointed for the office of independent auditor at the annual general meeting of our shareholders to be held on June 14, 2002. Subject to KPMG's appointment by our shareholders, we intend to have KPMG, or such other independent auditor as may be appointed by our shareholders, review the financial statements for the quarterly period ended March 31, 2002 in accordance with Rule 10-01(d).

No independent auditor has reviewed the financial statements set forth below or opined that such statements present fairly, in all material aspects, the financial position, results of operations, cash flows and changes in shareholders' equity of IPC Holdings for the quarterly period ended March 31, 2002.

ITEM 1.  FINANCIAL STATEMENTS

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

 (Expressed in thousands of United States dollars, except for per share amounts)

--------------------------------------------------------------------------------

                                                                                            As of                  As of
                                                                                        March 31, 2002        December 31, 2001
                                                                                        --------------        -----------------
                                                                                         (unaudited)             (audited)
ASSETS:

Fixed maturity investments:
   Available for sale, at fair market value (amortized
     cost 2002: $1,015,586; 2001: $740,734)                                              $ 1,019,125            $   758,224
Equity investments, available for sale at fair market value
   (cost 2002: $216,615; 2001: $163,828)                                                     211,231                158,870
Cash and cash equivalents                                                                     27,639                315,207
Accrued investment income                                                                     20,250                 18,841
Reinsurance premiums receivable (Related party 2002:
   $19,668; 2001: $3,644)                                                                    110,427                 42,356
Deferred premiums ceded                                                                        2,465                  1,228
Loss reserves recoverable (Related party 2002: $56; 2001: $68)                                   560                    681
Deferred acquisition costs                                                                    13,444                  2,833
Prepaid expenses and other assets                                                              6,133                  3,476
                                                                                         -----------            -----------
    TOTAL ASSETS                                                                         $ 1,411,274            $ 1,301,716
                                                                                         ===========            ===========

LIABILITIES:

Reserve for losses and loss adjustment expenses                                          $   140,270            $   162,207
Unearned premiums                                                                            123,274                 24,440
Reinsurance premiums payable (Related party 2002: $323;
   2001: $197)                                                                                 3,230                  1,732
Deferred commissions                                                                             201                    218
Accounts payable and accrued liabilities (Related party
   2002: $337; 2001: $1,212)                                                                   9,486                  7,325
                                                                                         -----------            -----------
                                                                                             276,461                195,922
                                                                                         -----------            -----------

SHAREHOLDERS' INVESTMENT:

Share capital (Common shares outstanding, par value U.S.
  $0.01: 2002: 48,172,776; 2001: 48,172,776 shares)                                              482                    482
Additional paid-in capital                                                                   846,101                846,101
Retained earnings                                                                            290,075                246,568
Accumulated other comprehensive (loss) income                                                 (1,845)                12,643
                                                                                         -----------            -----------
                                                                                           1,134,813              1,105,794
                                                                                         ===========            ===========

  TOTAL SHAREHOLDERS' INVESTMENT AND LIABILITIES                                         $ 1,411,274            $ 1,301,716
                                                                                         ===========            ===========


              The accompanying notes are an integral part of these
                        consolidated financial statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

 (Expressed in thousands of United States dollars, except for per share amounts)

--------------------------------------------------------------------------------

                                                          Three months ended March 31,
                                                            2002               2001
                                                        ------------       ------------
REVENUES:

Gross premiums written                                  $    147,048       $     65,622
Premiums ceded                                                (3,040)              (917)
                                                        ------------       ------------
Net written premiums                                         144,008             64,705
Change in unearned premiums                                  (97,597)           (40,218)
                                                        ------------       ------------
Net premiums earned                                           46,411             24,487
Net investment income                                         11,882              8,061
Realized (loss) gain, net on investments                        (767)             3,864
Other income                                                   1,407                  0
                                                        ------------       ------------
                                                              58,933             36,412
                                                        ------------       ------------

EXPENSES:

Losses and loss adjustment expenses, net                       7,607              6,967
Acquisition costs, net                                         5,044              3,047
General and administrative expenses                            2,857              2,124
Exchange (gain) loss                                             (82)               369
                                                        ------------       ------------
                                                              15,426             12,507
                                                        ============       ============

NET INCOME                                              $     43,507       $     23,905
                                                        ============       ============


Basic net income per common share                       $       0.90       $       0.95
Diluted net income per common share                     $       0.90       $       0.91

Weighted average number of common shares - basic          48,172,776         25,060,623
Weighted average number of common shares - diluted        48,265,701         26,269,689


              The accompanying notes are an integral part of these
                        consolidated financial statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                (Expressed in thousands of United States dollars)

--------------------------------------------------------------------------------

                                                  Three Months ended March 31,
                                                    2002               2001
                                                  --------           --------
NET INCOME                                        $ 43,507           $ 23,905
                                                  --------           --------
OTHER COMPREHENSIVE (LOSS) INCOME:
  Holding (losses) gains, net on
  investments during period                        (15,255)             1,231
  Reclassification adjustment for losses
  (gains) included in net income                       767             (3,864)
                                                  --------           --------
                                                   (14,488)            (2,633)
                                                  --------           --------
COMPREHENSIVE INCOME                              $ 29,019           $ 21,272
                                                  ========           ========


              The accompanying notes are an integral part of these
                        consolidated financial statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                (Expressed in thousands of United States dollars)

--------------------------------------------------------------------------------

                                                                                      Three months ended March 31,
                                                                                      ----------------------------
                                                                                         2002               2001
                                                                                      ---------          ---------
                                                                                     (unaudited)         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                            $  43,507          $  23,905
Adjustments to reconcile net income to cash provided
    by operating activities:
    Amortization of investment premium, net                                               1,703               (123)
    Realized losses (gains), net on investments                                             767             (3,864)
    Changes in, net:
       Reinsurance premiums receivable                                                  (68,071)           (30,839)
       Deferred premiums ceded                                                           (1,237)                62
       Loss reserves recoverable                                                            121                225
       Accrued investment income                                                         (1,409)             3,588
       Deferred acquisition costs                                                       (10,611)            (4,238)
       Prepaid expenses and other assets                                                 (2,657)              (940)
       Reserve for losses and loss adjustment expenses                                  (21,937)               834
       Unearned premiums                                                                 98,834             40,156
       Reinsurance premiums payable                                                       1,498                551
       Deferred commissions                                                                 (17)                (6)
       Accounts payable and accrued liabilities                                           2,161                426
                                                                                      ---------          ---------
                                                                                         42,652             29,737
                                                                                      ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of fixed maturity investments                                                (414,493)          (179,206)
Proceeds from sale of fixed maturity investments                                        138,405            180,531
Proceeds from maturities of fixed maturity investments                                        0             11,000
Purchases of equity investments                                                         (54,359)           (38,562)
Proceeds from sale of equity investments                                                    227                430
                                                                                      ---------          ---------
                                                                                       (330,220)           (25,807)
                                                                                      ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Additional share capital                                                                      0                377
Cash dividends paid to shareholders                                                           0                  0
                                                                                      ---------          ---------
                                                                                              0                377
                                                                                      ---------          ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   (287,568)             4,307
CASH AND CASH EQUIVALENTS, beginning of period                                          315,207              9,409
                                                                                      ---------          ---------
CASH AND CASH EQUIVALENTS, end of period                                              $  27,639          $  13,716
                                                                                      =========          =========


              The accompanying notes are an integral part of these
                        consolidated financial statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Expressed in thousands of United States dollars, except for per share amounts)
                                   (unaudited)

--------------------------------------------------------------------------------

1.  GENERAL:

    The consolidated interim financial statements presented herein have been prepared on the basis of United States generally accepted accounting principles ("GAAP") and include the accounts of IPC Holdings, Ltd. (the "Company"), and its wholly owned subsidiaries, IPCRe Limited ("IPCRe") and IPCRe Underwriting Services Limited ("IPCUSL" and, together with the Company and IPCRe, "IPC") and IPCRe Europe Limited, which is a wholly-owned subsidiary of IPCRe. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three month periods ended March 31, 2002 and 2001, respectively, the balance sheet as of March 31, 2002 and the cash flows for the three month periods ended March 31, 2002 and 2001, respectively. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.  DIVIDENDS:

    No dividends have been declared or paid in 2002 to date.

3.  NET INCOME PER SHARE:

    The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", which requires dual presentation of basic and diluted earnings per share. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Stock options held by a shareholder of the Company were considered common stock equivalents and were included in the number of weighted average shares outstanding using the treasury stock method. Stock options granted to employees between February 15, 1996, and January 2, 2002 were also considered common stock equivalents for the purpose of calculating diluted net income per common share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    CRITICAL ACCOUNTING POLICIES

    The following is a summary of the accounting policies for the three main components of our balance sheet and statement of income: premiums, losses (claims) including reserves and investments/investment income.

    Premiums are recorded at the beginning of each policy, based upon information received from ceding companies and their brokers. For excess of loss contracts, the amount of premium is usually contractually documented at inception, and no management judgement is necessary in accounting for this. Premiums are earned on a pro rata basis over the policy period. For proportional treaties, the amount of premium is normally estimated at inception by the ceding company. We account for such premium using the initial estimates, and then adjust them once a sufficient period for actual premium reporting has elapsed, normally around three years. For the quarter ended March 31, 2002 the net amount of premium written resulting from estimate accruals was approximately 5% of total premiums written. The first quarter generally has the highest accrual because the proportional treaties renew on January 1st. We also accrue for reinstatement premiums on loss reserves. Such accruals are based upon actual contractual terms, and the only element of management judgement involved is with respect to the amount of loss reserves, as described below. The amount accrued at March 31, 2002 for reinstatement premiums on Reported But Not Enough losses ("RBNE") and Incurred But Not Reported ("IBNR") loss reserves was $2.4 million, the majority of which related to claims from the World Trade Center tragedy.

    Under U.S. generally accepted accounting principles, we are not permitted to establish loss reserves with respect to property catastrophe reinsurance until the occurrence of an event which may give rise to a claim. As a result, only loss reserves applicable to losses incurred up to the reporting date may be set aside, with no allowance for the provision of a contingency reserve to account for expected future losses. Claims arising from future catastrophic events can be expected to require the establishment of substantial reserves from time to time.

    Setting appropriate reserves for catastrophes is an inherently uncertain process. Loss reserves represent our estimates, at a given point in time, of ultimate settlement and administration costs of losses incurred (including IBNR losses). We regularly review and update these estimates, using the most current information available to us. Consequently, the ultimate liability for a catastrophic loss is likely to differ from the original estimate. Whenever we determine that any existing loss reserves are inadequate, we are required to increase the loss reserves with a corresponding reduction, which could be material, in our operating results in the period in which the deficiency is identified. The establishment of new reserves, or the adjustment of reserves for reported claims, could result in significant upward or downward changes to our financial condition or results of operations in any particular period.

    The reserve for losses and loss adjustment expenses is based upon reports, individual case estimates received from ceding companies, and management's estimates. Management's estimates are used mostly to estimate IBNR or RBNE loss amounts. For certain catastrophic events there is considerable uncertainty underlying the assumptions and associated estimated reserves for losses and loss adjustment expenses. Reserves are reviewed regularly and, as experience develops and additional information becomes known, the reserves are adjusted as necessary. Such adjustments, if necessary, are reflected in results of operations in the period in which they become known. To validate management's estimates, we have an independent firm of actuaries review our reserves semi-annually. At March 31, 2002 management's estimates for IBNR/RBNE represented approximately 19.4% of total loss reserves. The majority of the estimate related to additional reserves for claims from the attack on the World Trade Center.

    In accordance with our investment guidelines, our investments consist of certain equity securities and high-grade marketable fixed income securities. Investments are carried at market value as determined by the most recently traded price of each security at the balance sheet date. In accordance with SFAS 115, unrealized gains and losses are included as a separate component of shareholders' investment. Realized gains and losses on sales of investments are determined on a first-in, first-out basis. In addition, unrealized depreciation in the value of individual securities considered by management to be other than temporary is charged to income in the period it is determined. Investment income is recorded when earned and includes the amortization of premiums and discounts on investments.

    RESULTS OF OPERATIONS, QUARTERS ENDED MARCH 31, 2002 AND 2001

    The following is a discussion of the results of operations and financial position of IPC Holdings, Ltd. References to "we", "our" or "IPC" mean IPC Holdings together with its wholly-owned subsidiaries, IPCRe and IPCUSL. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes for the three months ended March 31, 2002.

    In the quarters ended March 31, 2002 and 2001, we wrote premiums of $147.0 million and $65.6 million, respectively, an increase of 124.1%. Written premiums in the quarter were higher primarily because we used our increased capacity resulting from the additional capital raised in December 2001, to write additional business for our existing clients, as well as new business. Premiums were also higher because of increases in premium rates, which were in the range of 15% to

    25% for loss-free contracts, and greater increases for loss-impacted contracts. The additional premium from existing clients resulting from additional business written and rate increases amounted to approximately $52.2 million. Premiums from new business amounted to $38.3 million. These increases were partly offset by business which was not renewed because of unsatisfactory terms and conditions, and by decreases in foreign currency exchange rates. These reductions totaled approximately $8.6 million. Reinstatement premiums were $1.0 million lower in the first quarter of 2002 when compared to the corresponding quarter in 2001. We retroceded premiums of $3.0 million in the first quarter of 2002, compared to $0.9 million ceded in the first quarter of 2001. This increase reflects the growth in premiums assumed, as well as a cession to a secondary aggregate excess of loss facility which was established in the quarter to cover a portfolio of specific reinsurance contracts. Net premiums earned in the three months ended March 31, 2002 were $46.4 million, compared to $24.5 million in the same period in 2001, an increase of 89.5%. Earned premiums were higher due to the increase in written premiums.

    Net investment income was $11.9 million in the quarter ended March 31, 2002, compared to $8.1 million for the quarter ended March 31, 2001. The overall yield of the fixed income portfolio was less for the quarter ended March 31, 2002, than for the corresponding quarter in 2001. In addition, the amount of equity investments in the portfolio represented a greater proportion of the total portfolio in the first quarter of 2002, than they did for the first quarter of 2001. These negative factors were more than offset by the increase in the average balance of invested assets in the first quarter of 2002, which was 102.7% higher than the first quarter of 2001.

    There was a net realized loss from the sale of investments in the quarter ended March 31, 2002 of $(0.8) million, compared to a net realized gain of $3.9 million in the first quarter of 2001. Generally, net realized gains and losses fluctuate from period to period, depending on the individual securities sold, as recommended by IPCRe's investment advisor. In addition, in March 2002, we wrote down the cost basis of equity investments in certain S& P 500 stocks, where the decline in value was considered other than temporary. In accordance with FAS 115, such a write-down is recognized as a realized loss in the income statement, even though there were no sales of the securities. The amount of the write-down was $1.3 million.

    In the three months ended March 31, 2002, we incurred losses of $7.6 million, compared to $7.0 million in the first quarter of 2001. Losses included approximately $4.0 million for various minor 2002 events, and some minor development from some 2001 events. Our loss and loss expense ratio (the ratio of losses and loss adjustment expenses to premiums earned) was 16.4% in the first quarter of 2002, compared to 28.5% in the first quarter of 2001.

    Acquisition costs incurred, which consist primarily of commissions and brokerage fees paid to intermediaries for the production of business, were $5.0 million for the quarter ended March 31, 2002, compared to $3.0 million in the corresponding period of 2001, an increase of 65.4%. Acquisition costs have increased primarily because of the increase in earned premiums. General and administrative expenses were $2.9 million in the quarter ended March 31, 2002, compared to the $2.1 million incurred in the first quarter of 2001. This increase is due primarily to an increase in administrative fees which are based on earned premiums. IPC's expense ratio (the ratio of acquisition costs plus general and administrative expenses to premiums earned) was 17.0% for the quarter ended March 31, 2002 compared to 21.1% for the quarter ended March 31, 2001.

    The following table summarizes the loss and loss expense ratio, expense ratio and combined ratio (sum of loss and loss expense ratio, plus expense ratio) for the quarters ended March 31, 2002 and 2001, respectively:

                                                     Quarter ended March 31,
                                                  ----------------------------
                                                  2002                   2001
                                                  -----                  -----
    Loss & loss expense ratio                     16.4%                  28.5%
    Expense ratio                                 17.0%                  21.1%
    Combined ratio                                33.4%                  49.6%

    Our net income for the quarter ended March 31, 2002 was $43.5 million, compared to $23.9 million for the first quarter of 2001, an increase of 82.0%. Excluding the effects of net realized gains and losses arising from the sale of investments, our net operating income for the quarter ended March 31, 2002 was $44.3 million, compared to $20.0 million for the first quarter of 2001, an increase of 120.9%. This increase is primarily the result of the significant increase in premiums, as discussed above.

    LIQUIDITY AND CAPITAL RESOURCES

    IPC Holdings is a holding company that conducts no reinsurance operations of its own. Its cash flows are limited to distributions from IPCRe and IPCUSL by way of loans or dividends. The dividends that IPCRe may pay are limited under Bermuda legislation and IPCRe's revolving credit facility. The Bermuda Insurance Act of 1978, and subsequent amendments thereto, require IPCRe to maintain a minimum solvency margin and a minimum liquidity ratio. The maximum dividend payable by IPCRe in accordance with Bermuda regulations as of January 1, 2002 was approximately $276 million. IPCRe could not have paid any dividends in the first quarter under the credit facility, without a waiver from certain covenants.

    IPCRe's sources of funds consist of premiums written, investment income, paid losses recovered from retrocedants and proceeds from sales and redemptions of investments. Cash is used primarily to pay losses and loss adjustment expenses, premiums retroceded, brokerage commissions, excise taxes, general and administrative expenses and dividends. The potential for a large catastrophe means that unpredictable and substantial payments may need to be made within relatively short periods of time, and therefore our cash flows fluctuate significantly from period to period.

    Net cash flows from operating activities in the three months ended March 31, 2002 were $42.7 million compared to $29.7 million in the corresponding period in 2001. The increase is primarily the result of the significant increase in premium volume, offset in part by an increase in net claims paid during the period, which were $29.1 million in the three months ended March 31, 2002, compared to $4.5 million in the first quarter of 2001. A significant proportion of the claims paid in 2002 relate to Cat. #48 (the attack on the World Trade Center). We expect to continue to pay significant amounts in respect of that event during the next six to nine months.

    Net cash outflows from investing activities in the three months ended March 31, 2002 were $(330.2) million. Cash and cash equivalents decreased by $(287.6) million in the three months ended March 31, 2002, resulting in a balance of $27.6 million at March 31, 2002. The decrease is due to the fact that at December 31, 2001, a significant proportion of the proceeds of our capital raising in December had been invested in commercial paper, time deposits and other short term instruments with maturities of less than ninety days, which we classify as cash equivalents. During the first quarter of 2002, our investment managers reinvested these funds in longer dated fixed income securities and equities. At March 31, 2002, 39.9% of IPC's fixed maturity portfolio (based on market value) was held in cash, United States Treasury notes and in securities rated AAA, and 45.9% was held in securities rated AA. The average modified duration of IPC's fixed maturity portfolio was 2.72 years. We believe that IPCRe's $150 million revolving credit facility which expires in June 2003, and the relatively short duration and high quality of IPC's investment portfolio, will provide sufficient liquidity to meet IPC's cash demands.

    IPCRe is not a licensed insurer in the United States and therefore, under the terms of most of its contracts with U.S.-based companies, must provide security to reinsureds to cover unpaid liabilities in a form acceptable to state insurance commissioners. Typically, this type of security takes the form of a letter of credit issued by an acceptable bank, the establishment of a trust, or a cash advance. Currently IPCRe obtains letters of credit through one commercial bank pursuant to a $100.0 million facility. In turn, IPCRe provides the bank security by giving the bank a lien over certain of IPCRe's investments in an amount not to exceed the aggregate letters of credit outstanding to a maximum of $118.0 million. At March 31, 2002, there were outstanding letters of credit of $97.0 million. If we were unable to obtain the necessary credit, IPCRe could be limited in its ability to write business for our clients in the United States.

    Our investment portfolio does not currently include options, warrants, swaps, collars or similar derivative instruments. Our investment policy guidelines provide that financial futures and options and foreign exchange contracts may not be used in a speculative manner, but may be used, subject to certain numerical limits, only as part of a defensive strategy to protect the market value of the portfolio. Also, our portfolio does not contain any investments in real estate or mortgage loans. Neither the Company nor any of its subsidiaries has any other forms of off-balance sheet arrangements, or cash obligations or commitments.

    Neither the Company, IPCRe nor IPCUSL have any material commitments for capital expenditures.

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

    Our investment managers performed a VaR analysis to estimate the maximum potential loss of fair value for each segment of market risk for our investment portfolio, as of March 31, 2002 and December 31, 2001. The analysis calculated the VaR with respect to the net fair value of our financial instrument assets, which includes cash and cash equivalents, certain equity and high grade fixed maturity securities, as of March 31, 2002 using historical simulation methodology. As of March 31, 2002 the VaR of IPCRe's investment portfolio was approximately $18.7 million, which represents a 95th percentile value change over a one-month time horizon. This result was obtained through historical simulation using approximately 750 days (3 years) of historical interest rate, foreign exchange rate and equity market data.

    The following table presents the VaR of each component of market risk of IPCRe's investment portfolio as of March 31, 2002 and December 31, 2001, respectively, and the average for the three months ended March 31, 2002 calculated using the beginning and ending points (expressed in thousands of U.S. dollars):

        MARKET RISK

                                                               Average for three
                                 March 31,      December 31,     months ended
                                 ---------      -----------    -----------------
                                   2002            2001          March 31, 2002
                                 ---------      -----------    -----------------
Currency                         $  1,351         $  1,101         $  1,226
Interest Rate                      11,404            7,296            9,350
Equity                             18,625           13,222           15,923
--------------------------------------------------------------------------------
Sum of Risk                        31,380           21,619           26,499
Diversification Benefit           (12,666)          (8,305)         (10,485)
--------------------------------------------------------------------------------
TOTAL NET RISK                   $ 18,714         $ 13,314         $ 16,014
--------------------------------------------------------------------------------

    The primary reasons for the increase in VaR from December 31, 2001 to March 31, 2002 are the additional investment in equities, which took place at the beginning of January, 2002, growth in our bond holdings and a slight increase in the duration of the fixed maturity portfolio.

    IPCRe's premiums receivable and liabilities for losses from reinsurance contracts it has written, are also exposed to the risk of changes in value resulting from adverse fluctuations in foreign currency exchange rates. To an extent, the impact on loss reserves of a movement in an exchange rate, will be partly offset by the impact on assets (receivables and cash/investments) denominated in the same currency, or vice versa. As of March 31, 2002 an estimated 30% ($33 million) of reinsurance premiums receivable, and an estimated $24 million of loss reserves, were denominated in non-U.S. currencies. In addition, we held U.S.$3.3 million of Australian dollar cash deposits which are to be used to settle hailstorm claims from 1999. Accordingly, we do not believe that the impact of exchange rate movements in respect of receivables or loss reserves on our overall VaR as of March 31, 2002 to be material.

    TRANSACTIONS WITH NON-INDEPENDENT PARTIES

    The following is a summary of amounts in respect of significant related party transactions during the quarter ended March 31, 2002:

    Administrative services fees               $ 1,214
    Investment management services fees            540
    Investment custodian services fees              96

    Underwriting services fee income           $ 1,407

    Premiums written                           $28,584
    Premiums ceded                                 305

    In addition, IPCRe assumes premiums through brokers related to shareholders of the Company. Generally, such premiums represent less than 5% of total premiums assumed. Brokerage fees incurred on such premiums are generally 10% of the premium.

    For a discussion of certain of our contractual relationships with non-independent parties, please see "Certain Relationships and Related Transactions" in our definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 26, 2002 and incorporated by reference into our Form 10-K for the year ended December 31, 2001.

    All transactions with related parties are conducted at arm's length, with normal terms and conditions applicable. To our knowledge, neither the Company nor any of its subsidiaries have entered into any other significant transactions with non-independent parties.

    NOTE ON FORWARD-LOOKING STATEMENTS

    This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements are statements other than historical information or statements of current condition, including expectations regarding losses resulting from the terrorist attacks and their impact on future periods. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends", or "expects". These forward-looking statements include but are not limited to the effect of losses from the September 11 terrorist attacks and the payment thereof on our results of operations. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this report should not be considered as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Numerous factors could cause the Company's actual results to differ materially from those in the forward-looking statements, or those achieved in the past, including: greater than expected severity or frequency of catastrophic events, reductions in pricing, or a decrease in demand for property catastrophe reinsurance, further development of losses from the attack on the World Trade Center, or changes in exchange rates and greater than expected currency exposure.

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

         3.2   +      Amended and Restated Bye-laws of the Company

         3.3          Form of Memorandum of Increase of Share Capital

        11.1   *      Reconciliation of basic and diluted net income per common
                      share ("EPS").

*  Filed herewith
+ Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-3 (No. 333-73828).

                      (b) Reports on Form 8-K

                      NONE

                               IPC HOLDINGS, LTD.

                                   SIGNATURES



    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                           IPC HOLDINGS, LTD.
                                              (REGISTRANT)




DATE  MAY 1ST, 2002                        /s/ James P. Bryce
      -------------           -------------------------------------------------
                                             JAMES P. BRYCE
                              PRESIDENT AND CHIEF EXECUTIVE OFFICER




DATE  MAY 1ST, 2002                        /s/ John R. Weale
      -------------           -------------------------------------------------
                                             JOHN R. WEALE
                              SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX


    Unless otherwise indicated, exhibits are incorporated by reference to the corresponding numbered exhibits to the Company's Registration Statement on Form S-1 (Registration No. 333-00088).

       EXHIBIT
       NUMBER         DESCRIPTION
         3.1          Memorandum of Association of the Company

         3.2   +      Amended and Restated Bye-laws of the Company

         3.3          Form of Memorandum of Increase of Share Capital

        11.1   *      Reconciliation of basic and diluted net income per common
                      share ("EPS")

*  Filed herewith
+ Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-3 (No. 333-73828).