Form 10-Q
period 2002-06-30
IPC HOLDINGS LTD
filed 2002-08-13
CIK 909815

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2002

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ..................... TO ........................

              COMMISSION FILE NUMBER:               0-27662
                                                    -------

                               IPC HOLDINGS, LTD.
             (Exact name of registrant as specified in its charter)

            BERMUDA                                        NOT APPLICABLE
            -------                                        --------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

   AMERICAN INTERNATIONAL BUILDING, 29 RICHMOND ROAD, PEMBROKE, HM 08, BERMUDA
   ---------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (441) 298-5100
                                 --------------
                         (Registrant's telephone number,
                              including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..X.. No .....


The number of outstanding common shares par value U.S. $0.01 per share of IPC Holdings, Ltd., as of August 12, 2002, was 48,172,776.








                        EXHIBIT INDEX LOCATED ON PAGE 16

================================================================================

                          PART I. FINANCIAL INFORMATION

On June 14, 2002 our shareholders appointed KPMG as the Company's independent auditors. KPMG have subsequently reviewed our financial statements for the quarterly period ended March 31, 2002. There were no material changes to the statements for that period as a result of that review. Changes were made to the Transactions with Non-independent Parties disclosure, as filed in our Form 10-Q/A on August 13, 2002.

ITEM 1.  FINANCIAL STATEMENTS

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

 (Expressed in thousands of United States dollars, except for per share amounts)

--------------------------------------------------------------------------------

                                                                        As of                     As of
                                                                    June 30, 2002           December 31, 2001
                                                                    -------------           -----------------
                                                                     (unaudited)
ASSETS:

Fixed maturity investments:
   Available for sale, at fair market value (amortized
     cost 2002: $1,037,600; 2001: $740,734)                           $ 1,061,611                  $ 758,224
Equity investments, available for sale at fair market value
   (cost 2002: $219,396; 2001: $163,828)                                  193,905                    158,870
Cash and cash equivalents                                                  29,206                    315,207
Accrued investment income                                                  19,937                     18,841
Reinsurance premiums receivable (Related party 2002:
   $17,796; 2001: $3,644)                                                 125,110                     42,356
Deferred premiums ceded                                                     2,972                      1,228
Loss reserves recoverable (Related party 2002: $56; 2001:
   $68)                                                                       563                        681
Deferred acquisition costs                                                 13,641                      2,833
Prepaid expenses and other assets                                           6,436                      3,476
                                                                      -----------                -----------
    TOTAL ASSETS                                                      $ 1,453,381                $ 1,301,716
                                                                      ===========                ===========

LIABILITIES:

Reserve for losses and loss adjustment expenses                         $ 129,848                  $ 162,207
Unearned premiums                                                         125,384                     24,440
Reinsurance premiums payable (Related party 2002: $440;
   2001: $197)                                                              3,504                      1,732
Deferred commissions                                                          452                        218
Accounts payable and accrued liabilities (Related party
   2002: $3,972; 2001: $1,212)                                             10,284                      7,325
                                                                      -----------                -----------
                                                                          269,472                    195,922
                                                                      -----------                -----------

SHAREHOLDERS' EQUITY:

Share capital (Common shares outstanding, par value U.S.

  $0.01: 2002: 48,172,776; 2001: 48,172,776 shares)                           482                        482
Additional paid-in capital                                                846,186                    846,101
Retained earnings                                                         338,721                    246,568
                                                                      -----------                -----------
Accumulated other comprehensive (loss) income                              (1,480)                    12,643
                                                                        1,183,909                  1,105,794
                                                                      -----------                -----------
                                                                      -----------                -----------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 1,453,381                $ 1,301,716
                                                                      ===========                ===========


              The accompanying notes are an integral part of these
                        consolidated financial statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

 (Expressed in thousands of United States dollars, except for per share amounts)


                                                              Quarter ended June 30,                   Six months ended June 30,
                                                              ----------------------                   -------------------------
                                                            2002                  2001                2002                 2001
                                                            ----                  ----                ----                 ----
                                                         (unaudited)          (unaudited)          (unaudited)          (unaudited)
REVENUES:

Gross premiums written                                   $   60,110           $   26,965           $  207,158           $   92,587
Premiums ceded                                               (2,029)              (2,487)              (5,069)              (3,404)
                                                         ----------           ----------           ----------           ----------
Net premiums written                                         58,081               24,478              202,089               89,183
Change in unearned premium reserve, net                      (1,603)                 367              (99,200)             (39,851)
                                                         ----------           ----------           ----------           ----------
Net premiums earned                                          56,478               24,845              102,889               49,332
Net investment income                                        13,075                7,574               24,957               15,635
Realized (losses) gains, net on investments                  (6,658)                 587               (7,425)               4,451
Other income                                                    854                    0                2,261                    0
                                                         ----------           ----------           ----------           ----------
                                                             63,749               33,006              122,682               69,418
                                                         ----------           ----------           ----------           ----------

EXPENSES:

Losses and loss adjustment expenses, net                      7,765                7,212               15,372               14,179
Acquisition costs, net                                        6,421                2,706               11,465                5,753
General and administrative expenses                           3,555                2,225                6,412                4,349
Exchange (gain) loss, net                                    (2,638)                  28               (2,720)                 397
                                                         ----------           ----------           ----------           ----------
                                                             15,103               12,171               30,529               24,678
                                                         ----------           ----------           ----------           ----------

                                                         ----------           ----------           ----------           ----------
NET INCOME                                               $   48,646           $   20,835           $   92,153           $   44,740
                                                         ==========           ==========           ==========           ==========


Basic net income per common share                        $     1.01           $     0.83           $     1.91           $     1.79
Diluted net income per common share                      $     1.01           $     0.79           $     1.91           $     1.70

Weighted average number of common shares - basic          48,172,776           25,063,072           48,172,776           25,061,854
Weighted average number of common shares - diluted        48,272,420           26,330,576           48,269,061           26,300,139


              The accompanying notes are an integral part of these
                       consolidated financial statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                (Expressed in thousands of United States dollars)
--------------------------------------------------------------------------------

                                                   Quarter ended June 30,          Six months ended June 30,
                                                   ----------------------          -------------------------
                                                    2002            2001             2002             2001
                                                    ----            ----             ----             ----
                                                 (unaudited)     (unaudited)      (unaudited)      (unaudited)
NET INCOME                                        $ 48,646         $ 20,835         $ 92,153         $ 44,740
OTHER COMPREHENSIVE (LOSS) INCOME:
    Holding (losses) gains, net on
      investments during period                     (7,023)             853          (21,548)           2,084
    Reclassification adjustment for losses
      (gains) included in net income                 6,658             (587)           7,425           (4,451)
                                                  --------         --------         --------         --------
                                                      (365)             266          (14,123)          (2,367)
                                                  --------         --------         --------         --------
COMPREHENSIVE INCOME                              $ 48,281         $ 21,101         $ 78,030         $ 42,373
                                                  ========         ========         ========         ========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Expressed in thousands of United States dollars)
--------------------------------------------------------------------------------

                                                               Six months ended June 30,
                                                               -------------------------
                                                                2002               2001
                                                                ----               ----
                                                             (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                    $  92,153         $  44,740
Adjustments to reconcile net income to cash provided
    by operating activities:
    Amortization of investment premium, net                       3,599                (8)
    Realized losses (gains), net on investments                   7,425            (4,451)
    Changes in, net:
       Reinsurance premiums receivable                          (82,754)          (34,373)
       Deferred premiums ceded                                   (1,744)           (1,551)
       Loss reserves recoverable                                    118               233
       Accrued investment income                                 (1,096)            3,715
       Deferred acquisition costs                               (10,808)           (4,352)
       Prepaid expenses and other assets                         (2,960)             (823)
       Reserve for losses and loss adjustment expenses          (32,359)           (1,637)
       Unearned premiums                                        100,944            41,403
       Reinsurance premiums payable                               1,772             2,036
       Deferred commissions                                         234               277
       Accounts payable and accrued liabilities                   2,959               796
                                                              ---------         ---------
                                                                 77,483            46,005
                                                              ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of fixed maturity investments                        (626,232)         (290,379)
Proceeds from sale of fixed maturity investments                318,023           275,411
Proceeds from maturities of fixed maturity investments            9,000            11,000
Purchases of equity investments                                 (64,793)          (39,283)
Proceeds from sale of equity investments                            518             1,011
                                                              ---------         ---------
                                                               (363,484)          (42,240)
                                                              ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Additional share capital                                              0               377
                                                              ---------         ---------
                                                                      0               377
                                                              ---------         ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS           (286,001)            4,142
CASH AND CASH EQUIVALENTS, beginning of period                  315,207             9,409
                                                              ---------         ---------
CASH AND CASH EQUIVALENTS, end of period                      $  29,206         $  13,551
                                                              =========         =========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Expressed in thousands of United States dollars, except for per share amounts)
                                   (unaudited)
--------------------------------------------------------------------------------

1.  GENERAL:

    The consolidated interim financial statements presented herein have been prepared on the basis of accounting principles generally accepted in the United States of America and include the accounts of IPC Holdings, Ltd. (the "Company"), and its wholly owned subsidiaries, IPCRe Limited ("IPCRe") and IPCRe Underwriting Services Limited ("IPCUSL" and, together with the Company and IPCRe, "IPC") and IPCRe Europe Limited, which is a wholly-owned subsidiary of IPCRe. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the six month periods ended June 30, 2002 and 2001, respectively, the balance sheet as of June 30, 2002 and the cash flows for the six month periods ended June 30, 2002 and 2001, respectively. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

      Premiums are recorded at the beginning of each policy, based upon information received from ceding companies and their brokers. For excess of loss contracts, the amount of premium is usually contractually documented at inception, and no management judgement is necessary in accounting for this. Premiums are earned on a pro rata basis over the policy period. For proportional treaties, the amount of premium is normally estimated at inception by the ceding company. We account for such premium using the initial estimates, and then adjust them once a sufficient period for actual premium reporting has elapsed, normally around three years. For the six months ended June 30, 2002 the net amount of premium written resulting from estimate accruals was approximately 4% of total premiums written. We also accrue for reinstatement premiums on loss reserves. Such accruals are based upon actual contractual terms, and the only element of management judgement involved is with respect to the amount of loss reserves, as described below. The amount accrued at June 30, 2002 for reinstatement premiums on Reported But Not Enough losses ("RBNE") and Incurred But Not Reported ("IBNR") loss reserves was $2.6 million, the majority of which related to claims from the World Trade Center tragedy.

      Under accounting principles generally accepted in the United States Of America , we are not permitted to establish loss reserves with respect to property catastrophe reinsurance until the occurrence of an event which may give rise to a claim. As a result, only loss reserves applicable to losses incurred up to the reporting date may be set aside, with no allowance for the provision of a contingency reserve to account for expected future losses. Claims arising from future catastrophic events can be expected to require the establishment of substantial reserves from time to time.

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

      The reserve for losses and loss adjustment expenses is based upon reports, individual case estimates received from ceding companies, and management's estimates. Management's estimates are used mostly to estimate IBNR or RBNE loss amounts. For certain catastrophic events there is considerable uncertainty underlying the assumptions and associated estimated reserves for losses and loss adjustment expenses. Reserves are reviewed regularly and, as experience develops and additional information becomes known, the reserves are adjusted as necessary. Such adjustments, if necessary, are reflected in results of operations in the period in which they become known. In addition, we have an independent firm of actuaries review our reserves semi-annually. At June 30, 2002 management's estimates for IBNR/RBNE represented approximately 24.3% of total loss reserves. The largest component of the estimate related to additional reserves for claims from the attack on the World Trade Center.

      In accordance with our investment guidelines, our investments consist of certain equity securities and high-grade marketable fixed income securities. Investments are carried at market value as determined by the most recently traded price of each security at the balance sheet date. In accordance with SFAS 115, unrealized gains and losses are included as a separate component of shareholders' investment. Realized gains and losses on sales of investments are determined on a first-in, first-out basis. In addition, unrealized depreciation in the value of individual securities considered by management to be other than temporary is charged to income in the period it is determined. Our determination of whether or not the decline in the value of securities is temporary is based upon the extent of decline, the length of time such decline has existed, and other quantitative and qualitative issues. Investment income is recorded when earned and includes the amortization of premiums and discounts on investments.

      RESULTS OF OPERATIONS, QUARTERS ENDED JUNE 30, 2002 AND 2001

      The following is a discussion of the results of operations and financial position of IPC Holdings, Ltd. References to "we", "our" or "IPC" mean IPC Holdings together with its wholly-owned subsidiaries, IPCRe and IPCUSL. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes for the six months ended June 30, 2002.

      In the quarters ended June 30, 2002 and 2001, we wrote premiums of $60.1 million and $27.0 million, respectively, an increase of 122.9%. Written premiums in the quarter were higher primarily because we used our increased capacity resulting from the additional capital that we raised in December 2001 to write additional business for our existing clients, as well as new business. Premiums were also higher because of increases in premium rates, which were generally in the range of 10% to 15% for loss-free contracts, and greater increases for loss-impacted contracts. The additional premium from existing clients resulting from additional business written and rate increases amounted to approximately $20.1 million. Premiums from new business amounted to $13.5 million. These increases were partly offset by business which was not renewed because of unsatisfactory terms and conditions, which totaled approximately $2.2 million. Reinstatement premiums were $0.6 million lower in the second quarter of 2002 when compared to the corresponding quarter in 2001. We retroceded premiums of $2.0 million in the second quarter of 2002, compared to $2.5 million ceded in the second quarter of 2001. Net premiums earned in the three months ended June 30, 2002 were $56.5 million, compared to $24.8 million in the same period in 2001, an increase of 127.3%. Earned premiums were higher due to the increase in written premiums.

      Net investment income was $13.1 million in the quarter ended June 30, 2002, compared to $7.6 million for the quarter ended June 30, 2001. The overall yield of the fixed income portfolio was less for the quarter ended June 30, 2002, than for the corresponding quarter in 2001. In addition, the amount of equity investments in the portfolio represented a greater proportion of the total portfolio in the second quarter of 2002, than they did for the corresponding period of 2001. These negative factors were more than offset by the increase in the average balance of invested assets in the second quarter of 2002, which was 99.1% higher than the second quarter of 2001.

      There was a net realized loss from investments in the quarter ended June 30, 2002 of $(6.7) million, compared to a net realized gain of $0.6 million in the second quarter of 2001. Generally, net realized gains and losses fluctuate from period to period, depending on the individual securities sold, as recommended by IPCRe's investment advisor. In addition, in June 2002, we wrote down the cost basis of equity investments in certain S & P 500 stocks, where the decline in value was considered other than temporary. In accordance with FAS 115, such a write-down is recognized as a realized loss in the income statement, even though there were no sales of the securities. The amount of the write-down was $(7.1) million.

      In the three months ended June 30, 2002, we incurred losses of $7.8 million, compared to $7.2 million in the second quarter of 2001. Losses included approximately $6.0 million for various 2002 events, including Cats.# 58-65, which were various hail storms & tornados which struck s parts of the United States, and minor development from some 2001 events. The largest of the 2002 losses was $2.0 million arising from Cat.#61. Our loss and loss expense ratio (the ratio of losses and loss adjustment expenses to premiums earned) was 13.7% in the second quarter of 2002, compared to 29.0% in the second quarter of 2001.

      Acquisition costs incurred, which consist primarily of commissions and brokerage fees paid to intermediaries for the production of business, were $6.4 million for the quarter ended June 30, 2002, compared to $2.7 million in the corresponding period of 2001, an increase of 137.3%. Acquisition costs have increased primarily because of the increase in earned premiums. General and administrative expenses were $3.5 million in the quarter ended June 30, 2002, compared to the $2.2 million incurred in the second quarter of 2001. This increase is due primarily to an increase in administrative fees which are based on earned premiums, as well as some minor increases in certain operating expenses, including salaries and benefits and bank charges. IPC's expense ratio (the ratio of acquisition costs plus general and administrative expenses to premiums earned) was 17.7% for the quarter ended June 30, 2002 compared to 19.9% for the quarter ended June 30, 2001.

      The following table summarizes the loss and loss expense ratio, expense ratio and combined ratio (sum of loss and loss expense ratio, plus expense ratio) for the quarters ended June 30, 2002 and 2001, respectively:

                                                                         Quarter ended June 30,
                                                                         ----------------------
                                                                       2002                   2001
                                                                       ----                   ----
      Loss & loss expense ratio                                       13.7%                  29.0%
      Expense ratio                                                   17.7%                  19.9%
      Combined ratio                                                  31.4%                  48.9%

      Our net income for the quarter ended June 30, 2002 was $48.6 million, compared to $20.8 million for the second quarter of 2001, an increase of 133.5%. Excluding the effects of net realized gains and losses from investments, our net operating income for the quarter ended June 30, 2002 was $55.3 million, compared to $20.2 million for the second quarter of 2001, an increase of 173.1%. This increase is primarily the result of the significant increase in premiums, and the reduction in loss ratio, as discussed above.

      RESULTS OF OPERATIONS, SIX MONTHS ENDED JUNE 30, 2002 AND 2001

      In the six months ended June 30, 2002 and 2001, we wrote premiums of $207.2 million and $92.6 million, respectively, an increase of 123.7%. Written premiums in the six months were higher due to the utilization of our increased capacity resulting from the additional capital raised in December 2001. We wrote an additional $72.3 million for our existing clients, and $51.7 million for new clients. The increase also includes the impact of increases in premium rates, which were generally in the range of 10% to 20% for loss-free contracts, and greater increases for loss-impacted contracts. These increases were partly offset by business which was not renewed because of unsatisfactory terms and conditions, and by decreases in foreign currency exchange rates. These reductions totaled approximately $10.4 million. We ceded premiums of $5.1 million to IPCRe's proportional reinsurance facilities in the first six months of 2002, compared to $3.4 million ceded in the first six months of 2001. Net premiums earned in the six months ended June 30, 2002 were $102.9 million, compared to $49.3 million in the same period in 2001, an increase of 108.6%. Earned premiums were higher due to the significant increase in written premiums.

      Net investment income was $25.0 million in the six months ended June 30, 2002, compared to $15.6 million for the six months ended June 30, 2001, an increase of 59.6%. This increase is a result of the 102.1% increase in the average amount of invested assets, offset by the effect of the reduction in the average yield generated by the portfolio.

      There was a net realized loss from investments in the six months ended June 30, 2002 of $(7.4) million, compared to a net gain of $4.5 million in the first six months of 2001. Net realized gains and losses fluctuate from period to period, depending on the individual securities sold, as recommended by IPCRe's investment advisor. In addition, in March and June of this year, we wrote down the cost basis of equity investments in certain S & P 500 stocks, where the decline in value was considered other than temporary. In accordance with FAS 115, such a write-down is recognized as a realized loss in the income statement, even though there were no sales of the securities. The amount of the write-down was $(8.4) million, for the six months ended June 30, 2002.

      In the six months ended June 30, 2002, we incurred losses of $15.4 million, compared to $14.2 million in the first six months of 2001. Incurred losses in the first six months included reserves on various minor catastrophic events which took place during the six months, including North American hail storms and tornadoes, and some minor development of losses from 2001. In the first six months of 2001, incurred losses were primarily the reserves on certain events which took place during the six months, including North American winter storms, storms in Northeast Australia, Tropical Storm Allison and the hail storms which struck St. Louis and other parts of the mid-West. Our loss and loss expense ratio was 14.9% in the first six months of 2002, compared to 28.7% in the first six months of 2001.

      Acquisition costs incurred, which consist primarily of commissions and brokerage fees paid to intermediaries for the production of business, were $11.5 million for the six months ended June 30, 2002, compared to $5.8 million in the same period of 2001, an increase of 99.3%. This increase is due to the increase in earned premiums. General and administrative expenses were $6.4 million in the six months ended June 30, 2002, compared to the $4.3 million incurred in the corresponding period in 2001. This increase is due primarily to the increase in administrative fees which are based on earned premiums, and some minor increases in certain operating expenses, including salaries and benefits. IPC's expense ratio was 17.4% for the six months ended June 30, 2002 compared to 20.5% for the corresponding period in 2001.

      The following table summarizes the loss and loss expense ratio, expense ratio and combined ratio for the six months ended June 30, 2002 and 2001, respectively:

                                                   Six months ended June 30,
                                                   -------------------------
                                                  2002                   2001
                                                  ----                   ----
      Loss & loss expense ratio                  14.9%                  28.7%
      Expense ratio                              17.4%                  20.5%
      Combined ratio                             32.3%                  49.2%

      Our net income for the six months ended June 30, 2002 was $92.2 million, compared to $44.7 million for the corresponding period in 2001, an increase of 106.0%. Excluding the effects of net realized gains and losses arising from investments, net operating income for the first six months of 2002 was $99.6 million, compared to $40.3 million for the first six months of 2001, an increase of 147.1%. This increase is primarily the result of higher premiums and lower loss ratio, as discussed above.

      LIQUIDITY AND CAPITAL RESOURCES

      IPC Holdings is a holding company that conducts no reinsurance operations of its own. Its cash flows are limited to distributions from IPCRe and IPCUSL by way of loans or dividends. The dividends that IPCRe may pay are limited under Bermuda legislation and IPCRe's revolving credit facility. The Bermuda Insurance Act of 1978, and subsequent amendments thereto, require IPCRe to maintain a minimum solvency margin and a minimum liquidity ratio. The maximum dividend payable by IPCRe in accordance with Bermuda regulations as of January 1, 2002 was approximately $276 million. The maximum amount IPCRe could have paid in the second quarter under the terms of the credit facility was $15.5 million.

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

      Net cash flows from operating activities in the six months ended June 30, 2002 were $77.5 million compared to $46.0 million in the corresponding period in 2001. The increase is primarily the result of the significant increase in premium volume, offset in part by an increase in claims paid during the period, which were $49.1 million in the six months ended June 30, 2002, compared to $14.1 million in the second quarter of 2001. A significant proportion of the claims paid in 2002 relate to Cat. #48 (the attack on the World Trade Center). We expect to continue to pay significant amounts in respect of that event during the next six to nine months.

      Net cash outflows from investing activities in the six months ended June 30, 2002 were $(363.5) million. Cash and cash equivalents decreased by $(286.0) million in the six months ended June 30, 2002, resulting in a balance of $29.2 million at June 30, 2002. The decrease is due to the fact that at December 31, 2001, a significant proportion of the proceeds of our capital raising in December had been invested in commercial paper, time deposits and other short term instruments with maturities of less than ninety days, which we classify as cash equivalents. During the first quarter of 2002, our investment managers reinvested these funds in longer dated fixed income securities and equities. At June 30, 2002, 34.5% of IPC's fixed maturity portfolio (based on market value) was held in cash, United States Government/Agency issues and in securities rated AAA, and 43.9% was held in securities rated AA. The average modified duration of IPC's fixed maturity portfolio was 2.4 years. We believe that IPCRe's $150 million revolving credit facility which expires in June 2003, and the relatively short duration and high quality of IPC's investment portfolio, will provide sufficient liquidity to meet IPC's cash demands.

      IPCRe is not a licensed insurer in the United States and therefore, under the terms of most of its contracts with U.S.-based companies, must provide security to reinsureds to cover unpaid liabilities in a form acceptable to state insurance commissioners. Typically, this type of security takes the form of a letter of credit issued by an acceptable bank, the establishment of a trust, or a cash advance. Currently IPCRe obtains letters of credit through one commercial bank pursuant to a $100.0 million facility. In turn, IPCRe provides the bank security by giving the bank a lien over certain of IPCRe's investments in an amount not to exceed the aggregate letters of credit outstanding to a maximum of $118.0 million. At June 30, 2002, there were outstanding letters of credit of $89.2 million. If we were unable to obtain the necessary credit, IPCRe could be limited in its ability to write business for our clients in the United States.

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

      Our investment managers performed a VaR analysis to estimate the maximum potential loss of fair value for each segment of market risk for our investment portfolio, as of June 30, 2002, March 31, 2002 and December 31, 2001. The analysis calculated the VaR with respect to the net fair value of our financial instrument assets, which includes cash and cash equivalents, certain equity and high grade fixed maturity securities, as of June 30, 2002 using historical simulation methodology. As of June 30, 2002 the VaR of IPCRe's investment portfolio was approximately $16.3 million, which represents a 95th percentile value change over a one-month time horizon. This result was obtained through historical simulation using approximately 750 days (3 years) of historical interest rate, foreign exchange rate and equity market data.

      The following table presents the VaR of each component of market risk of IPCRe's investment portfolio as of June 30, 2002, March 31, 2002, and December 31, 2001, respectively, and the average for the six months ended June 30, 2002, calculated using the beginning, ending and quarterly points (expressed in thousands of U.S. dollars):

           MARKET RISK                       At              At                At        Average for six
                                          June 30,        March 31,       December 31,     months ended
                                            2002             2002             2001        June 30, 2002
                                            ----             ----             ----        -------------
           Currency                       $  1,283         $  1,351         $  1,101         $  1,245
           Interest Rate                     9,554           11,404            7,296            9,418
           Equity                           17,029           18,625           13,222           16,292
                                          --------         --------         --------         --------
           Sum of Risk                      27,866           31,380           21,619           26,955
           Diversification Benefit         (11,576)         (12,666)          (8,305)         (10,849)
                                          --------         --------         --------         --------
           TOTAL NET RISK                 $ 16,290         $ 18,714         $ 13,314         $ 16,106
                                          --------         --------         --------         --------

      The primary reasons for the increase in VaR from $13.3 million at December 31, 2001 to $16.3 million at June 30, 2002 are the additional investment in equities, which took place at the beginning of January, 2002, growth in our bond holdings and a slight increase in the duration of the fixed maturity portfolio.

      IPCRe's premiums receivable and liabilities for losses from reinsurance contracts it has written, are also exposed to the risk of changes in value resulting from adverse fluctuations in foreign currency exchange rates. To an extent, the impact on loss reserves of a movement in an exchange rate, will be partly offset by the impact on assets (receivables and cash/investments) denominated in the same currency, or vice versa. As of June 30, 2002 an estimated 36% (approximately $45 million) of reinsurance premiums receivable, and an estimated $20 million of loss reserves, were denominated in non-U.S. currencies. In addition, we held U.S.$3.3 million of Australian dollar cash deposits which are to be used to settle hailstorm claims from 1999. Accordingly, we do not believe that the impact of exchange rate movements in respect of receivables or loss reserves on our overall VaR as of June 30, 2002 to be material.

      TRANSACTIONS WITH NON-INDEPENDENT PARTIES

      The following is a summary of amounts in respect of significant related party transactions during the six month periods ended June 30, 2002 and June 30, 2001, respectively, (expressed in thousands of U.S. dollars):

                                                                           June 30, 2002       June 30, 2001
                                                                           -------------       -------------
      Administrative services fees (included in Operating expenses)            $ 2,655            $ 1,279

      Investment fees netted against investment income:

      Investment management services fees                                      $ 1,092            $   616
      Investment custodian services fees                                       $   249            $   159

      Underwriting services fee income (included in Other income)              $ 2,261            $     0

      Premiums written                                                         $28,737            $12,116
      Premiums ceded                                                           $   581            $   340

      Underwriting service fees are a percentage of the premiums written on behalf of one client, a company in which AIG has a 23.4% ownership interest. Fees are accrued and taken into income based on the premiums written each quarter.

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

      NOTE ON FORWARD-LOOKING STATEMENTS

      This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition, including but not limited to expectations regarding renewals and our ability to increase written premium volume and improve profit margins, market conditions, the impact of current market conditions and trends on future periods, the impact of our business strategy on our results, trends in pricing and claims and the insurance and reinsurance market response to catastrophic events. Some forward-looking statements may be identified by our use of terms such as "believes," "anticipates," "intends," or "expects" and relate to our plans and objectives for future operations. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this document should not be considered as a representation by us or any other person that our objectives or plans will be achieved. We do not intend, and are under no obligation, to update any forward-looking statement contained in this report. The largest single factor in our results has been and will continue to be the severity or frequency of catastrophic events, which is inherently unpredictable. Numerous factors could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to, the following: (i) the occurrence of natural or man-made catastrophic events with a frequency or severity exceeding our estimates; (ii) any lowering or loss of one of the financial ratings of our wholly owned subsidiary, IPCRe Limited; (iii) a decrease in the level of demand for property catastrophe reinsurance, or increased competition owing to increased capacity of property catastrophe reinsurers; (iv) the effect of competition on market trends and pricing;
      (v) the adequacy of our loss reserves; (vi) loss of our non-admitted status in United States jurisdictions or the passage of federal or state legislation subjecting us to supervision or regulation in the United States; (vii) the impact of the September 11 terrorist attacks and their aftermath on our reinsureds, on the insurance and reinsurance industry and on the future coverage for terrorist acts and on the economy in general, and potential governmental intervention in the insurance and reinsurance industry in the aftermath of the September 11 terrorist attacks; (viii) challenges by insurance regulators in the United States to our claim of exemption from insurance regulation under current laws; (ix) a contention by the United States Internal Revenue Service that we are engaged in the conduct of a trade or business within the U.S.; (x) loss of services of any one of our executive officers; or (xi) changes in exchange rates and greater than expected currency exposure.

PART II - OTHER INFORMATION

    ITEM 1.           LEGAL PROCEEDINGS

                NONE

    ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                NONE

    ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                NONE

    ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                      On June 14, 2002 the Annual General Meeting of Shareholders of the Company was held. At the meeting, shareholders were asked to vote upon resolutions set forth below. The following tabulation indicates the number of shares present in person or by proxy at such meeting and the number of such shares for or against, or withheld, or abstaining, with respect to each resolution after giving effect to the voting limitations contained in the Company's Bye-Laws:

                      i). amending the Company's Bye-Laws to permit and require the Board of Directors fill casual vacancies of the Company's independent Auditor until the following Annual General Meeting -

                                                                FOR                AGAINST       WITHHELD
                                                                ---                -------       --------
                                                             37,369,573            125,681        41,826

                      ii). authorizing the Board to appoint a seventh director to hold office until the Company's next Annual General Meeting -

                                                                FOR                AGAINST       WITHHELD
                                                                ---                -------       --------
                                                             37,340,429            152,412        44,239

                      iii). electing the following persons as directors of the Company to serve until the 2003 Annual General Meeting -

                                                                FOR                AGAINST       WITHHELD
                                                                ---                -------       --------
                      Joseph C.H. Johnson                    37,393,540               -          143,540
                      Anthony M. Pilling                     37,509,156               -           27,924
                      Dr. the Honourable Clarence James      37,509,000               -           28,080
                      Frank Mutch                            37,510,540               -           26,540
                      James P. Bryce                         37,511,156               -           25,924
                      Jackie Clegg                           37,510,366               -           26,714

                      iv). appointing KPMG as auditors of the Company for its fiscal year ending December 31, 2002 -

                                                                FOR                AGAINST       WITHHELD
                                                                ---                -------       --------
                                                             37,392,740            119,551        24,789

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

       EXHIBIT
       NUMBER         DESCRIPTION
       ------         -----------
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

             + Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-3 (No. 333-73828).

             *     Filed herewith

                      (b) Reports on Form 8-K

                (i) The Company filed a Form 8-K current report (date of earliest event reported: April 17, 2002) advising that the Board of Directors were proposing to IPC's shareholders that KPMG be appointed in place of Arthur Andersen as the Company's independent auditors, at its Annual General Meeting on June 14, 2002.

                (ii) The Company filed a Form 8-K/A current report (date of earliest event reported: June 14, 2002) confirming that there had been no disagreements between IPC and Arthur Andersen on any matter of accounting principle or practice, or financial statements disclosure, or any reportable events, during IPC's two most recent fiscal years ended December 31, 2001 and during the interim period between December 31, 2001 and June 14, 2002. The filing also confirmed that IPC's shareholders had resolved to appoint KPMG as IPC's independent auditors to serve until the next Annual General meeting of the shareholders.

                               IPC HOLDINGS, LTD.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                            IPC HOLDINGS, LTD.
                                               (REGISTRANT)

DATE  AUGUST 14, 2002                      /s/ James P. Bryce
      ---------------         -------------------------------------------------
                                             JAMES P. BRYCE
                                  PRESIDENT AND CHIEF EXECUTIVE OFFICER

DATE  AUGUST 14, 2002                      /s/ John R. Weale
      ---------------         -------------------------------------------------
                                             JOHN R. WEALE
                              SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX

    Unless otherwise indicated, exhibits are incorporated by reference to the corresponding numbered exhibits to the Company's Registration Statement on Form S-1 (Registration No. 333-00088).

       EXHIBIT
       NUMBER     DESCRIPTION
       ------     -----------
         3.1      Memorandum of Association of the Company
         3.2 +    Amended and Restated Bye-laws of the Company
         3.3      Form of Memorandum of Increase of Share Capital
        11.1 *    Reconciliation of basic and diluted net income per common share ("EPS")

             + Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-3 (No. 333-73828).

             *    Filed herewith