Form 10-Q/A
period 2002-03-31
IPC HOLDINGS LTD
filed 2002-08-14
CIK 909815

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              ---------------------


                                   FORM 10-Q/A


         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2002

                                       OR

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


        FOR THE TRANSITION PERIOD FROM .............. TO ................


                         COMMISSION FILE NUMBER:   0-27662
                                                 -----------


                               IPC HOLDINGS, LTD.
             (Exact name of registrant as specified in its charter)


            BERMUDA                                       NOT APPLICABLE
--------------------------------                --------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification No.)


   AMERICAN INTERNATIONAL BUILDING, 29 RICHMOND ROAD, PEMBROKE, HM 08, BERMUDA
   ---------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (441) 298-5100
                    ----------------------------------------
                         (Registrant's telephone number,
                              including area code)


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

================================================================================

ITEM 1. FINANCIAL STATEMENTS

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

 (Expressed in thousands of United States dollars, except for per share amounts)

                                                                   As of             As of
                                                               March 31, 2002   December 31, 2001
                                                               --------------   -----------------
                                                                 (unaudited)        (audited)
ASSETS:

Fixed maturity investments:
   Available for sale, at fair market value (amortized
     cost 2002: $1,015,586; 2001: $740,734)                     $ 1,019,125      $   758,224
Equity investments, available for sale at fair
   market value (cost 2002: $216,615; 2001: $163,828)               211,231          158,870
Cash and cash equivalents                                            27,639          315,207
Accrued investment income                                            20,250           18,841
Reinsurance premiums receivable (Related
   party 2002: $19,672; 2001: $3,644)                               110,427           42,356
Deferred premiums ceded                                               2,465            1,228
Loss reserves recoverable (Related party
   2002: $56; 2001: $68)                                                560              681
Deferred acquisition costs                                           13,444            2,833
Prepaid expenses and other assets                                     6,133            3,476
                                                                -----------      -----------
    TOTAL ASSETS                                                $ 1,411,274      $ 1,301,716
                                                                ===========      ===========

LIABILITIES:

Reserve for losses and loss adjustment expenses                 $   140,270      $   162,207
Unearned premiums                                                   123,274           24,440
Reinsurance premiums payable (Related party 2002: $323;
   2001: $197)                                                        3,230            1,732
Deferred commissions                                                    201              218
Accounts payable and accrued liabilities (Related
   party 2002: $3,788; 2001: $1,212)                                  9,486            7,325
                                                                -----------      -----------
                                                                    276,461          195,922
                                                                -----------      -----------

SHAREHOLDERS' INVESTMENT:

Share capital (Common shares outstanding, par
  value U.S. $0.01: 2002: 48,172,776;
  2001: 48,172,776 shares)                                              482              482
Additional paid-in capital                                          846,101          846,101
Retained earnings                                                   290,075          246,568
Accumulated other comprehensive (loss) income                        (1,845)          12,643
                                                                -----------      -----------
                                                                  1,134,813        1,105,794
                                                                -----------      -----------
TOTAL SHAREHOLDERS' INVESTMENT AND LIABILITIES                  $ 1,411,274      $ 1,301,716
                                                                ===========      ===========






              The accompanying notes are an integral part of these
                        consolidated financial statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

 (Expressed in thousands of United States dollars, except for per share amounts)

                                                        Three months ended March 31,
                                                       ------------------------------
                                                           2002              2001
                                                       ------------      ------------
REVENUES:

Gross premiums written                                 $    147,048      $     65,622
Premiums ceded                                               (3,040)             (917)
                                                       ------------      ------------
Net written premiums                                        144,008            64,705
Change in unearned premiums                                 (97,597)          (40,218)
                                                       ------------      ------------
Net premiums earned                                          46,411            24,487
Net investment income                                        11,882             8,061
Realized (loss) gain, net on investments                       (767)            3,864
Other income                                                  1,407                 0
                                                       ------------      ------------
                                                             58,933            36,412
                                                       ------------      ------------

EXPENSES:

Losses and loss adjustment expenses, net                      7,607             6,967
Acquisition costs, net                                        5,044             3,047
General and administrative expenses                           2,857             2,124
Exchange (gain) loss                                            (82)              369
                                                       ------------      ------------
                                                             15,426            12,507
                                                       ------------      ------------
NET INCOME                                             $     43,507      $     23,905
                                                       ============      ============


Basic net income per common share                      $       0.90      $       0.95
Diluted net income per common share                    $       0.90      $       0.91

Weighted average number of common shares - basic         48,172,776        25,060,623
Weighted average number of common shares - diluted       48,265,701        26,269,689




              The accompanying notes are an integral part of these
                       consolidated financial statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                (Expressed in thousands of United States dollars)


                                                                 Three Months ended
                                                                      March 31,
                                                               ----------------------
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
                                                               ========      ========



              The accompanying notes are an integral part of these
                       consolidated financial statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                (Expressed in thousands of United States dollars)

                                                                 Three months ended March 31,
                                                                 ----------------------------
                                                                     2002            2001
                                                                 -----------     ------------
                                                                 (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                        $  43,507      $  23,905
Adjustments to reconcile net income to cash provided
    by operating activities:
    Amortization of investment premium, net                           1,703           (123)
    Realized losses (gains), net on investments                         767         (3,864)
    Changes in, net:
       Reinsurance premiums receivable                              (68,071)       (30,839)
       Deferred premiums ceded                                       (1,237)            62
       Loss reserves recoverable                                        121            225
       Accrued investment income                                     (1,409)         3,588
       Deferred acquisition costs                                   (10,611)        (4,238)
       Prepaid expenses and other assets                             (2,657)          (940)
       Reserve for losses and loss adjustment expenses              (21,937)           834
       Unearned premiums                                             98,834         40,156
       Reinsurance premiums payable                                   1,498            551
       Deferred commissions                                             (17)            (6)
       Accounts payable and accrued liabilities                       2,161            426
                                                                  ---------      ---------
                                                                     42,652         29,737
                                                                  ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of fixed maturity investments                            (414,493)      (179,206)
Proceeds from sale of fixed maturity investments                    138,405        180,531
Proceeds from maturities of fixed maturity investments                    0         11,000
Purchases of equity investments                                     (54,359)       (38,562)
Proceeds from sale of equity investments                                227            430
                                                                  ---------      ---------
                                                                   (330,220)       (25,807)
                                                                  ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITES:

Additional share capital                                                  0            377
Cash dividends paid to shareholders                                       0              0
                                                                  ---------      ---------
                                                                          0            377
                                                                  ---------      ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (287,568)         4,307
CASH AND CASH EQUIVALENTS, beginning of period                      315,207          9,409
                                                                  ---------      ---------
CASH AND CASH EQUIVALENTS, end of period                          $  27,639      $  13,716
                                                                  =========      =========




              The accompanying notes are an integral part of these
                       consolidated financial statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Expressed in thousands of United States dollars, except for per share amounts)
                                  (unaudited)

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

    The following table presents the VaR of each component of market risk of IPCRe's investment portfolio as of March 31, 2002 and December 31, 2001, respectively, and the average for the three months ended March 31, 2002 calculated using the beginning and ending points (expressed in thousands of U.S. dollars):

         MARKET RISK

                                                                                           Average for three
                                                            March 31,      December 31,    months ended March
                                                              2002            2001             31, 2002
                                                          -----------    -----------         ------------
         Currency                                             $ 1,351        $ 1,101              $ 1,226
         Interest Rate                                         11,404          7,296                9,350
         Equity                                                18,625         13,222               15,923
         ------------------------------------------       -----------    -----------         ------------
         Sum of Risk                                           31,380         21,619               26,499
         Diversification Benefit                              (12,666)        (8,305)             (10,485)
         ------------------------------------------       ------------   ------------        -------------
         TOTAL NET RISK                                       $18,714        $13,314             $ 16,014
         ------------------------------------------       ------------   ------------        -------------


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

    TRANSACTIONS WITH NON-INDEPENDENT PARTIES

    The following is a summary of amounts in respect of significant related party transactions during the quarter ended March 31, 2002 (expressed in thousands of U.S. dollars):

    Administrative services fees              $1,214
    Investment management services fees          540
    Investment custodian services fees            96

    Underwriting services fee income          $1,407
    Premiums written                         $24,954
    Premiums ceded                               305

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



                                      IPC HOLDINGS, LTD.
                                      -----------------------
                                      (REGISTRANT)




DATE  AUGUST 13, 2002              /s/ James P. Bryce
      ---------------              ---------------------------------------------
                                   JAMES P. BRYCE
                                   PRESIDENT AND CHIEF EXECUTIVE OFFICER




DATE  AUGUST 13, 2002             /s/ John R. Weale
      ---------------             ----------------------------------------------
                                  JOHN R. WEALE
                                  SENIOR VICE PRESIDENT AND
                                  CHIEF FINANCIAL OFFICER