Form 10-Q/A
period 2002-06-30
IPC HOLDINGS LTD
filed 2002-08-14
CIK 909815

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

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








                        EXHIBIT INDEX LOCATED ON PAGE 18

================================================================================

                          PART I. FINANCIAL INFORMATION

On June 14, 2002 our shareholders appointed KPMG as the Company's independent auditors. KPMG have subsequently reviewed our financial statements for the quarterly period ended March 31, 2002. There were no material changes to the financial statements for that period as a result of that review. Pursuant to our further review of the financial statements, changes were made to the descriptions of two balance sheet line items and to certain disclosure under the subcaption "Transactions with Non-Independent Parties", as filed on August 14, 2002 in our 10-Q/A for the quarterly period ended March 31, 2002.

ITEM 1.  FINANCIAL STATEMENTS

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

 (Expressed in thousands of United States dollars, except for per share amounts)

--------------------------------------------------------------------------------

                                                                        As of                     As of
                                                                    June 30, 2002           December 31, 2001
                                                                    -------------           -----------------
                                                                     (unaudited)
ASSETS:

Fixed maturity investments:
   Available for sale, at fair market value (amortized
     cost 2002: $1,037,600; 2001: $740,734)                           $ 1,061,611                  $ 758,224
Equity investments, available for sale at fair market value
   (cost 2002: $219,396; 2001: $163,828)                                  193,905                    158,870
Cash and cash equivalents                                                  29,206                    315,207
Accrued investment income                                                  19,937                     18,841
Reinsurance premiums receivable (Related party 2002:
   $17,796; 2001: $3,644)                                                 125,110                     42,356
Deferred premiums ceded                                                     2,972                      1,228
Loss reserves recoverable (Related party 2002: $56; 2001:
   $68)                                                                       563                        681
Deferred acquisition costs                                                 13,641                      2,833
Prepaid expenses and other assets                                           6,436                      3,476
                                                                      -----------                -----------
    TOTAL ASSETS                                                      $ 1,453,381                $ 1,301,716
                                                                      ===========                ===========

LIABILITIES:

Reserve for losses and loss adjustment expenses                         $ 129,848                  $ 162,207
Unearned premiums                                                         125,384                     24,440
Reinsurance premiums payable (Related party 2002: $440;
   2001: $197)                                                              3,504                      1,732
Deferred commissions                                                          452                        218
Accounts payable and accrued liabilities (Related party
   2002: $3,972; 2001: $1,212)                                             10,284                      7,325
                                                                      -----------                -----------
                                                                          269,472                    195,922
                                                                      -----------                -----------

SHAREHOLDERS' EQUITY:

Share capital (Common shares outstanding, par value U.S.
  $0.01: 2002: 48,172,776; 2001: 48,172,776 shares)                           482                        482
Additional paid-in capital                                                846,186                    846,101
Retained earnings                                                         338,721                    246,568
Accumulated other comprehensive (loss) income                              (1,480)                    12,643
                                                                      -----------                -----------
                                                                        1,183,909                  1,105,794
                                                                      -----------                -----------
                                                                      -----------                -----------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 1,453,381                $ 1,301,716
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


              The accompanying notes are an integral part of these
                       consolidated financial statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                (Expressed in thousands of United States dollars)
--------------------------------------------------------------------------------

                                                   Quarter ended June 30,          Six months ended June 30,
                                                   ----------------------          -------------------------
                                                    2002            2001             2002             2001
                                                    ----            ----             ----             ----
                                                 (unaudited)     (unaudited)      (unaudited)      (unaudited)
NET INCOME                                        $ 48,646         $ 20,835         $ 92,153         $ 44,740
                                                  --------         --------         --------         --------
OTHER COMPREHENSIVE (LOSS) INCOME:
    Holding (losses) gains, net on
      investments during period                     (7,023)             853          (21,548)           2,084
    Reclassification adjustment for losses
      (gains) included in net income                 6,658             (587)           7,425           (4,451)
                                                  --------         --------         --------         --------
                                                      (365)             266          (14,123)          (2,367)
                                                  --------         --------         --------         --------
COMPREHENSIVE INCOME                              $ 48,281         $ 21,101         $ 78,030         $ 42,373
                                                  ========         ========         ========         ========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Expressed in thousands of United States dollars)
--------------------------------------------------------------------------------

                                                               Six months ended June 30,
                                                               -------------------------
                                                                2002               2001
                                                                ----               ----
                                                             (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                    $  92,153         $  44,740
Adjustments to reconcile net income to cash provided
    by operating activities:
    Amortization of investment premium, net                       3,599                (8)
    Realized losses (gains), net on investments                   7,425            (4,451)
    Changes in, net:
       Accrued investment income                                 (1,096)            3,715
       Reinsurance premiums receivable                          (82,754)          (34,373)
       Deferred premiums ceded                                   (1,744)           (1,551)
       Loss reserves recoverable                                    118               233
       Deferred acquisition costs                               (10,808)           (4,352)
       Prepaid expenses and other assets                         (2,960)             (823)
       Reserve for losses and loss adjustment expenses          (32,359)           (1,637)
       Unearned premiums                                        100,944            41,403
       Reinsurance premiums payable                               1,772             2,036
       Deferred commissions                                         234               277
       Accounts payable and accrued liabilities                   2,959               796
                                                              ---------         ---------
                                                                 77,483            46,005
                                                              ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of fixed maturity investments                        (626,232)         (290,379)
Proceeds from sale of fixed maturity investments                318,023           275,411
Proceeds from maturities of fixed maturity investments            9,000            11,000
Purchases of equity investments                                 (64,793)          (39,283)
Proceeds from sale of equity investments                            518             1,011
                                                              ---------         ---------
                                                               (363,484)          (42,240)
                                                              ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Additional share capital                                              0               377
                                                              ---------         ---------
                                                                      0               377
                                                              ---------         ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS           (286,001)            4,142
CASH AND CASH EQUIVALENTS, beginning of period                  315,207             9,409
                                                              ---------         ---------
CASH AND CASH EQUIVALENTS, end of period                      $  29,206         $  13,551
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

      Under accounting principles generally accepted in the United States of America, we are not permitted to establish loss reserves with respect to property catastrophe reinsurance until the occurrence of an event which may give rise to a claim. As a result, only loss reserves applicable to losses incurred up to the reporting date may be set aside, with no allowance for the provision of a contingency reserve to account for expected future losses. Claims arising from future catastrophic events can be expected to require the establishment of substantial reserves from time to time.

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

      In the quarters ended June 30, 2002 and 2001, we wrote premiums of $60.1 million and $27.0 million, respectively, an increase of 122.9%. Written premiums in the quarter were higher primarily because we used our increased capacity resulting from the additional capital that we raised in December 2001 to write additional business for our existing clients, as well as new business. Premiums were also higher because of increases in premium rates, which were generally in the range of 10% to 15% for loss-free contracts, and greater increases for loss-impacted contracts. The additional premium from existing clients resulting from additional business written and rate increases amounted to approximately $20.1 million. Premiums from new business amounted to $13.5 million. New business premiums included $0.9 million from a contract which provides catastrophic workers' compensation and life coverage. These increases were partly offset by business which was not renewed because of unsatisfactory terms and conditions, which totaled approximately $2.2 million. Reinstatement premiums were $0.6 million lower in the second quarter of 2002 when compared to the corresponding quarter in 2001. We retroceded premiums of $2.0 million in the second quarter of 2002, compared to $2.5 million ceded in the second quarter of 2001. Net premiums earned in the three months ended June 30, 2002 were $56.5 million, compared to $24.8 million in the same period in 2001, an increase of 127.3%. Earned premiums were higher due to the increase in written premiums.

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

      There was a net realized loss from investments in the quarter ended June 30, 2002 of $(6.7) million, compared to a net realized gain of $0.6 million in the second quarter of 2001. Generally, net realized gains and losses fluctuate from period to period, depending on the individual securities sold, as recommended by IPCRe's investment advisor. In addition, in June 2002, we wrote down the cost basis of equity investments in certain S & P 500 stocks, where the decline in value was considered other than temporary. In accordance with SFAS 115, such a write-down is recognized as a realized loss in the income statement, even though there were no sales of the securities. The amount of the write-down was $(7.1) million.

      In the three months ended June 30, 2002, we incurred losses of $7.8 million, compared to $7.2 million in the second quarter of 2001. Losses included approximately $6.0 million for various 2002 events, including Cats.# 58-65, which were various hail storms & tornados which struck parts of the United States, and minor development from some 2001 events. The largest of the 2002 losses was $2.0 million arising from Cat.#61. Our loss and loss expense ratio (the ratio of losses and loss adjustment expenses to premiums earned) was 13.7% in the second quarter of 2002, compared to 29.0% in the second quarter of 2001.

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

      RESULTS OF OPERATIONS, SIX MONTHS ENDED JUNE 30, 2002 AND 2001

      In the six months ended June 30, 2002 and 2001, we wrote premiums of $207.2 million and $92.6 million, respectively, an increase of 123.7%. Written premiums in the six months were higher due to the utilization of our increased capacity resulting from the additional capital that we raised in December 2001. We wrote an additional $72.3 million for our existing clients, and $51.7 million for new clients. New business premiums included $0.9 million from a contract which provides catastrophic workers' compensation and life coverage. The increase also includes the impact of increases in premium rates, which were generally in the range of 10% to 20% for loss-free contracts, and greater increases for loss-impacted contracts. These increases were partly offset by business which was not renewed because of unsatisfactory terms and conditions, and by decreases in foreign currency exchange rates. These reductions totaled approximately $10.4 million. We ceded premiums of $5.1 million to IPCRe's proportional reinsurance facilities in the first six months of 2002, compared to $3.4 million ceded in the first six months of 2001. Net premiums earned in the six months ended June 30, 2002 were $102.9 million, compared to $49.3 million in the same period in 2001, an increase of 108.6%. Earned premiums were higher due to the significant increase in written premiums.

      Net investment income was $25.0 million in the six months ended June 30, 2002, compared to $15.6 million for the six months ended June 30, 2001, an increase of 59.6%. This increase is a result of the 102.1% increase in the average amount of invested assets, offset by the effect of the reduction in the average yield generated by the portfolio.

      There was a net realized loss from investments in the six months ended June 30, 2002 of $(7.4) million, compared to a net gain of $4.5 million in the first six months of 2001. Net realized gains and losses fluctuate from period to period, depending on the individual securities sold, as recommended by IPCRe's investment advisor. In addition, in March and June of this year, we wrote down the cost basis of equity investments in certain S & P 500 stocks, where the decline in value was considered other than temporary. In accordance with SFAS 115, such a write-down is recognized as a realized loss in the income statement, even though there were no sales of the securities. The amount of the write-down was $(8.4) million, for the six months ended June 30, 2002.

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

                                                   Six months ended June 30,
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

      Net cash flows from operating activities in the six months ended June 30, 2002 were $77.5 million compared to $46.0 million in the corresponding period in 2001. The increase is primarily the result of the significant increase in premium volume, offset in part by an increase in claims paid during the period, which were $49.1 million in the six months ended June 30, 2002, compared to $14.1 million in the first six months of 2001. A significant proportion of the claims paid in 2002 relate to Cat. #48 (the attack on the World Trade Center). We expect to continue to pay significant amounts in respect of that event during the next six to nine months.

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

      Our investment managers performed a VaR analysis to estimate the maximum potential loss of fair value for each segment of market risk for our investment portfolio, as of June 30, 2002, March 31, 2002 and December 31, 2001. The analysis calculated the VaR with respect to the net fair value of our financial instrument assets, which includes cash and cash equivalents, certain equity and high grade fixed maturity securities, as of June 30, 2002 using historical simulation methodology. As of June 30, 2002 the VaR of IPCRe's investment portfolio was approximately $16.3 million, which represents a 95th percentile value change over a one-month time horizon. This result was obtained through historical simulation using approximately 750 days (3 years) of historical interest rate, foreign currency exchange rate and equity market data.

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

      TRANSACTIONS WITH NON-INDEPENDENT PARTIES

      The following is a summary of amounts in respect of significant related party transactions during the six month periods ended June 30, 2002 and June 30, 2001, respectively, (expressed in thousands of U.S. dollars):

                                                                           June 30, 2002       June 30, 2001
                                                                           -------------       -------------
      Administrative services fees (included in Operating expenses)            $ 2,655            $ 1,279

      Investment fees netted against investment income:

      Investment management services fees                                      $ 1,092            $   616
      Investment custodian services fees                                       $   249            $   159

      Underwriting services fee income (included in Other income)              $ 2,261            $     0

      Premiums written                                                         $30,942            $12,116
      Premiums ceded                                                           $   581            $   340

      Underwriting services fees are a percentage of the premiums written on behalf of one client, a company in which AIG has a 23.4% ownership interest. Fees are accrued and taken into income based on the premiums written each quarter.

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