Form 10-Q
period 2002-09-30
IPC HOLDINGS LTD
filed 2002-11-14
CIK 909815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................................... to ...................................

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

The number of outstanding common shares par value U.S. $0.01 per share of IPC Holdings, Ltd., as of November 13, 2002, was 48,172,776.

Exhibit Index located on page 18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of United States dollars, except for per share amounts)

	As of	As of
	September 30, 2002	December 31, 2001

	(unaudited)
ASSETS:

Fixed maturity investments:

Available for sale, at fair market value (amortized cost 2002: $1,095,252; 2001: $740,734)	$1,137,605	$758,224

Equity investments, available for sale at fair market value (cost 2002: $233,991; 2001: $163,828)	183,233	158,870

Cash and cash equivalents	30,959	315,207

Accrued investment income	21,928	18,841

Reinsurance premiums receivable (related party 2002: $9,669; 2001: $3,644)	82,025	42,356

Deferred premiums ceded	2,049	1,228

Loss reserves recoverable (related party 2002: $44: 2001: $68)	441	681

Deferred acquisition costs	10,594	2,833

Prepaid expenses and other assets	6,338	3,476

TOTAL ASSETS	$1,475,172	$1,301,716

LIABILITIES:

Reserve for losses and loss adjustment expenses	$128,097	$162,207

Unearned premiums	96,537	24,440

Reinsurance premiums payable (related party 2002: $336: 2001: $197)	2,873	1,732

Deferred commissions	316	218

Investments pending settlement	14,921	0

Accounts payable and accrued liabilities (related party 2002: $3,369: 2001: $1,212)	9,580	7,325

	252,324	195,922

SHAREHOLDERS’ EQUITY:

Share capital (Common shares outstanding, par value U.S. $0.01: 2002: 48,172,776; 2001: 48,172,776 shares)	482	482

Additional paid-in capital	846,267	846,101

Retained earnings	384,504	246,568

Accumulated other comprehensive (loss) income	(8,405)	12,643

	1,222,848	1,105,794

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,475,172	$1,301,716

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Expressed in thousands of United States dollars, except for per share amounts)

	Quarter ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES:

Gross premiums written	$35,522	$33,081	$242,680	$125,668

Premiums ceded	(538)	(713)	(5,607)	(4,117)

Net premiums written	34,984	32,368	237,073	121,551

Change in unearned premium reserve, net	27,924	12,743	(71,276)	(27,108)

Net premiums earned	62,908	45,111	165,797	94,443

Net investment income	12,451	7,871	37,408	23,506

Realized (losses) gains, net on investments	(821)	1,703	(8,246)	6,154

Other income	368	0	2,629	0

	74,906	54,685	197,588	124,103

EXPENSES:

Losses and loss adjustment expenses, net	18,872	116,715	34,244	130,894

Acquisition costs, net	6,461	4,044	17,926	9,797

General and administrative expenses	3,393	2,633	9,805	6,982

Exchange loss (gain), net	397	272	(2,323)	669

	29,123	123,664	59,652	148,342

NET INCOME (LOSS)	$45,783	$(68,979)	$137,936	$(24,239)

Basic net income (loss) per common share	$0.95	$(2.75)	$2.86	$(0.97)

Diluted net income (loss) per common share	$0.95	$(2.75)	$2.86	$(0.97)

Weighted average number of common shares – basic	48,172,776	25,063,905	48,172,776	25,062,540

Weighted average number of common shares – diluted	48,265,409	25,063,905	48,267,844	25,062,540

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Expressed in thousands of United States dollars)

	Quarter ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET INCOME (LOSS)	$45,783	$(68,979)	$137,936	$(24,239)

Other comprehensive (loss) income:

Holding (losses) gains, net on investments during period	(7,746)	4,245	(29,294)	6,329

Reclassification adjustment for losses (gains) included in net income	821	(1,703)	8,246	(6,154)

	(6,925)	2,542	(21,048)	175

COMPREHENSIVE INCOME (LOSS)	$38,858	$(66,437)	$116,888	$(24,064)

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of United States dollars)

	Nine months ended September 30,

	2002	2001

	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$137,936	$(24,239)

Adjustments to reconcile net income to cash provided by operating activities:

Amortization of investment premium, net	5,948	331

Realized losses (gains), net on investments	8,246	(6,154)

Changes in, net:

Accrued investment income	(3,087)	4,861

Reinsurance premiums receivable	(39,669)	(34,998)

Deferred premiums ceded	(821)	(1,048)

Loss reserves recoverable	240	260

Deferred acquisition costs	(7,761)	(3,074)

Prepaid expenses and other assets	(2,862)	(581)

Reserve for losses and loss adjustment expenses	(34,110)	107,250

Unearned premiums	72,097	28,156

Reinsurance premiums payable	1,141	1,196

Deferred commissions	98	188

Accounts payable and accrued liabilities	2,255	744

Cash provided by operating activities	139,651	72,892

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of fixed maturity investments	(950,906)	(383,091)

Proceeds from sales of fixed maturity investments	606,884	354,819

Proceeds from maturities of fixed maturity investments	9,000	11,000

Purchases of equity investments	(131,990)	(39,860)

Proceeds from sales of equity investments	42,947	1,451

Cash used for investing activities	(424,065)	(55,681)

CASH FLOWS FROM FINANCING ACTIVITIES:

Additional share capital	166	411

Cash dividends paid to shareholders	0	(4,010)

Cash provided (used) by financing activities	166	(3,599)

Net (decrease) increase in cash and cash equivalents	(284,248)	13,612

Cash and cash equivalents, beginning of period	315,207	9,409

Cash and cash equivalents, end of period	$30,959	$23,021

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except for per share amounts)
(unaudited)

1.	GENERAL:

The consolidated interim financial statements presented herein have been prepared on the basis of accounting principles generally accepted in the United States of America and include the accounts of IPC Holdings, Ltd. (the “Company”), and its wholly owned subsidiaries, IPCRe Limited (“IPCRe”) and IPCRe Underwriting Services Limited (“IPCUSL” and, together with the Company and IPCRe, “IPC”) and IPCRe Europe Limited, which is a wholly-owned subsidiary of IPCRe. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the nine month periods ended September 30, 2002 and 2001, respectively, the balance sheet as of September 30, 2002 and the cash flows for the nine month periods ended September 30, 2002 and 2001, respectively. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.	DIVIDENDS:

No dividends have been declared or paid in 2002 to date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The following is a summary of the accounting policies for the three main components of our balance sheet and statement of income: premiums, losses (claims) including reserves and investments/investment income.

Premiums are recorded at the beginning of each policy, based upon information received from ceding companies and their brokers. For excess of loss contracts, the amount of premium is usually contractually documented at inception, and no management judgement is necessary in accounting for this. Premiums are earned on a pro rata basis over the policy period. For proportional treaties, the amount of premium is normally estimated at inception by the ceding company. We account for such premium using the initial estimates, and then adjust them once a sufficient period for actual premium reporting has elapsed, normally around three years. For the nine months ended September 30, 2002 the net amount of premium written resulting from estimate accruals was approximately 4% of total premiums written. We also accrue for reinstatement premiums on loss reserves. Such accruals are based upon actual contractual terms, and the only element of management judgement involved is with respect to the amount of loss reserves, as described below. The amount accrued at September 30, 2002 for reinstatement premiums on Reported But Not Enough losses (“RBNE”) and Incurred But Not Reported (“IBNR”) loss reserves was $5.0 million, the majority of which related to claims from the European floods in August, 2002 and the World Trade Center tragedy.

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

Setting appropriate reserves for catastrophes is an inherently uncertain process. Loss reserves represent our estimates, at a given point in time, of ultimate settlement and administration costs of losses incurred (including IBNR losses). We regularly review and update these estimates, using the most current information available to us. Consequently, the ultimate liability for a catastrophic loss is likely to differ from the original estimate. Whenever we determine that any existing loss reserves are inadequate, we are required to increase the loss reserves with a corresponding reduction, which could be material, in our net income in the period in which the deficiency is identified. The establishment of new reserves, or the adjustment of reserves for reported claims, could result in significant upward or downward changes to our financial condition or results of operations in any particular period.

The reserve for losses and loss adjustment expenses is based upon reports, individual case estimates received from ceding companies, and management’s estimates. Management’s estimates are used mostly to estimate IBNR or RBNE loss amounts. For certain catastrophic events there is considerable uncertainty underlying the assumptions and associated estimated reserves for losses and loss adjustment expenses. Reserves are reviewed regularly and, as experience develops and additional information becomes known, the reserves are adjusted as necessary. Such adjustments, if necessary, are reflected in results of operations in the period in which they become known. In addition, we have an independent firm of actuaries review our reserves semi-annually. At September 30, 2002 management’s estimates for IBNR/RBNE represented approximately 33.1% of total loss reserves. The largest component of the estimate related to new reserves for the European floods in August, 2002, plus additional reserves for claims from the attack on the World Trade Center.

In accordance with our investment guidelines, our investments consist of certain equity securities and high-grade marketable fixed maturity securities. Investments are carried at market value as determined by the most recently quoted price of each security at the balance sheet date. In accordance with SFAS 115, unrealized gains and losses are included as a separate component of shareholders’ equity. Realized gains and losses on sales of investments are determined on a first-in, first-out basis. In addition, unrealized depreciation in the value of individual securities considered by management to be other than temporary is charged to income in the period it is determined. Our determination of whether or not the decline in the value of securities is temporary is based upon the extent of decline, the length of time such decline has existed, and other quantitative and qualitative factors. Investment income is recorded when earned and includes the amortization of premiums and discounts on investments.

RESULTS OF OPERATIONS, QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001

The following is a discussion of the results of operations and financial position of IPC Holdings, Ltd. References to “we”, “our” or “IPC” mean IPC Holdings together with its wholly-owned subsidiaries, IPCRe and IPCUSL. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes for the nine months ended September 30, 2002.

Our net income for the quarter ended September 30, 2002 was $45.8 million, compared to a net loss of $(69.0) million for the third quarter of 2001. Excluding the effects of net realized gains and losses from investments, our net operating income for the quarter ended September 30, 2002 was $46.6 million, compared to a net operating loss of $(70.7) million for the third quarter of 2001. This increase is primarily the result of the significant increase in premiums, and the reduction in loss ratio, as discussed below. In the third quarter of 2001, results were significantly impacted by losses caused by the attack on the World Trade Center.

In the quarters ended September 30, 2002 and 2001, we wrote premiums of $35.5 million and $33.1 million, respectively, an increase of 7.4%. Written premiums in the quarter were higher primarily because we used our increased capacity resulting from the additional capital that we raised in December 2001 to write additional business for our existing clients, as well as new business. It should be noted that the September 30, 2001 figures contained $17 million of reinstatement premiums arising from the World Trade Center losses. Premiums were also higher because of increases in premium rates, which were generally in the range of 10% to 15% for loss-free contracts, and greater increases for loss-impacted contracts. The additional premium from existing clients resulting from additional business written and rate increases amounted to approximately $10.9 million. Premiums from new business amounted to $10.0 million. These increases were partly offset by business which was not renewed because of unsatisfactory terms and conditions, which totaled approximately $3.4 million. Reinstatement premiums were $15.1 million lower in the third quarter of 2002 when compared to the corresponding quarter in 2001, which is again due to the World Trade Center losses in September 2001. We retroceded premiums of $0.5 million in the third quarter of 2002, compared to $0.7 million ceded in the third quarter of 2001. Net premiums earned in the three months ended September 30, 2002 were $62.9 million, compared to $45.1 million in the same period in 2001, an increase of 39.5%. Earned premiums were higher due to the increase in written premiums.

Net investment income was $12.5 million in the quarter ended September 30, 2002, compared to $7.9 million for the quarter ended September 30, 2001. The overall yield of the fixed income portfolio was less for the quarter ended September 30, 2002, than for the corresponding quarter in 2001. In addition, the amount of equity investments in the portfolio represented a greater proportion of the total portfolio in the third quarter of 2002, than they did for the corresponding period of 2001, resulting in a further reduction in yield for the overall portfolio. These negative factors were more than offset by the increase in the average balance of invested assets in the third quarter of 2002, which was 99.6% higher than the third quarter of 2001.

There was a net realized loss from investments in the quarter ended September 30, 2002 of $(0.8) million, compared to a net realized gain of $1.7 million in the third quarter of 2001. Generally, net realized gains and losses fluctuate from period to period, depending on the individual securities sold, as recommended by IPCRe’s investment advisor. During the quarter, we sold our portfolio of S.& P. 500 stocks, realizing a loss of $9.7 million. In addition, we also repositioned the fixed maturity portfolio through sales of approximately $224.6 million, and purchases of $222.1 million, which realized a gain of $8.1 million. Other gains and losses realized from the sales of securities in the quarter totaled $0.8 million. The proceeds of the sales of equities, together with $25.0 million from operating cash, were invested in the Vanguard Institutional Index fund, which has similar characteristics to the S.& P. 500 index.

In the three months ended September 30, 2002, we incurred losses of $18.9 million, compared to $116.7 million in the third quarter of 2001. Losses included approximately $18.0 million for various 2002 events, primarily the European floods in August, and minor development from some 2001 events. In the third quarter of 2001, our losses included $112 million in reserves for estimated claims arising from the terrorist attack on the World Trade Center. Our loss and loss expense ratio (the ratio of losses and loss adjustment expenses to premiums earned) was 30.0% in the third quarter of 2002, compared to 258.7% in the third quarter of 2001.

Acquisition costs incurred, which consist primarily of commissions and brokerage fees paid to intermediaries for the production of business, were $6.5 million for the quarter ended September 30, 2002, compared to $4.0 million in the corresponding period of 2001, an increase of 59.8%. Acquisition costs have increased primarily because of the increase in earned premiums. General and administrative expenses were $3.4 million in the quarter ended September 30, 2002, compared to the $2.6 million incurred in the third quarter of 2001. This increase is due primarily to an increase in administrative fees which are based on earned premiums, as well as some minor increases in certain operating expenses, including salaries and benefits and bank charges. IPC’s expense ratio (the ratio of acquisition costs plus general and administrative expenses to premiums earned) was 15.7% for the quarter ended September 30, 2002 compared to 14.8% for the quarter ended September 30, 2001.

The following table summarizes the loss and loss expense ratio, expense ratio and combined ratio (sum of loss and loss expense ratio, plus expense ratio) for the quarters ended September 30, 2002 and 2001, respectively:

	Quarter ended September 30,

	2002	2001

Loss & loss expense ratio	30.0%	258.7%

Expense ratio	15.7%	14.8%

Combined ratio	45.7%	273.5%

RESULTS OF OPERATIONS, NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Our net income for the nine months ended September 30, 2002 was $137.9 million, compared to a net loss of $(24.2) million for the corresponding period in 2001. Excluding the effects of net realized gains and losses arising from investments, net operating income for the first nine months of 2002 was $146.2 million, compared to a net operating loss of $(30.4) million for the first nine months of 2001. This increase is primarily the result of higher premiums and lower loss ratio, as discussed below. In 2001, results were significantly impacted by losses caused by the attack on the World Trade Center.

In the nine months ended September 30, 2002 and 2001, we wrote premiums of $242.7 million and $125.7 million, respectively, an increase of 93.1%. Written premiums in the nine months were higher due to the utilization of our increased capacity resulting from the additional capital that we raised in December 2001. We wrote an additional $83.2 million for our existing clients, and $61.7 million for new clients. New business premiums included $0.9 million from a contract which provides catastrophic workers’ compensation and life coverage, and $7.5 million in respect of participations in terrorist property cover pools. The increase also includes the impact of increases in premium rates, which were generally in the range of 10% to 20% for loss-free contracts, and greater increases for loss-impacted contracts. These increases were partly offset by business which was not renewed because of unsatisfactory terms and conditions which totaled approximately $13.5 million. Written premiums in the nine months ended 2001 included $19.2 million of reinstatement premiums, of which $17.0 million related to programs impacted by World Trade Center losses. We ceded premiums of $5.6 million to IPCRe’s proportional reinsurance facilities in the first nine months of 2002, compared to $4.1 million ceded in the first nine months of 2001. Net premiums earned in the nine months ended September 30, 2002 were $165.8 million, compared to $94.4 million in the same period in 2001, an increase of 75.6%. Earned premiums were higher due to the significant increase in written premiums.

Net investment income was $37.4 million in the nine months ended September 30, 2002, compared to $23.5 million for the nine months ended September 30, 2001, an increase of 59.0%. This increase is a result of the 103.1% increase in the average amount of invested assets, offset by the effect of the reduction in the average yield generated by the portfolio.

There was a net realized loss from investments in the nine months ended September 30, 2002 of $(8.2) million, compared to a net gain of $6.2 million in the first nine months of 2001. Net realized gains and losses fluctuate from period to period, depending on the individual securities sold, as recommended by IPCRe’s investment advisor. In September 2002, we sold our portfolio of S.& P. 500 stocks, realizing a loss of $9.7 million. In addition, during the year, we wrote down the cost basis of equity investments in certain S.& P. 500 stocks, where the decline in value was considered other than temporary. In accordance with SFAS 115, such a write-down is recognized as a realized loss in the income statement, even though there were no sales of the securities. The amount of the write-down was $(8.4) million, for the nine months ended September 30, 2002. These realized losses were offset in part by gains realized from the sales of fixed maturity securities (as described below).

In the nine months ended September 30, 2002, we incurred losses of $34.2 million, compared to $130.9 million in the first nine months of 2001. Incurred losses in the first nine months included reserves on the European floods of $18 million plus various minor catastrophic events which took place during the nine months, including North American hail storms and tornadoes, and some minor development of losses from 2001. In the first nine months of 2001, incurred losses were primarily the reserves on certain events which took place during the nine months, the major event being the World Trade Center loss ($112 million), but also including, North American winter storms, storms in Northeast Australia, Tropical Storm Allison and the hail storms which struck St. Louis and other parts of the mid-West. Our loss and loss expense ratio was 20.7% in the first nine months of 2002, compared to 138.6% in the first nine months of 2001.

Acquisition costs incurred, which consist primarily of commissions and brokerage fees paid to intermediaries for the production of business, were $17.9 million for the nine months ended September 30, 2002, compared to $9.8 million in the same period of 2001, an increase of 83.0%. This increase is primarily due to the increase in earned premiums. General and administrative expenses were $9.8 million in the nine months ended September 30, 2002, compared to the $7.0 million incurred in the corresponding period in 2001. This increase is due primarily to the increase in administrative fees which are based on earned premiums, and some minor increases in certain operating expenses, including salaries and benefits. IPC’s expense ratio was 16.7% for the nine months ended September 30, 2002 compared to 17.8% for the corresponding period in 2001.

The following table summarizes the loss and loss expense ratio, expense ratio and combined ratio for the nine months ended September 30, 2002 and 2001, respectively:

	Nine months ended September 30,

	2002	2001

Loss & loss expense ratio	20.7%	138.6%

Expense ratio	16.7%	17.8%

Combined ratio	37.4%	156.4%

Excluding losses (and reinstatement premiums) which resulted from the attack on the World Trade Center, the loss ratio for the nine months ended September 30, 2001 would have been 24.4%.

LIQUIDITY AND CAPITAL RESOURCES

IPC Holdings is a holding company that conducts no reinsurance operations of its own. Its cash flows are limited to distributions from IPCRe and IPCUSL by way of loans or dividends. The dividends that IPCRe may pay are limited under Bermuda legislation and IPCRe’s revolving credit facility. The Bermuda Insurance Act of 1978, and subsequent amendments thereto, require IPCRe to maintain a minimum solvency margin and a minimum liquidity ratio. The maximum dividend payable by IPCRe in accordance with Bermuda regulations as of September 30, 2002 was approximately $302.3 million. The maximum amount IPCRe could have paid in the third quarter under the terms of the credit facility was $38.1 million.

IPCRe’s sources of funds consist of premiums written, investment income, paid losses recovered from retrocedants and proceeds from sales and redemptions of investments. Cash is used primarily to pay losses and loss adjustment expenses, premiums retroceded, brokerage commissions, excise taxes, general and administrative expenses and dividends. The potential for a large catastrophe means that unpredictable and substantial payments may need to be made within relatively short periods of time, and therefore our cash flows fluctuate significantly from period to period.

Net cash flows from operating activities in the nine months ended September 30, 2002 were $139.7 million compared to $72.9 million in the corresponding period in 2001. The increase is primarily the result of the significant increase in premium volume, offset in part by an increase in claims paid during the period, which were $69.6 million in the nine months ended September 30, 2002, compared to $22.5 million in the first nine months of 2001. A significant proportion of the claims paid in 2002 relate to Cat. #48 (the attack on the World Trade Center). We expect to continue to pay significant amounts in respect of that event during the next six to nine months.

Net cash outflows from investing activities in the nine months ended September 30, 2002 were $424.1 million. Cash and cash equivalents decreased by $284.2 million in the nine months ended September 30, 2002, resulting in a balance of $31.0 million at September 30, 2002. The decrease is due to the fact that at December 31, 2001, a significant proportion of the proceeds of our capital raising in December had been invested in commercial paper, time deposits and other short term instruments with maturities of less than ninety days, which we classify as cash equivalents. During the first quarter of 2002, our investment managers reinvested these funds in longer dated fixed income securities and equities. In September, 2002 we sold approximately $224 million of fixed maturity securities, and bought approximately $222 million of securities with a longer duration. In addition, we used $25.0 million of operating cash together with the proceeds of the sale of our S.& P. 500 Index equity portfolio noted above, to purchase shares in the Vanguard Institutional Index fund, which has similar characteristics to the S.& P. 500 Index. At September 30, 2002, 39.5% of IPC’s fixed income portfolio (based on market value) was held in cash, United States Government/Agency issues and in securities rated AAA, and 42.1% was held in securities rated AA. The average modified duration of IPC’s fixed maturity portfolio was 2.5 years. We believe that IPCRe’s $150 million revolving credit facility which expires in June 2003, and the relatively short duration and high quality of IPC’s investment portfolio, will provide sufficient liquidity to meet IPC’s cash demands.

IPCRe is not a licensed insurer in the United States and therefore, under the terms of most of its contracts with U.S.-based companies, must provide security to reinsureds to cover unpaid liabilities in a form acceptable to state insurance commissioners. Typically, this type of security takes the form of a letter of credit issued by an acceptable bank, the establishment of a trust, or a cash advance. Currently IPCRe obtains letters of credit through one commercial bank pursuant to a $100.0 million facility. In turn, IPCRe provides the bank security by giving the bank a lien over certain of IPCRe’s investments in an amount not to exceed the aggregate letters of credit outstanding to a maximum of $118.0 million. At September 30, 2002, there were outstanding letters of credit of $86.6 million. If we were unable to obtain the necessary credit, IPCRe could be limited in its ability to write business for our clients in the United States.

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

Measuring potential losses in fair values has become the focus of risk management efforts by many companies. Such measurements are performed through the application of various statistical techniques. One such technique is Value at Risk (“VaR”). VaR is a summary statistical measure that uses historical interest and foreign currency exchange rates and equity prices and estimates of the volatility and correlation of each of these rates and prices to calculate the maximum loss that could occur within a given statistical confidence level and time horizon.

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

Our investment managers performed a VaR analysis to estimate the maximum potential loss of fair value for each segment of market risk for our investment portfolio, as of September 30, 2002, June 30, 2002, March 31, 2002 and December 31, 2001. The analysis calculated the VaR with respect to the net fair value of our financial instrument assets, which includes cash and cash equivalents, certain equity and high grade fixed maturity securities, as of September 30, 2002 using historical simulation methodology. The sum of the VaR for each component of IPC’s investment portfolio is offset by the diversification benefit, which recognizes that changes in factors affecting the VaR for one component may have an opposite effect on the VaR of another component. As of September 30, 2002 the VaR of IPCRe’s investment portfolio was approximately $14.9 million, which represents a 95th percentile value change over a one-month time horizon. This result was obtained through historical simulation using approximately 750 days (3 years) of historical interest rate, foreign currency exchange rate and equity market data.

The following table presents the VaR of each component of market risk of IPCRe’s investment portfolio as of September 30, 2002, June 30, 2002, March 31, 2002, and December 31, 2001, respectively, and the average for the nine months ended September 30, 2002, calculated using the beginning, ending and quarterly points (expressed in thousands of U.S. dollars):

Market Risk	At	At	At	At	Average for nine
	September 30,	June 30,	March 31,	December 31,	months ended
	2002	2002	2002	2001	September 30, 2002

Currency	$892	$1,283	$1,351	$1,101	$1,157

Interest Rate	7,947	9,554	11,404	7,296	9,050

Equity	15,625	17,029	18,625	13,222	16,125

Sum of Risk	24,464	27,866	31,380	21,619	26,332

Diversification Benefit	(9,570)	(11,576)	(12,666)	(8,305)	(10,529)

Total Net Risk	$14,894	$16,290	$18,714	$13,314	$15,803

The primary reason for the decrease in VaR from $16.3 million at June 30, 2002 to $14.9 million at September 30, 2002 was a reduction in the market interest rate level.

IPCRe’s premiums receivable and liabilities for losses from reinsurance contracts it has written, are also exposed to the risk of changes in value resulting from adverse fluctuations in foreign currency exchange rates. To an extent, the impact on loss reserves of a movement in an exchange rate, will be partly offset by the impact on assets (receivables and cash/investments) denominated in the same currency, or vice versa. As of September 30, 2002 an estimated 30.4% (approximately $24.9 million) of reinsurance premiums receivable, and an estimated $19.1 million of loss reserves, were denominated in non-U.S. currencies. In addition, we held U.S.$3.2 million of Australian dollar cash deposits which are to be used to settle hailstorm claims from 1999. Accordingly, we do not believe that the impact of exchange rate movements in respect of receivables or loss reserves on our overall VaR as of September 30, 2002 to be material.

Transactions with Non-Independent Parties

The following is a summary of amounts in respect of significant non-independent party transactions during the nine month periods ended September 30, 2002 and September 30, 2001, respectively, (expressed in thousands of U.S. dollars):

	September 30, 2002	September 30, 2001

Administrative services fees (included in General and admin. expenses)	$4,265	$2,436

Investment fees netted against investment income:	$1,165	$997

Underwriting services fee income (included in Other income)	$2,629	$0

Premiums written	$36,387	$13,266

Premiums ceded	$596	$340

Underwriting services fee income is a percentage of the premiums written on behalf of one client, a company in which AIG has a 23.4% ownership interest. Fees are accrued and taken into income based on the premiums written each quarter.

In addition, IPCRe assumes premiums through brokers related to shareholders of the Company. Generally, such premiums represent less than 5% of total premiums assumed. Brokerage fees incurred on such premiums are generally 10% of the premium.

For a discussion of certain of our contractual relationships with non-independent parties, please see “Certain Relationships and Related Transactions” in our definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 26, 2002 and incorporated by reference into our Form 10-K for the year ended December 31, 2001.

All transactions with related parties are conducted at arm’s length, with normal terms and conditions applicable. To our knowledge, neither the Company nor any of its subsidiaries have entered into any other significant transactions with non-independent parties.

Note on Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition, including but not limited to expectations regarding renewals and our ability to increase written premium volume and improve profit margins, market conditions, the impact of current market conditions and trends on future periods, the impact of our business strategy on our results, trends in pricing and claims and the insurance and reinsurance market response to catastrophic events. Some forward-looking statements may be identified by our use of terms such as “believes,” “anticipates,” “intends,” or “expects” and relate to our plans and objectives for future operations. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this document should not be considered as a representation by us or any other person that our objectives or plans will be achieved. We do not intend, and are under no obligation, to update any forward-looking statement contained in this report. The largest single factor in our results has been and will continue to be the severity or frequency of catastrophic events, which is inherently unpredictable. Numerous factors could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to, the following: (i) the occurrence of natural or man-made catastrophic events with a frequency or severity exceeding our estimates; (ii) any lowering or loss of one of the financial ratings of our wholly owned subsidiary, IPCRe Limited; (iii) a decrease in the level of demand for property catastrophe reinsurance, or increased competition owing to increased capacity of property catastrophe reinsurers; (iv) the effect of competition on market trends and pricing; (v) the adequacy of our loss reserves; (vi) loss of our non-admitted status in United States jurisdictions or the passage of federal or state legislation subjecting us to supervision or regulation in the United States; (vii) the impact of the September 11 terrorist attacks and their aftermath on our reinsureds, on the insurance and reinsurance industry and on the future coverage for terrorist acts and on the economy in general, and potential governmental intervention in the insurance and reinsurance industry in the aftermath of the September 11 terrorist attacks; (viii) challenges by insurance regulators in the United States to our claim of exemption from insurance regulation under current laws; (ix) a contention by the United States Internal Revenue Service that we are engaged in the conduct of a trade or business within the U.S.; (x) loss of services of any one of our executive officers; or (xi) changes in exchange rates and greater than expected currency exposure.

Item 4. Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the

Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings

                  NONE

Item 2. Changes in Securities and Use of Proceeds

                  NONE

Item 3. Defaults upon Senior Securities

                  NONE

Item 4. Submission of Matters to a Vote of Security Holders

                  NONE

Item 5. Other Information

                  NONE

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Unless otherwise indicated, exhibits are incorporated by reference to the corresponding numbered exhibits to the Company’s Registration Statement on Form S-1 (Registration No. 333-00088).

Exhibit
Number	Description

3.1	Memorandum of Association of the Company

3.2+	Amended and Restated Bye-laws of the Company

3.3	Form of Memorandum of Increase of Share Capital

11.1*	Reconciliation of basic and diluted net income per common share (“EPS”)

+	Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-3 (No. 333-73828).

*	Filed herewith

(b) Reports on Form 8-K

(i)	On August 14, 2002, the Company filed a Form 8-K current report (date of earliest event reported: August 14, 2002) (a) advising that the Chief Executive Officer and Chief Financial Officer had voluntarily executed a Statement Under Oath of Principal Executive Officer Regarding Facts and Circumstances Relating to Exchange Act Filings and Statement Under Oath of Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Filings, respectively, and (b) furnishing such statements.

(ii)	On August 14, 2002, the Company filed a Form 8-K current report (date of earliest event reported: August 14, 2002) (a) advising that the Chief Executive Officer and Chief Financial Officer had executed a Certification of Chief Executive Officer and Chief Financial Officer, respectively, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and (b) furnishing such certifications.

(iii)	On July 5, 2002, the Company filed a Form 8-K/A current report (date of earliest event reported: June 14, 2002) to report that (a) KPMG had been appointed as the Company’s independent auditors by the Company’s shareholders; (b) the Company intended to have KPMG review the Company’s quarterly financial statements for the quarter ended March 31, 2002; (c) the Company and its previous independent auditors, Arthur Andersen, did not have any disagreements during the Company’s two most recent fiscal years ended December 31, 2001 and during any interim periods from December 31, 2001 through June 14, 2002 that, if not resolved, would have caused Arthur Andersen to make reference to the disagreement in connection with their reports; (d) Arthur Andersen’s audit reports on the Company’s consolidated financial statements as of and for the years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles; and (e) during the Company’s two most recent fiscal years ended December 31, 2001, and during any interim periods from December 31, 2001 through June 14, 2002, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

IPC HOLDINGS, LTD.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPC Holdings, Ltd. (Registrant)

Date November 13, 2002	/s/ James P. Bryce James P. Bryce President and Chief Executive Officer

Date November 13, 2002	/s/ John R. Weale John R. Weale Senior Vice President and Chief Financial Officer

CERTIFICATIONS

I, James P. Bryce, certify that:

1. I have reviewed this quarterly report on Form 10-Q of IPC Holdings, Ltd;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ James P. Bryce

James P. Bryce Chief Executive Officer

I, John R. Weale, certify that:

1. I have reviewed this quarterly report on Form 10-Q of IPC Holdings, Ltd;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ John R. Weale

John R. Weale Chief Financial Officer

EXHIBIT INDEX

Unless otherwise indicated, exhibits are incorporated by reference to the corresponding numbered exhibits to the Company’s Registration Statement on Form S-1 (Registration No. 333-00088).

Exhibit
Number	Description

3.1	Memorandum of Association of the Company

3.2+	Amended and Restated Bye-laws of the Company

3.3	Form of Memorandum of Increase of Share Capital

11.1*	Reconciliation of basic and diluted net income per common share (“EPS”)

+	Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-3 (No. 333-73828).

*	Filed herewith