Form 10-K
period 2002-12-31
IPC HOLDINGS LTD
filed 2003-03-18
CIK 909815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     ☑          No     ☐

      Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes     ☑          No     ☐

      The aggregate market value of the Registrant’s Common Shares held by non-affiliates of the Registrant as of June 28, 2002, was $1,113,206,699 based on the last reported sale price of Common Shares on the Nasdaq National Market system on that date.

      The number of the Registrant’s Common Shares, par value U.S. $0.01 per share, as of March 14, 2003, was 48,179,805.

DOCUMENTS INCORPORATED BY REFERENCE

      1.     Portions of the Registrant’s 2002 Annual Report to Shareholders to be mailed to shareholders on or about April 28, 2003 are incorporated by reference into Part II of this Form 10-K. With the exception of the portions of the Annual Report specifically incorporated herein by reference, the Annual Report is not deemed to be filed as part of this Form 10-K.

      2.     Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to the Registrant’s Annual Meeting of Shareholders scheduled to be held June 13, 2003 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

IPC HOLDINGS, LTD.

PART I

Special Note Regarding Forward-Looking Information

      This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition, including but not limited to expectations regarding market cycles, renewals and our ability to increase written premium volume and improve profit margins, market conditions, the impact of current market conditions and trends on future periods, the impact of our business strategy on our results, trends in pricing and claims and the insurance and reinsurance market response to catastrophic events. Some forward-looking statements may be identified by our use of terms such as “believes,” “anticipates,” “intends,” or “expects” and relate to our plans and objectives for future operations. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. We do not intend, and are under no obligation, to update any forward-looking statement contained in this report. The largest single factor in our results has been and will continue to be the severity or frequency of catastrophic events, which is inherently unpredictable. Numerous factors could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to, the following: (i) the occurrence of natural or man-made catastrophic events with a frequency or severity exceeding our estimates; (ii) any lowering or loss of one of the financial ratings of IPC Holdings’ wholly owned subsidiary, IPCRe Limited (“IPCRe” and together with the Company, IPCRe Europe (as defined herein) and IPCRe Underwriting Services (as defined herein), “we” or “IPC”); (iii) a decrease in the level of demand for property catastrophe reinsurance, or increased competition owing to increased capacity of property catastrophe reinsurers; (iv) the effect of competition on market trends and pricing; (v) the adequacy of our loss reserves; (vi) loss of our non-admitted status in United States jurisdictions or the passage of federal or state legislation subjecting us to supervision or regulation in the United States; (vii) challenges by insurance regulators in the United States to our claim of exemption from insurance regulation under current laws; (viii) a contention by the United States Internal Revenue Service that we are engaged in the conduct of a trade or business within the U.S.; (ix) loss of services of any one of our executive officers; (x) changes in interest rates and/or equity values in the United States of America and elsewhere; or (xi) changes in exchange rates and greater than expected currency exposure.

Item 1.  Business

General Development of the Business

      Overview. We provide property catastrophe reinsurance and, to a limited extent, property-per-risk excess, aviation (including satellite), marine and other short-tail reinsurance on a worldwide basis. During 2002, approximately 80% of our gross premiums written covered property catastrophe risks. Property catastrophe reinsurance covers unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters. Substantially all of the reinsurance written by IPCRe has been, and continues to be, written on an excess of loss basis for primary insurers rather than reinsurers, and is subject to aggregate limits on exposure to losses. During 2002, we had approximately 327 clients, including many of the leading insurance companies around the world. Approximately 44% of our clients in 2002 were based in the United States, and approximately 45% of gross premiums written during 2002 related primarily to U.S. risks. Our non-U.S. clients and covered risks are located principally in Europe, Japan, Australia and New Zealand. At December 31, 2002, IPC Holdings had total shareholders’ equity of $1,291 million and total assets of $1,474 million.

      In response to a severe imbalance between the global supply of and demand for property catastrophe reinsurance that developed in the period from 1989 through 1993, IPC Holdings and IPCRe were formed and commenced operations in June 1993 through the sponsorship of American International Group, Inc. (“AIG”), a holding company incorporated in Delaware which, through its subsidiaries, is primarily engaged in a broad range of insurance and insurance-related activities and financial services in the United States and abroad. AIG purchased 24.4% of IPC Holdings’ initial share capital and an option (which was exercised on December 12, 2001) to obtain up to an additional 10% (on a fully diluted basis, excluding employee stock options) of our share capital (the “AIG Option”). Since our formation, subsidiaries of AIG have provided administrative, investment management and custodial services to us, and the Chairman of the Boards of Directors of IPC Holdings, IPCRe and IPCRe Underwriting Services Limited (“IPCUSL”) is also a director and officer of various subsidiaries and affiliates of AIG. See “Item 13. Certain Relationships and Related Transactions.” For discussion of the limitation of voting rights of any 10% or more beneficial owner of Common Shares (including AIG) to less than 10% of total voting rights, see Amendment No. 1 to the Company’s Registration Statement on Form 8-A, dated February 9, 1996.

      On March 13, 1996, IPC Holdings completed an initial public offering in which 13,521,739 of the 25,000,000 Common shares outstanding, were sold by existing shareholders. IPC Holdings’ Common Shares are included for trading on the Nasdaq National Market under the ticker symbol “IPCR”.

      On September 10, 1998, IPCRe incorporated a subsidiary in Ireland, named IPCRe Europe Limited. Effective October 1, 1998, IPCRe Europe commenced underwriting selected reinsurance business, primarily in Europe. Currently, IPCRe Europe retrocedes 90% of the business it underwrites to IPCRe. IPCRe Services Limited, a subsidiary of IPC Holdings, Ltd., was established in the United Kingdom on June 27, 1997, from where European marketing efforts were conducted on behalf of IPCRe and IPCRe Europe. IPCRe Services ceased operations in January, 2000, and was dissolved on December 11, 2001.

      On November 7, 2001, IPC Holdings incorporated a subsidiary in Bermuda, IPCUSL, which is licensed as an Underwriting Agent and currently acts for Allied World Assurance Company Ltd, a Bermuda-based Class 4 insurer (see “Item 13. Certain Relationships and Related Transactions”, and Note 9 to the Consolidated Financial Statements — Related Party Transactions).

      On December 12, 2001, we completed a follow-on public offering in which 17,480,000 ordinary shares were sold (including the exercise of the over-allotment option of 2,280,000 shares) at $26.00 per share. Concurrent with the offering, we sold 2,847,000 shares in a private placement to AIG at a price equal to the public offering price. Furthermore, AIG exercised the AIG Option, which had been granted at the time of the Company’s formation, whereby they acquired 2,775,000 shares at an exercise price of $12.7746 per share. Total net proceeds raised from these transactions were approximately $546 million. AIG has informed us that AIG presently intends to continue its share ownership in the Company for the foreseeable future.

Internet Address: Our Internet address is www.ipcre.bm and the investor relations section of our web site is located at www.ipcre.bm/sections/financial-info/frms quarterlies.html.We make available free of charge, on or through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Recent Industry and Legislative Developments

      From 1996 to 1999, there was an increase in the supply of reinsurance capacity, which caused downward pressure on pricing. In 1996, 1997 and 2000, few catastrophic events occurred. Consequently, few claims were made on IPCRe. Many catastrophic events occurred in 1998, 1999 and 2001 in many parts of the world, including Hurricane Georges (which caused estimated industry-wide insured losses in excess of $4 billion), a hailstorm which struck Sydney, Australia (estimated industry losses $1.6 billion), Hurricane Floyd (estimated industry losses $2.2 billion), and cyclones Anatol, Lothar and Martin which struck several parts of Europe in December, 1999 (estimated industry losses in excess of $9 billion). Significant claims were incurred by many reinsurers during 2000 as a result of events in late 1999, followed by several catastrophic events in 2001. In June 2001, Tropical Storm Allison affected parts of Texas (estimated industry losses of $2.5 billion) and on September 11, 2001, terrorist attacks were carried out in the U.S. (estimated industry losses of between $30 billion to $70 billion). The property catastrophe reinsurance market began experiencing improvements in rates, terms and conditions in the fourth quarter of 2000. The improvements in rates, terms and conditions continued throughout 2001 and were accelerated by the terrorist attacks of September 11.

Property catastrophe reinsurance premiums have often risen in the aftermath of significant catastrophic losses. As claims are reserved, industry surplus is depleted and the industry’s capacity to write new business diminishes. We believe that market trends similar to those that have occurred in past cycles are developing in the current environment.

      With respect to terms and conditions other than pricing, for 2002 renewals the coverage of claims that are the result of “terrorist acts” was generally excluded from property catastrophe reinsurance contracts covering large commercial risks, but not excluded for personal lines or other coverages, except where caused by nuclear, biological or chemical means. During 2002, IPCRe participated in a number of underwriting pools which cover property losses arising from terrorist acts as a separate hazard.

      On November 26, 2002, the Terrorism Risk Insurance Act of 2002, (“TRIA”) was signed into law. TRIA establishes a temporary federal program which requires U.S. and other insurers to offer coverage in their commercial property and casualty policies for losses resulting from terrorists’ acts committed by foreign persons or interests in the United States or with respect to specified U.S. air carriers, vessels or missions abroad. The coverage offered may not differ materially from the terms, amounts and other coverage limitations applicable to other policy coverages.

      Under TRIA, the U.S. Secretary of the Treasury determines whether an act is a covered terrorist act, and if it is covered, losses resulting from that act ultimately are shared among insurers, the federal government and policyholders. Generally, insurers pay all losses to policyholders, retaining a defined “deductible” and 10% of losses above the deductible. The federal government will reimburse insurers for 90% of losses above the deductible and, under certain circumstances, the federal government will require insurers to levy surcharges on policyholders to recoup for the federal government its reimbursements paid. An insurer’s deductible in 2003 is 7% of the insurer’s 2002 direct earned premiums, and rises to 10% of 2003 direct earned premiums in 2004, and, if the program continues in 2005, 15% of 2004 direct earned premiums in 2005. The program terminates at the end of 2004 unless the Secretary of the Treasury extends it to 2005. Federal reimbursement of the insurance industry is limited to $100 billion in each of 2003, 2004 and 2005, and no insurer that has met its deductible shall be liable for the payment of its portion of the aggregate industry insured loss that exceeds $100 billion, thereby capping the insurance industry’s and each insurer’s ultimate exposure to terrorist acts covered by TRIA.

      Since TRIA does not apply to reinsurance companies, it does not directly apply to IPCRe. Until such time as the prices being asked by insurance companies for terrorism cover, and the clients acceptance (take-up rate) of the terms and conditions of the cover, are known, it is unclear how this legislation will affect our potential writings of U.S. terrorism cover in 2003. We have continued to exclude losses resulting from terrorist acts, as defined in this legislation, from U.S. property catastrophe contracts covering large commercial risks incepting January 1, 2003.

Business Strategy

      Our principal strategy is to provide property catastrophe excess of loss reinsurance programs to a geographically diverse, worldwide clientele of primary insurers with whom we maintain long-term relationships. Under excess of loss contracts, we begin paying losses when our customers’ claims from a particular catastrophic event exceed a specified amount (known as an attachment point), and our maximum liability is capped at an amount specified in our reinsurance contracts. To a lesser extent, we also seek to provide these clients with other excess of loss short-tail reinsurance products. On a limited basis, we provide similar reinsurance programs and products to reinsurers. We periodically consider underwriting additional lines of property/casualty coverage, including on a non-excess of loss basis, provided losses can be limited in a manner comparable to that described below.

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

      Capital-Based Exposure Limits. Each year, we establish maximum limitations on reinsurance accepted in defined geographic zones on the basis of, and as a proportion of, shareholders’ equity.

      Client Selection and Profile. We believe that establishing long-term relationships with insurers who have sound capital and risk management strategies is key to creating long-term value for our shareholders. We have successfully attracted customers that are generally sophisticated, long-established insurers who desire the assurance not only that claims will be paid, but that reinsurance will continue to be available after claims have been paid. We believe our financial stability, ratings from Standard & Poor’s (“S & P”) and A.M. Best and growth of capital are essential for creating and maintaining these long-term relationships.

      Capital Management and Shareholder Returns. We manage our capital relative to our risk exposure in an effort to maximize sustainable long-term growth in shareholder value, while recognizing that catastrophic losses will adversely impact short-term financial results from time to time. We seek growth of IPC’s capital to protect it from major catastrophes, to ensure ongoing customer relationships and to support premium growth opportunities.

      Disciplined Investment Management. In light of the risks of our underwriting business, our primary investment strategy is capital preservation. Current investment guidelines permit investments in equities up to a maximum of 20% of the total portfolio, and our fixed maturity investments are substantially limited to the top three investment grades or the equivalent thereof, at the time of purchase. At December 31, 2002 our equity investments consisted of three managed funds, an Institutional Index fund, which tracks the investment returns of the S & P 500 Index, an American equity fund and a global equity fund. The last two funds are managed by a subsidiary of AIG. The investment in such equities represented 15.6% of the total fair value of our investment portfolio on December 31, 2002. On that date, 75.2% of our fixed maturity investments consisted of cash and cash equivalents, U.S. Treasuries or other government agency issues and investments with an AAA or AA rating.

Business

      General. We provide treaty reinsurance principally to insurers of personal and commercial property worldwide. Treaty reinsurance is reinsurance of a specified type or category of risk defined in a contract. As described below, we write most reinsurance on an excess of loss basis. Our property catastrophe reinsurance coverages, which accounted for 80% of our gross premiums written during 2002, are generally “all-risk” in nature, subject to various policy exclusions. Our predominant exposure under such coverages is to property damage from unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes and volcanic eruptions, although we are also exposed to losses from sources as diverse as freezes, riots, floods, industrial explosions, fires, and other man-made or natural disasters. The balance of premiums written are derived from aviation (including satellite), property-per-risk excess, marine and other short-tail reinsurance. In accordance with market practice, our property catastrophe reinsurance coverage generally excludes certain risks such as war, pollution, nuclear contamination and radiation. During 2002, IPCRe participated in a number of underwriting pools which cover property losses arising from terrorist acts as a separate hazard.

      Because we underwrite property catastrophe reinsurance and have large aggregate exposures to natural and man-made disasters, our loss experience generally has included and will continue to include infrequent events of great severity. Consequently, the occurrence of losses from catastrophic events has caused and is likely to continue to cause our financial results to be volatile. In addition, because catastrophes are an inherent risk of our business, a major event or series of events, such as occurred during 1998, 1999 and 2001, can be expected to occur from time to time. In the future, such events could have a material adverse effect on our financial condition or results of operations, possibly to the extent of eliminating our shareholders’ equity. Increases in the values and concentrations of insured property and the effects of inflation have resulted in increased severity of industry losses in recent years, and we expect that those factors will increase the severity of catastrophe losses per year in the future.

      We currently seek to limit our loss exposure principally by offering most of our products on an excess of loss basis, adhering to maximum limitations on reinsurance accepted in defined geographic zones, limiting program size for each client and prudent underwriting of each program written. In addition, our policies contain limitations and exclusions from coverage and choice of forum. There can be no assurance that our efforts to limit exposure by using the foregoing methods will be successful. In addition, geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and the inclusion of a particular policy within a zone’s limits. Underwriting is inherently a matter of judgment, involving important assumptions about matters that are inherently unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance.

      Excess of loss Reinsurance Contracts. Our policy is to write substantially all of our business on an excess of loss basis. Such contracts provide a defined limit of liability, permitting us to quantify our aggregate maximum loss exposure. By contrast, maximum liability under pro rata contracts is more difficult to quantify precisely. Quantification of loss exposure is fundamental to our ability to manage our loss exposure through geographical zone limits and the program limits described below. Excess of loss contracts also help us to control our underwriting results by increasing our flexibility to determine premiums for reinsurance at specific retention levels, based upon our own underwriting assumptions, and independent of the premiums charged by primary insurers. In addition, because primary insurers typically retain a larger loss exposure under excess of loss contracts, they have a greater incentive to underwrite risks and adjust losses in a prudent manner.

      In addition, we diversify our risk by, to a limited extent, writing other short-tail coverages, including risk excess of loss, aviation (including satellite), and other lines, including marine, a quota share of workers’ compensation catastrophe excess, and kidnap and ransom and related exposures. These lines diversify risk (although they may involve some catastrophe exposure) and thus reduce the volatility in results of operations caused by catastrophes.

      The following table sets out our gross premiums written and number of contracts written by type of reinsurance.

	Year ended December 31,

	2002			2001			2000

		Percentage			Percentage			Percentage
		of	Number		of	Number		of	Number
Type of Reinsurance	Premiums	Premiums	of	Premiums	Premiums	of	Premiums	Premiums	of
Assumed	Written	Written	Contracts	Written	Written	Contracts	Written	Written	Contracts

	(in thousands)			(in thousands)			(in thousands)
Catastrophe excess of loss	$208,930	80.4%	1,550	$117,293	88.2%	1,564	$79,243	84.5%	1,676
Risk excess of loss	10,547	4.1%	76	3,220	2.4%	106	4,416	4.7%	132
Retrocessional reinsurance	15,578	6.0%	87	6,310	4.7%	71	2,676	2.9%	82
Aviation(1)	9,304	3.6%	34	5,924	4.4%	28	5,904	6.3%	25
Other	15,326	5.9%	83	310	0.3%	94	1,518	1.6%	137

Total	$259,685	100.0%	1,830	$133,057	100.0%	1,863	$93,757	100.0%	2,052

(1)	In 2002, aviation included three aviation contracts and two satellite contracts, written on a pro rata basis rather than excess of loss. In 2001, aviation included one aviation contract and two satellite contracts, written on a pro rata basis. Other aviation contracts were written on an excess of loss basis.

      Catastrophe Excess of loss Reinsurance. Catastrophe excess of loss reinsurance provides coverage to a primary insurer when aggregate claims and claim expenses from a single occurrence of a peril, covered under a portfolio of primary insurance contracts written by the primary insurer, exceed the attachment point specified in the reinsurance contract with the primary insurer. The primary insurer can then recover up to the limit of reinsurance it has elected to buy for each layer. Once a layer is breached by collection of claims, the primary insurer generally buys replacement coverage for the liability used, i.e., a reinstatement, for an additional premium. Most of our policies are limited to losses occurring during the policy term.

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

      Retrocessional Reinsurance. We also selectively provide reinsurance cover to other reinsurance companies, which is known as retrocessional protection. Demand for, and terms and conditions, including pricing of, this type of business can vary quite significantly from year to year. Accordingly, the premium volume that we write of this type of business will fluctuate year to year. Most of the underlying risks retroceded arise from property catastrophe excess of loss contracts.

      Aviation Reinsurance. We also write a small amount of short-tail aviation reinsurance on proportional and excess of loss bases. Although they primarily involve property damage, certain aviation risks may involve casualty coverage arising from the same event causing the property damage. In 2002, the majority of this business was written in three pro rata aviation contracts, where the underlying insurance is written on an excess of loss basis, and two pro rata satellite contracts.

      Other lines of business. Other lines include a pro rata participation in a number of pools which underwrite terrorism as a separate risk; a quota share of workers compensation catastrophe excess; a quota share of kidnap and ransom and related exposures; some marine excess of loss contracts and some miscellaneous property covers, on an excess of loss basis.

      Policy Features. Historically, our policies have been written for a one-year period, and generally without experience-based adjustments. During the period 1997 to 1999, the trend in the industry was towards multi-year policies. In particular, some of the insureds renewing policies in 1999 specifically requested longer periods, in part to address concerns regarding Y2K risks. A proportion of our policies in 1999 were for terms of fifteen to eighteen months. However, commencing in the second quarter of 1999, we declined renewals and submissions of new business which were on a multi-year basis, because of the general inadequacy of market pricing. In addition, during the same period, the industry offered a variety of experienced-based incentives such as “no claims” bonuses and profit commissions. A proportion of our policies included some or all of these incentives, but we have declined to accept such terms during the past two years. Because of the improvements in terms and conditions that have taken place recently, we will consider writing business on a multi-year basis treaty by treaty.

      Underwriting Services. Beginning on December 1, 2001, we commenced providing underwriting services to a multi-line insurance and reinsurance company in which AIG owns a 23.4% ownership interest. (See “Item 13. Certain Relationships and Related Transactions”, and Note 9 to the Consolidated Financial Statements — Related Party Transactions.)

Geographic Diversification

      Since inception, we have sought to diversify our exposure across geographic zones around the world in order to obtain the optimum spread of risk. We divide our markets into geographic zones and limit coverage we are willing to provide for any risk located in a particular zone, so as to limit our net aggregate loss exposure from all contracts covering risks believed to be located in that zone, to a predetermined level.

      The predetermined levels are established annually on the basis of, and as a proportion of, shareholders’ equity. If a proposed reinsurance program would cause the limit then in effect to be exceeded, the program would be declined, regardless of its desirability, unless we utilize retrocessional coverage (i.e., IPC purchasing reinsurance, such as our proportional reinsurance facilities), thereby reducing the net aggregate exposure to the maximum limit permitted, or less. If we were to suffer a net financial loss in any fiscal year, thus reducing shareholders’ equity, the limits per zone would be reduced in the next year, with the possible effect that we would thereafter reduce existing business in a zone exceeding such limit.

      Currently, we have divided the United States into 8 geographic zones and our other markets, including Europe and Japan, into a total of 18 zones. We designate as zones geographic areas which, based on historic catastrophe loss experience reflecting actual catastrophe events and property development patterns, we believe are most likely to absorb a large percentage of losses from one catastrophic event. These zones are determined using computer modeling techniques and underwriting assessments. The zones may vary in size, level of population density and commercial development in a particular area. The zones with the greatest exposure written are in the United States, in particular the Atlantic and North-Central regions, and northern Europe. The parameters of these geographic zones are subject to periodic review and change.

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

	Year ended December 31,

	2002			2001			2000

		Percentage			Percentage			Percentage
		of	Number		of	Number		of	Number
	Premiums	Premiums	of	Premiums	Premiums	of	Premiums	Premiums	of
Geographic Area(1)	Written	Written	Contracts	Written	Written	Contracts	Written	Written	Contracts

	(in thousands)			(in thousands)			(in thousands)
United States	$117,904	45.4%	707	$57,971	43.6%	729	$39,107	41.7%	806
Worldwide(2)	36,804	14.2%	206	22,165	16.7%	184	14,992	16.0%	227
Worldwide (excluding the U.S.)(3)	16,312	6.3%	71	5,758	4.3%	114	4,827	5.2%	104
Europe (including the U.K.)	62,861	24.2%	506	26,435	19.9%	412	19,144	20.4%	444
Japan	15,432	5.9%	79	7,383	5.5%	68	4,175	4.5%	71
Australia and New Zealand	6,102	2.4%	82	5,701	4.3%	120	5,188	5.5%	134
Other	4,270	1.6%	179	7,644	5.7%	236	6,324	6.7%	266

Total	$259,685	100.0%	1,830	$133,057	100.0%	1,863	$93,757	100.0%	2,052

Notes:

(1)	Except as otherwise noted, each of these categories includes contracts that cover risks primarily located in the designated geographic area.

(2)	Includes contracts that cover risks primarily in two or more countries, including the United States.

(3)	Includes contracts that cover risks primarily in two or more countries, excluding the United States.

      The following table sets out our gross aggregate in-force liability allocated to various zones of coverage exposure at January 1, 2003, 2002 and 2001. Our aggregate limits will be reduced to the extent that business is ceded to our reinsurance facilities (see “Retrocessional Reinsurance Purchased” below).

	Aggregate Limit of Liability at January 1,

	2003	2002	2001
Geographic Area
	(in thousands)	(in thousands)	(in thousands)
United States
New England	$742,061	$593,260	$277,817
Atlantic	776,912	633,586	314,165
Gulf	740,047	580,236	303,091
North Central	766,722	602,012	291,484
Mid West	734,521	593,876	307,440
West	735,521	576,904	294,937
Alaska	420,620	267,878	116,153
Hawaii	388,733	263,584	121,979
Total United States(1)	928,784	723,677	434,111
Canada	127,134	78,510	49,679
Worldwide(2)(3)	150,172	67,488	65,814
Worldwide (excluding the U.S.)(2)(4)	119,852	91,052	75,341
Northern Europe	667,887	508,037	253,014
Japan	182,008	124,071	83,830
Australia and New Zealand(2)	60,683	86,122	69,684
Other	162,457	131,664	48,613

Notes:

(1)	The United States in aggregate is not a zone. The degree of “double-counting” in the 8 U.S. zones is illustrated by the relation of the aggregate in-force limit of liability for the United States compared to the individual limits of liability in the 8 zones.

(2)	Except as otherwise noted, each of these aggregates includes contracts that cover risks located primarily in the designated geographic area.

(3)	Includes contracts that cover risks primarily in two or more countries, including the United States.

(4)	Includes contracts that cover risks primarily in two or more countries, excluding the United States.

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

Underwriting and Program Limits

      In addition to geographic zones, we seek to limit our overall exposure to risk by pursuing a disciplined underwriting strategy which limits the amount of reinsurance we will supply in accordance with a particular program or contract, so as to achieve diversification within and across geographical zones. Commencing January 2002, the maximum exposure was generally limited to $50 million per program and to $10 million per contract. Previously, program limits and contract limits were $25 million and $5 million, respectively. Under the authority of the Chief Executive Officer, we have exceeded these limits in a small number of instances. We also attempt to distribute our exposure across a range of attachment points i.e., the amount of claims that have to be borne by the ceding insurer before our reinsurance coverage applies. Attachment points vary and are based upon our assessment of the ceding insurer’s market share of property perils in any given geographic zone to which the contract relates, as well as the capital needs of the ceding insurer.

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

      In addition to the reinsurance data system, we use computer modeling to measure and estimate loss exposure under both simulated and actual loss scenarios and in comparing exposure portfolios to both single and multiple events. Since 1993, we have contracted Applied Insurance Research, Inc. for the use of their proprietary models, currently CATRADER®, as part of our modeling approach. These computer-based loss modeling systems utilize A.M. Best’s data and direct exposure information obtained from our clients, to assess each client’s catastrophe management approach and adequacy of their program’s protection. Modeling is part of our underwriting criteria for catastrophe exposure pricing. The majority of our client base also use one or more of the various modeling consulting firms in their exposure management analysis. In addition, we sometimes perform or contract for additional modeling analysis when reviewing our major commitments. The combination of reinsurance system information, together with CATRADER® modeling, enables us to monitor and control our acceptance of exposure on a global basis.

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

      We have a procedure for underwriting control to ensure that all acceptances are made in accordance with our underwriting policy and aggregate control. Each underwriting individual is given an underwriting authority, limits above which must be submitted for approval to the Chief Executive Officer. All new acceptances are reviewed by senior underwriting personnel.

      Generally, 60% (by volume) of premiums (excluding reinstatement premiums) we write each year are for contracts which have effective dates in the first quarter, about 20% in the second quarter, about 15% in the third quarter. Premiums are generally due in installments, either quarterly or semi-annually, over the contract term, with each installment usually received within 30 days after the due date.

Retrocessional Reinsurance Purchased

      Effective January 1, 1999, we arranged a proportional reinsurance facility for IPCRe through two leading intermediaries. The business covered by this facility is property catastrophe business written by IPCRe. The facility provides coverage of up to $50 million in each of at least 5 named zones, and potentially other zones of our choosing, provided that the risks in those zones do not accumulate with those in the named zones. The United States and the Caribbean are excluded zones. The named zones are the United Kingdom; Europe (excluding the U.K.); Australia/ New Zealand; Japan and Canada. Business ceded to the facility is solely at our discretion. Within these limitations, we may designate the treaties to be included in the facility, subject to IPCRe retaining at least 50% of the risk. The premium ceded is pro rata, less brokerage, taxes and an override commission. AIG, as a participating reinsurer, has a 10% participation on a direct basis. Most reinsurers participating in the facility have financial strength ratings of A or above, and the minimum rating is A-. This facility was subsequently renewed annually on the same terms and the bound participation has been 92%, 61.5%, 37.0% and 60.5% for 2000, 2001, 2002 and 2003 respectively. IPCRe co-participates on the balance.

      Effective January 1, 2002 we arranged a Property Catastrophe Excess of Loss reinsurance facility in respect of certain property business written by IPCRe. This facility covers first losses only for the business ceded to this facility and all subsequent events are retained by IPCRe. Business ceded to this facility includes worldwide business excluding the United States and Canada. The reinsurer participating in the facility in 2002 had a financial strength rating of A+. IPCRe can cede $15 million net loss in the aggregate per contract year to the facility. IPCRe’s retention is $10 thousand in the aggregate. Business ceded to this facility is at our sole discretion. This facility was renewed at January 1, 2003 with a different reinsurer, whose rating is AA-. Under the terms of the treaty, coverage is now $30 million excess of $10 thousand in the aggregate.

Marketing

      Our customers generally are sophisticated, long-established insurers who understand the risks involved and who desire the assurance not only that claims will be paid but that reinsurance will continue to be available after claims are paid. Catastrophic losses can be expected to affect financial results adversely from time to time, and we believe that financial stability, ratings and growth of capital (as well as service and innovation) are essential for creating long-term relationships with clients, and that such relationships are key to creating long-term value for the Company and our shareholders. During 2002, no single ceding insurer accounted for more than 5.4% of our gross premiums written.

      We market our reinsurance products worldwide through non-exclusive relationships with more than 50 of the leading reinsurance brokers active in the U.S. and non-U.S. markets for property catastrophe reinsurance. In addition, from 1993 to January 2000 our products were marketed in Europe through IPCRe Services. As noted above, IPCRe Services ceased operations in January 2000, because consolidation among our clients and brokers has reduced the need to maintain a physical presence in the U.K. in order to promote our services.

      Based on premiums written during the year ended December 31, 2002, the five broker groups from which we derived the largest portions of our business in 2002 (with the approximate percentage of our business derived from such group) are Marsh & McLennan Companies, Inc. (34.8%), Aon Corp. and affiliates (27.0%), Willis Group (12.8%), Benfield Group (9.6%), and Towers Perrin (1.9%). For the years ended December 31, 2001 and 2000, respectively, the approximate percentages were: Marsh — 41.8% and 35.8%; Aon — 17.8% and 19.7%; Willis — 11.0% and 11.4%; Benfield — 10.9% and 6.5%; Herbert Clough — 3.7% and 5.7%. During the year ended December 31, 2002, we had in force reinsurance contracts with only 13 ceding companies which were not derived from a reinsurance broker; otherwise, our products are marketed exclusively through brokers. All brokerage transactions are entered into on an arm’s-length basis.

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

Reserves for Losses and Loss Adjustment Expenses

      Under generally accepted accounting principles in the United States of America, we are not permitted to establish loss reserves with respect to our property catastrophe business until the occurrence of an event which may give rise to a claim. Once such an event occurs, we establish reserves based upon estimates of losses incurred by the ceding insurers as a result of the event and our estimate of the portion of such loss we have reinsured. With respect to our non-catastrophe business, we are permitted to establish loss reserves as determined by a historical loss development pattern. Only loss reserves applicable to losses incurred up to the reporting date may be set aside, with no allowance for the provision of a contingency reserve to account for expected future losses. Claims arising from future catastrophic events can be expected to require the establishment of substantial reserves from time to time. Our reserves are adjusted as we receive notices of claims and proofs of loss from reinsureds and as estimates of severity of damages and our share of the total loss are revised.

      We establish additional reserves where we believe that the ultimate loss amount is greater than that reported to us by the ceding company. These reserves, which provide for development on reported losses, are also known as Reported but not Enough (“RBNE”) reserves. We also establish reserves for losses incurred as a result of an event known but not reported to us. These incurred but not reported (“IBNR”) reserves, together with RBNE reserves, are established for both catastrophe and other losses. To estimate the portion of loss and loss adjustment expenses relating to these claims for the year, we review our portfolio of business to determine where the potential for loss may exist. Industry loss data, as well as actual experience, knowledge of the business written by us and general market trends in the reinsurance industry, are considered. We may also use computer modeling to measure and estimate loss exposure under the actual event scenario, if available. Since 1993, we have contracted Applied Insurance Research, Inc. for the use of their proprietary models — currently CATRADER® — as part of our modeling approach. These computer-based loss modeling systems utilize A.M. Best’s data and direct exposure information obtained from our clients. The sum of the individual estimates derived from the above methodology provides us with an overall estimate of the loss reserve for the company as a whole. We have contracted a leading worldwide independent firm of actuaries to conduct a review of reserves on a semi-annual basis.

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

      See also “Management’s Discussion and Analysis — Critical Accounting Policies” contained in the Annual Report.

Investments

      General. Our current investment strategy is defined primarily by the need to safeguard our capital, since we believe that the risks inherent in catastrophe reinsurance should not be augmented by a speculative investment policy. For this reason our investment policy is conservative with a strong emphasis on the quality of investments. At December 31, 2002, other than cash, our investments consisted of fixed maturity securities, none of which had a rating of less than A, and investments in three equity mutual funds. Corporate bonds represented 57% of total fixed maturity investments at December 31, 2002 and of these 45% were issued by U.S. corporations and 55% by non-U.S. corporations. Our investment policy also stresses diversification and at December 31, 2002, the Federal Home Loan Mortgage Corp. was the only individual issuer whose securities represented more than 5% of our portfolio. Guidelines are also set which limit permitted issuers, the amount of non-U.S. dollar denominated securities and the target duration of the portfolio.

      The following table summarizes the fair value of our investments and cash and cash equivalents as of December 31, 2002 and 2001:

	December 31,

Type of Investment	2002	2001

	(in thousands)
Fixed Maturities available for sale
U.S. Government and government agencies	$106,507	$151,369
Other governments	179,472	105,347
Corporate	772,893	435,845
Supranational entities	94,737	65,663

	1,153,609	758,224
Equities, available for sale	216,897	158,870
Cash and cash equivalents	16,656	315,207

	$1,387,162	$1,232,301

      We regularly monitor the difference between the cost and fair value of our investments, which involves uncertainty as to whether declines in value are temporary in nature. If we believe a decline in value of a particular investment is temporary, we record the decline as an unrealized loss as a separate component of our shareholders’ equity. If we believe the decline is other-than-temporary, we write down the cost basis of the investment to the market price as of the reporting date and record a realized loss in our statement of income (loss). The determination that a security has incurred an other-than-temporary decline in value requires the judgement of IPC’s management, which includes the views of our investment managers and a regular review of our investments. Our assessment of a decline in value includes our current judgement as to the financial position and future prospects of the entity that issued the security. If that judgement changes in the future we may ultimately record a realized loss, after having originally concluded that the decline in value was temporary.

      We review all securities that are trading at a significant discount to par, amortized cost (if lower) or cost for an extended period of time. We generally focus our attention on all securities whose market value is less than 75% of their cost. The specific factors we consider in evaluating potential impairment include the following:

•	The extent of decline in value

•	The length of time the security is below cost

•	The future prospects of the issuer, or in the case of mutual funds, the future prospects of the fund

•	Whether the decline appears to be related to general market or industry conditions, or is issuer-specific

•	Our intent and ability to hold the security

•	Other qualitative and quantitative factors

      Our investment guidelines are reviewed periodically and are subject to change at the discretion of the Board of Directors.

      Maturity and Duration of Portfolio. Currently, we maintain a target modified duration for the portfolio of between 1.25 years and 3.75 years although actual maturities of individual securities vary from less than one year to a maximum of eight years for fixed maturity securities and ten years for money-market securities. At December 31, 2002 the fixed maturity portfolio (including cash and cash equivalents within such portfolio) had an average maturity of 2.9 years and an average modified duration of 2.45 years. We believe that, given the relatively high quality of our portfolio, adequate market liquidity exists to meet our cash demands.

      The following table summarizes the fair value by maturities of our fixed maturity investment portfolio as of December 31, 2002 and 2001. For this purpose, maturities reflect contractual rights to put or call the securities; actual maturities may be longer.

	December 31,

	2002	2001

	(in thousands)
Due in one year or less	$99,914	$40,922
Due after one year through five years	883,323	580,383
Due after five years through ten years	170,372	136,919

	$1,153,609	$758,224

      Quality of Debt Securities in Portfolio. Our investment guidelines stipulate that a majority of the securities be AAA and AA rated, although a select number of A rated issues is permitted. The primary rating source is Moody’s Investors Service Inc. (“Moody’s”). When no Moody’s rating is available, S & P ratings are used and where split-ratings exist, the higher of Moody’s and S & P is used.

      The following table summarizes the composition of the fair value of all cash and fixed maturity investments by rating:

	December 31,

	2002	2001

Cash and cash equivalents	1.4%	29.4%
U.S. Government and government agencies	9.1%	14.1%
AAA	30.8%	16.9%
AA	33.9%	32.2%
A	24.8%	7.4%

	100.0%	100.0%

      There are no delinquent securities in our investment portfolio.

      Equities. Our investments in equities comprise holdings of units in three mutual funds. The AIG Global Equity Growth fund is incorporated in Ireland, managed by AIG/Sun America and invests predominantly in large capitalized companies operating in diverse sectors of global equity markets. The AIG American Equity Trust fund is also incorporated in Ireland, managed by AIG/ Sun America and invests predominantly in large capitalized companies operating in diverse sectors of North America. The third fund is the Vanguard Institutional Index fund, a U.S.-based fund which seeks to replicate the performance of the S & P 500 Index.

      Real Estate. Our portfolio does not contain any investments in real estate or mortgage loans.

      Foreign Currency Exposure. At December 31, 2002 and 2001, most of our fixed maturity investments were in securities denominated in U.S. dollars, with the exception of an Australian dollar time deposit in the amount of approximately U.S. $3.1 million (equivalent). The investment guidelines permit up to 20% of the portfolio to be invested in non-U.S. dollar securities. However, from inception, such investments have been made infrequently and for the purpose of improving overall portfolio yield. When we do hold non-U.S. dollar denominated securities, we have entered and may enter into forward foreign exchange contracts for purposes of hedging our non-U.S. dollar denominated investment portfolio. In addition, in the event that loss payments must be made in currencies other than the U.S. dollar, in some cases we will match the liability with assets denominated in the same currency, thus mitigating the effect of exchange rate movements on the balance sheet. To date, this strategy has been used on three occasions. See also “Management’s Discussion and Analysis — Quantitative and Qualitative Disclosure about Market Risk”, contained in the Annual Report.

      Derivatives. Our investment policy guidelines provide that financial futures and options and foreign exchange contracts may not be used in a speculative manner but may be used, subject to certain numerical limits, as part of a defensive strategy to protect the market value of the portfolio. No investments were made in derivative instruments during 2002, and there were no open positions at December 31, 2002.

      Investment Advisory and Custodial Services. Investment advisory and custodial services are provided to us by subsidiaries of AIG. See “Item 13. Certain Relationships and Related Transactions.”

Competition

      The property catastrophe reinsurance industry is highly competitive. We compete, and will continue to compete, with insurers and property catastrophe reinsurers worldwide, many of which have greater financial, marketing and management resources than we do. Some of our competitors are large financial institutions who have reinsurance divisions, while others are specialty reinsurance companies. In total, there are several hundred companies writing reinsurance of different types, including property catastrophe. Our main competition in the industry comes from multi-line insurance and reinsurance providers that write catastrophe-based products as part of a larger portfolio. Our major competitors include companies based in the U.S., Europe and Bermuda. Though all of these companies offer property catastrophe reinsurance, in many cases it accounts for a small percentage of their total portfolio. During the fourth quarter of 2001, in response to a reduction in market capacity and perceived increase in demand, a number of new insurance and reinsurance companies were formed in Bermuda and elsewhere, most of which write property catastrophe reinsurance. Also, several of our existing competitors have raised additional capital, or have announced plans to do so. In addition, there may be established companies or new companies of which we are not aware that may be planning to enter the property catastrophe reinsurance market or existing reinsurers that may be planning to commit capital to this market. Competition in the types of reinsurance business that we underwrite is based on many factors, including premium charges and other terms and conditions offered, services provided, ratings assigned by independent rating agencies, speed of claims payment, claims experience, perceived financial strength, the length of relationships with clients and brokers and experience and reputation of the reinsurer in the line of reinsurance to be written. Many of the reinsurers who have entered the Bermuda-based and other reinsurance markets have or could have more capital than us. The full effect of this additional capital on the reinsurance market may not be known for some time. No assurance can be given as to what impact this additional capital will ultimately have on terms or conditions of the reinsurance contracts of the types written by us.

      In September 1996, IPCRe was rated by A.M. Best Company, Inc. (“A.M. Best”), who gave it an initial rating of A+ (Superior). This rating was affirmed by A.M. Best in all subsequent years. In July, 1997 S & P assigned financial strength and counter-party credit ratings of A+ (Strong), which were also affirmed in all subsequent years. During 1999, these ratings were extended to IPCRe Europe. The rating received from A.M. Best represents the second highest rating on their rating scale. The rating received from S & P represents the fifth highest rating on their rating scale. Such ratings are based on factors of concern to cedents and brokers and are not directed toward the protection of investors. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell such securities. While we believe that IPCRe’s current ratings are of benefit, some of our principal competitors have a rating equal to or greater than that of IPCRe. Insurance ratings are one factor used by brokers and cedents in the United States as a means of assessing the financial strength and quality of reinsurers. In addition, a cedent’s own rating may be adversely affected by the rating of its reinsurer(s). IPCRe is not licensed or admitted as an insurer in any jurisdiction in the United States and, consequently, must generally post letters of credit or other security to cover outstanding claims of, or unearned premiums with respect to, ceding insurers in the United States to enable such insurers to obtain favorable regulatory capital treatment of their reinsurance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”, contained in the Annual Report.

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

Employees

      As of January 1, 2003, we employed 15 people on a full-time basis including our Chief Executive Officer, Chief Financial Officer and four underwriters. We believe that employee relations are good. None of our employees are subject to collective bargaining agreements, and we know of no current efforts to implement such agreements at IPC.

      Some of our employees, including most of our senior management, are employed pursuant to work permits granted by the Bermuda authorities. These permits expire at various times over the next several years. We have no reason to believe that these permits would not be extended upon request at their respective expirations. However, regulations enacted by the Minister of Labour and Home Affairs in Bermuda have imposed limitations on the number of times permits for non-key employees are renewed, to a maximum of six years.

Subsidiaries

      IPCRe is a wholly-owned subsidiary of IPC Holdings. It was formed as a Bermuda company in June, 1993.

      On September 10, 1998, IPCRe incorporated a subsidiary in Ireland named IPCRe Europe Limited. Effective October 1, 1998, IPCRe Europe commenced underwriting selected reinsurance business primarily in Europe. Currently, IPCRe Europe retrocedes 90% of the business it underwrites to IPCRe.

      On November 7, 2002, IPC Holdings incorporated IPCUSL, a new subsidiary in Bermuda IPCUSL is registered in Bermuda as a licensed insurance agent.

Regulation

     Bermuda — The Insurance Act of 1978, as amended, and Related Regulations (the “Insurance Act”).

      As a holding company, IPC Holdings is not subject to Bermuda insurance regulations. The Insurance Act, which regulates the insurance business of IPCRe, provides that no person shall carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (the “Authority”), which is responsible for the day-to-day supervision of insurers. Under the Insurance Act, insurance business includes reinsurance business. The Authority, in deciding whether to grant registration, has broad discretion to act as the Authority thinks fit in the public interest. The Authority is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. The registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the Authority may impose at any time.

      An Insurance Advisory Committee appointed by the Bermuda Minister of Finance advises the Authority on matters connected with the discharge of the Authority’s functions and sub-committees thereof supervise and review the law and practice of insurance in Bermuda, including reviews of accounting and administrative procedures.

      The Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants to the Authority powers to supervise, investigate and intervene in the affairs of insurance companies. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.

      Classification of Insurers. The Insurance Act distinguishes between insurers carrying on long-term business and insurers carrying on general business. There are four classifications of insurers carrying on general business, with Class 4 insurers subject to the strictest regulation. IPCRe is registered as a Class 4 insurer, and is regulated as such under the Insurance Act.

      Cancellation of Insurer’s Registration. An insurer’s registration may be cancelled by the Authority on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act or, if in the opinion of the Authority, the insurer has not been carrying on business in accordance with sound insurance principles.

      Principal Representative. An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, the principal office of IPCRe is at our executive offices in Pembroke, Bermuda, and IPCRe’s principal representative is our President and Chief Executive Officer. Without a reason acceptable to the Authority, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days’ notice in writing to the Authority is given of the intention to do so. It is the duty of the principal representative, within 30 days of reaching the view that there is a likelihood of the insurer for which the principal representative acts becoming insolvent or that a reportable “event” has, to the principal representative’s knowledge, occurred or is believed to have occurred, to make a report in writing to the Authority setting out all the particulars of the case that are available to the principal representative. Examples of such a reportable “event” include failure by the insurer to comply substantially with a condition imposed upon the insurer by the Authority relating to a solvency margin or a liquidity or other ratio.

      Independent Approved Auditor. Every registered insurer must appoint an independent auditor who will annually audit and report on the Statutory Financial Statements and the statutory financial return of the insurer, both of which, in the case of IPCRe, are required to be filed annually with the Authority. The independent auditor of IPCRe must be approved by the Authority and may be the same person or firm which audits IPCRe’s financial statements and reports for presentation to its shareholders.

      Loss Reserve Specialist. As a registered Class 4 insurer, IPCRe is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its loss and loss expense provisions. The loss reserve specialist, who will normally be a qualified property and casualty actuary, must be approved by the Authority.

      Statutory Financial Statements. An insurer must prepare annual Statutory Financial Statements. The Insurance Act prescribes rules for the preparation and substance of such Statutory Financial Statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto). The insurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The Statutory Financial Statements are not prepared in accordance with generally accepted accounting principles in the United States of America and are distinct from the financial statements prepared for presentation to the insurer’s shareholders under the Companies Act 1981 of Bermuda (the “Companies Act”), which financial statements will be prepared in accordance with generally accepted accounting principles in the United States of America. IPCRe, as a general business insurer, is required to submit the annual Statutory Financial Statements as part of the annual statutory financial return. The Statutory Financial Statements and the statutory financial return do not form part of the public records maintained by the Authority.

      Annual Statutory Financial Return. IPCRe is required to file with the Authority a statutory financial return no later than four months after its financial year end (unless specifically extended). The statutory financial return for an insurer includes, among other matters, a report of the approved independent auditor on the Statutory Financial Statements of such insurer, solvency certificates, the Statutory Financial Statements themselves, the opinion of the loss reserve specialist and a schedule of reinsurance ceded. The solvency certificates must be signed by the principal representative and at least two directors of the insurer who are required to certify, among other matters, whether the minimum solvency margin has been met and whether the insurer complied with the conditions attached to its certificate of registration. The independent approved auditor is required to state whether in its opinion it was reasonable for the directors to so certify. Where an insurer’s accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the statutory financial return.

      Minimum Solvency Margin and Restrictions on Dividends and Distributions. Under the Insurance Act, the amount of the general business assets of a Class 4 insurer, such as IPCRe, must exceed the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin.

      IPCRe

(1)	is required with respect to its general business, to maintain a minimum solvency margin equal to the greatest of:

(A)	$100,000,000,

(B)	50% of net premiums written (being gross premiums written less any premiums ceded by IPCRe. IPCRe may not deduct more than 25% of gross premiums when computing net premiums written), and

(C)	15% of losses and loss adjustment expenses, net of reinsurance recoveries;

(2)	is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio (see below) or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio (if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, IPCRe is prohibited, without the approval of the Authority, from declaring or paying any dividends during the next financial year);

(3)	is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least 7 days before payment of such dividends) with the Authority an affidavit signed by two directors and the Principal Representative in Bermuda stating that it will continue to meet the required margins after the payment of the dividends;

(4)	is prohibited, without the approval of the Authority, from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements, and any application for such approval must include an affidavit stating that it will continue to meet the required margins; and

(5)	is required, at any time it fails to meet its solvency margin, within 30 days (45 days where total statutory capital and surplus falls to $75 million or less) after becoming aware of that failure or having reason to believe that such failure has occurred, to file with the Authority a written report containing certain information.

      Minimum Liquidity Ratio. The Insurance Act provides a minimum liquidity ratio for general business insurers. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. There are certain categories of assets which, unless specifically permitted by the Authority, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined).

      Supervision, Investigation and Intervention. The Authority may appoint an inspector with extensive powers to investigate the affairs of an insurer if the Authority believes that an investigation is required in the interest of the insurer’s policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to the Authority, the Authority may direct an insurer to produce documents or information relating to matters connected with the insurer’s business.

      If it appears to the Authority that there is a risk of the insurer becoming insolvent, or that it is in breach of the Insurance Act or any conditions imposed upon its registration, the Authority may, among other things, direct the insurer (1) not to take on any new insurance business, (2) not to vary any insurance contract if the effect would be to increase the insurer’s liabilities, (3) not to make certain investments, (4) to realize certain investments, (5) to maintain in, or transfer to the custody of a specified bank, certain assets, (6) not to declare or pay dividends or other distributions or to restrict the making of such payments and/or (7) to limit its premium income.

      Disclosure of Information. In addition to powers under the Insurance Act to investigate the affairs of an insurer, the Authority may require certain information from an insurer (or certain other persons) to be produced to the Authority. Further, the Authority has been given powers to assist other regulatory authorities, including foreign insurance regulatory authorities with their investigations involving insurance and reinsurance companies in Bermuda but subject to restrictions. For example, the Authority must be satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities of the foreign regulatory authority. Further, the Authority must consider whether to co-operate is in the public interest. The grounds for disclosure are limited and the Insurance Act provides sanctions for breach of the statutory duty of confidentiality.

      Certain Other Considerations. IPC Holdings, IPCRe and IPCUSL (together “IPCBDA”) will each also need to comply with the provisions of the Companies Act regulating the payment of dividends and making of distributions from contributed surplus. A company is prohibited from declaring or paying a dividend, or making a distribution out of contributed surplus, if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

      Although IPCBDA are incorporated in Bermuda, they are classified as non-resident of Bermuda for exchange control purposes by the Bermuda Monetary Authority. Pursuant to its non-resident status, IPCBDA may hold any currency other than Bermuda Dollars and convert that currency into any other currency (other than Bermuda Dollars) without restriction.

      As “exempted” companies, IPCBDA may not, without the express authorization of the Bermuda legislature or under a license granted by the Minister, participate in certain business transactions, including: (i) the acquisition or holding of land in Bermuda (except that held by way of lease or tenancy agreement which is required for its business and held for a term not exceeding 50 years, or which is used to provide accommodation or recreational facilities for its officers and employees and held with the consent of the Minister, for a term not exceeding 21 years); (ii) the taking of mortgages on land in Bermuda in excess of $50,000; or (iii) the carrying on of business of any kind in Bermuda, except in certain limited circumstances such as doing business with another exempted undertaking in furtherance of the business of IPCBDA (as the case may be) carried on outside Bermuda.

      The Bermuda government actively encourages foreign investment in “exempted” entities like the Company that are based in Bermuda, but do not operate in competition with local businesses. As well as having no restrictions on the degree of foreign ownership, IPCBDA are not currently subject to taxes on their income or dividends or to any foreign exchange controls in Bermuda. In addition, there currently is no capital gains tax in Bermuda.

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

      In addition to the regulatory requirements imposed by the jurisdictions in which they are licensed, reinsurers’ business operations are affected by regulatory requirements in various states of the United States governing “credit for reinsurance” which are imposed on their ceding companies. In general, a ceding company which obtains reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction or state in which the reinsurer files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the liability for unearned premiums and loss reserves and loss expense reserves ceded to the reinsurer. IPCRe is not licensed, accredited or approved in any state in the United States. The great majority of states, however, permit a credit to statutory surplus resulting from reinsurance obtained from a non-licensed or non-accredited reinsurer to be offset to the extent that the reinsurer provides a letter of credit or other acceptable security arrangement. A few states do not allow credit for reinsurance ceded to non-licensed reinsurers except in certain limited circumstances and others impose additional requirements that make it difficult to become accredited. Premiums ceded to IPCRe are also subject to excise tax in the United States for U.S. business, and in certain other jurisdictions.

      We do not believe that IPCRe violates insurance laws of any jurisdiction in the United States. There can be no assurance, however, that inquiries or challenges to IPCRe’s reinsurance activities will not be raised in the future. We believe that IPCRe’s manner of conducting business through our offices in Bermuda has not materially adversely affected its operations to date. There can be no assurance, however, that our location, regulatory status or restrictions on our activities resulting therefrom will not adversely affect our ability to conduct business in the future.

     European Union

      IPCRe Europe is incorporated in Ireland and is, as such, subject to regulations imposed by the European Union.

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

      Taxation of IPCBDA. IPCBDA are Bermuda corporations, none of which files United States federal income tax returns. We believe that IPCRe operates in such a manner that it is not subject to U.S. tax (other than U.S. excise tax on reinsurance premiums and withholding tax on certain investment income from U.S. sources) because it does not engage in a trade or business in the United States. However, because definitive identification of activities which constitute being engaged in a trade or business in the United States is not provided by the U.S. Internal Revenue Code of 1986, as amended (the “Code”) or regulations or court decisions, there can be no assurance that the U.S. Internal Revenue Service (the “IRS”) will not contend that any of IPCBDA is engaged in a trade or business in the United States. If IPCRe were to qualify for benefits under the income tax treaty between the United States and Bermuda, it would only be subject to U.S. tax if it is deemed to be engaged in the conduct of a U.S. trade or business through a “permanent establishment” in the United States. Any profits attributable to such permanent establishment would be subject to U.S. tax at regular corporate rates, plus an additional 30% “branch profits” tax on such income remaining after the regular tax, in which case our earnings and shareholders’ equity could be materially adversely affected.

      Currently, IPCRe pays premium excise taxes in the United States (1%), Australia (3%), and certain other jurisdictions. From time to time, U.S. legislation has been proposed which would increase such tax to 4%.

      Controlled Foreign Corporation Rules. Each “United States shareholder” of a “controlled foreign corporation” (“CFC”) who owns shares in the CFC on the last day of the CFC’s taxable year must include in its gross income for United States federal income tax purposes its pro rata share of the CFC’s “subpart F income”, even if the subpart F income is not distributed. For these purposes, any U.S. person who owns, directly or indirectly through foreign persons, or is considered to own under applicable constructive ownership rules of the Code, 10% or more of the total combined voting power of all classes of stock of a foreign corporation will be considered to be a “United States shareholder”. In general, a foreign insurance company such as IPCRe or IPCRe Europe is treated as a CFC only if such “United States shareholders” collectively own more than 25% of the total combined voting power or total value of its stock for an uninterrupted period of 30 days or more during any tax year. AIG owns 24.3% of the Common Shares, although, pursuant to our Bye-laws, the combined voting power of these shares is limited to less than 10% of the combined voting power of all shares. We believe that, because of the dispersion of IPC Holdings’ share ownership among holders other than AIG and because of the restrictions on transfer, issuance or repurchase of the Common Shares, shareholders of IPC Holdings should not be subject to treatment as “United States shareholders” of a CFC. In addition, because under the Bye-laws no single shareholder (including AIG) is permitted to exercise as much as 10% of the total combined voting power of IPC Holdings, shareholders of IPC Holdings should not be viewed as “United States shareholders” of a CFC for purposes of these rules. There can be no assurance, however, that these rules will not apply to shareholders of IPC Holdings, including as a result their indirect ownership of the stock of IPC Holdings’ subsidiaries. Accordingly, U.S. persons who might, directly or through attribution, acquire 10% or more of the Common Shares of IPC Holdings should consider the possible application of the CFC rules.

      Related Person Insurance Income Rules. If IPCRe’s related person insurance income (“RPII”) were to equal or exceed 20% of IPCRe’s gross insurance income in any taxable year, any U.S. person who owns Common Shares directly or indirectly on the last day of the taxable year would likely be required to include in its income for U.S. federal income tax purposes its pro rata share of IPCRe’s RPII for the taxable year, determined as if such RPII were distributed proportionately to such United States shareholders at that date regardless of whether such income is distributed. The amount of RPII earned by IPCRe (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. shareholder of IPCRe or any person related to such shareholder, including IPC Holdings) will depend on a number of factors, including the geographic distribution of IPCRe’s business and the identity of persons directly or indirectly insured or reinsured by IPCRe. Although we do not believe that the 20% threshold was met in taxable years from 1994 to 2002, some of the factors which determine the extent of RPII in any period may be beyond our control. Consequently, there can be no assurance that IPCRe’s RPII will not equal or exceed 20% of its gross insurance income in any taxable year.

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

      Tax-Exempt Shareholders. Tax-exempt entities are generally required to treat certain subpart F insurance income, including RPII, that is includable in income by the tax-exempt entity as unrelated business taxable income.

Item 2.     Properties

      Pursuant to an administrative services agreement with American International Company, Limited (“AICL”), an indirect wholly-owned subsidiary of AIG, IPC Holdings and IPCRe are allocated office space in AICL’s building in Bermuda and our executive offices are located there. The address of the executive offices is American International Building, 29 Richmond Road, Pembroke HM 08, Bermuda and our telephone number is (441) 298-5100.

Item 3.     Legal Proceedings

      We will be subject to litigation and arbitration in the ordinary course of our business. We are not currently involved in any material pending litigation or arbitration proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 2002.

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

	High	Low

Year ended December 31, 2002
First Quarter	$32.54	$27.51
Second Quarter	34.48	29.96
Third Quarter	32.43	25.94
Fourth Quarter	32.49	28.55

Year ended December 31, 2001
First Quarter	$24.50	$19.38
Second Quarter	25.05	18.50
Third Quarter	24.75	18.90
Fourth Quarter	29.95	22.10

      Our common shares are also listed on the Bermuda Stock Exchange

      As of February 28, 2003, there were 58 holders of record of common shares.

      In September, 2001 we paid a dividend of $0.16 per common share. We did not pay dividends during 2002 or 2000. In each of March, June, and September, 1999, we paid dividends of $0.3175 per common share. In December 1999, we paid a dividend of $0.16 per common share. The amount and timing of dividends is at the discretion of our Board of Directors and is dependent upon our profits and financial requirements, as well as loss experience, business opportunities and any other factors that the Board deems relevant. In addition, if we have funds available for distribution, we may nevertheless determine that such funds should be retained for the purposes of replenishing capital, expanding premium writings or other purposes. We are a holding company, whose principal source of income is cash dividends and other permitted payments from IPCRe and IPCUSL. The payment of dividends from IPCRe to us is restricted under Bermuda law and regulation, including Bermuda insurance law, and under IPCRe’s $150 million revolving credit facility which expires on June 30, 2003. The credit facility limits the amount of dividends that may be paid quarterly by IPCRe to us to the lesser of i) IPCRe’s aggregate positive net income from March 31, 1998 to the end of the then-current fiscal quarter over the aggregate amount of all dividends and distributions paid during the same period, and ii) IPCRe’s positive consolidated net income for the four fiscal quarters ending in the immediate prior quarter, over the aggregate amount of all dividends and distributions paid during the same period. The maximum amount of dividends that IPCRe could have paid in the fourth quarter of 2002 in accordance with the terms of the credit facility was $156.7 million.

      Under the Insurance Act, IPCRe is required to maintain a solvency margin and a minimum liquidity ratio and is prohibited from declaring or paying any dividends if to do so would cause IPCRe to fail to meet its solvency margin and minimum liquidity ratio. Under the Insurance Act, IPCRe is prohibited from paying dividends of more than 25% of its total statutory capital and surplus at the end of the previous fiscal year unless it files an affidavit stating that the declaration of such dividends has not caused it to fail to meet its solvency margin and minimum liquidity ratio. The Insurance Act also prohibits IPCRe from declaring or paying dividends requirements without the approval of the Bermuda Monetary Authority if IPCRe failed to meet its solvency margin and minimum liquidity ratio on the last day of the previous fiscal year. The maximum amount of dividends which could be paid by IPCRe to IPC Holdings at January 1, 2003 without such notification is approximately $321 million. In addition, IPCRe is prohibited under the Insurance Act from reducing its opening total statutory capital by more than 15% without the approval of the Authority. As a result of these factors, there can be no assurance that our dividend policy will not change or that we will declare or pay any dividends.

      On January 23, 2003 we declared a dividend of $0.16 per share, paid on March 5, 2003 to shareholders of record on February 19, 2003.

     Sales of Unregistered Shares

      Information Required by Item 701 of Regulation S-K:

a) On December 12, 2001 2,847,000 common shares of the Company were sold via a private placement. In addition, AIG exercised the AIG Option to acquire 2,113,700 common shares.

b) The shares were sold to AIG.

c) The offering price for the private placement was $26.00 per share; no discounts or commissions were applicable. The AIG Option was exercisable at a price of $12.7746 per share.

d) Exemption from registration was claimed pursuant to Section 4(2) of the Securities Act of 1933. The shares were not sold pursuant to a registration statement or Rule 144 under the Securities Act

      The information required in respect of the Equity Compensation Plan is incorporated herein by reference to the information contained under the caption “Executive Compensation” in the Proxy Statement.

Item 6.	Selected Financial Data

      The historical consolidated financial data presented below as of and for each of the periods ended December 31, 2002, 2001, 2000, 1999, and 1998 were derived from our consolidated financial statements which are incorporated herein by reference to the Annual Report. The selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” also contained in the Annual Report and incorporated herein by reference.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(in thousands, except per share amounts)
Statement of Income Data:
Gross premiums written	$259,685	$133,057	$93,757	$97,162	$111,265
Net premiums earned	226,404	123,375	86,961	94,967	120,125
Net investment income	49,320	32,245	31,089	30,327	30,053
Other income	2,684	—	—	—	—
Loss and loss adjustment expenses incurred	38,775	137,551	53,661	129,362	61,459
Acquisition costs	24,521	12,686	9,049	13,028	16,968
General and administrative expenses	13,893	9,381	9,311	9,641	10,680
Exchange loss/(gain), net	(1,554)	551	2,348	411	371
Net realized gains/(losses), on investments	(44,867)	616	544	30,355	7,014
Net income (loss)	$157,906	$(3,933)	$44,225	$3,207	$67,714
Net income (loss) per common share(1)	$3.27	$(0.15)	$1.73	$0.12	$2.55
Weighted average shares outstanding(1)	48,266,444	26,266,019	25,497,671	25,988,116	26,547,062
Cash dividend per common share	$—	$0.16	$—	$1.1125	$2.07
Other Data:
Loss and loss adjustment expense ratio(2)	17.1%	111.5%	61.7%	136.2%	51.2%
Expense ratio(2)	17.0%	17.9%	21.1%	23.9%	23.0%
Combined ratio(2)	34.1%	129.4%	82.8%	160.1%	74.2%
Return on average equity(3)	16.6%	(0.7)%	8.3%	0.6%	12.4%
Balance Sheet Data (at end of period)
Total cash and investments	$1,387,162	$1,232,301	$598,531	$594,754	$599,981
Reinsurance balances receivable	50,328	42,356	25,419	21,460	20,747
Total assets	1,473,975	1,301,716	647,490	640,942	643,091
Reserve for losses and loss expenses	119,355	162,207	61,358	111,441	52,226
Unearned premiums	51,902	24,440	19,068	16,364	17,602
Total shareholders’ equity	$1,291,483	$1,105,794	$559,270	$504,931	$565,952
Basic book value per common share(4)	$26.81	$22.95	$22.34	$20.17	$22.61
Diluted book value per common share(5)	$26.75	$22.92	$21.93	$19.43	$21.32

(1)	Net income per common share is calculated upon the weighted average number of common shares outstanding during the relevant year. The weighted average number of shares includes common shares and the dilutive effect of the AIG Option and employee stock options, using the treasury stock method. The net (loss) per common share for the year ended December 31, 2001 is calculated on the weighted average number of shares outstanding during the year, excluding the dilutive effect of the AIG Option and employee stock options,.

(2)	The loss and loss adjustment expense ratio is calculated by dividing the losses and loss expenses incurred by the net premiums earned. The expense ratio is calculated by dividing the sum of acquisition costs and general and administrative expenses by net premiums earned. The combined ratio is the sum of the loss and loss expense ratio and the expense ratio.

(3)	Return on average equity is calculated as the annual net income (loss) divided by the average of the shareholders’ equity on the first and last day of the respective year.

(4)	Basic book value per common share is calculated on the number of common shares outstanding on the balance sheet date.

(5)	Diluted book value per common share is calculated on the number of common shares outstanding on the balance sheet date, after considering the dilutive effects of the AIG Option (where applicable) and the options granted to employees, calculated on the basis described in note (1) above. At December 31, 2002 the average weighted number of shares outstanding, including the dilutive effect of employee stock options using the treasury stock method was 48,275,123.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The information required for this item is incorporated herein by reference to the narrative contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The information required for this item is incorporated herein by reference to the section entitled “Management’s Discussion and Analysis — Quantitative and Qualitative Disclosure about Market Risk” in the Annual Report.

Item 8.	Financial Statements and Supplementary Data

      The information required for this item is incorporated herein by reference to the consolidated financial statements of the Company contained in the Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On April 17, 2002 the Board of Directors decided not to propose the re-appointment of Arthur Andersen as its independent auditors to the shareholders at IPC’s Annual General Meeting on June 14, 2002. The filing also indicated that the Board of Directors had decided to propose the appointment of KPMG as IPC’s independent auditors to serve until the next Annual General Meeting of IPC’s shareholders. The decision not to propose the renewal of Andersen’s engagement was made by the Board of Directors based upon the recommendation of its Audit Committee. Andersen had served as IPC’s independent auditors for the nine years since IPC’s formation, during which period management and the Board of Directors believes that they had always adhered to a high standard of professionalism.

      On June 14, 2002 IPC’s shareholders resolved to appoint KPMG as IPC’s independent auditors, to serve until the next Annual General Meeting of IPC’s shareholders. As a result of the shareholders’ action, Arthur Andersen was dismissed as IPC’s independent auditors and KPMG was appointed IPC’s independent auditors, each effective as of June 14, 2002.

      During IPC’s two most recent fiscal years ended December 31, 2001 and during any interim periods from December 31, 2001 through June 14, 2002, there were no disagreements between IPC and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused Andersen to make reference to the matter of the disagreement in connection with their reports. The audit reports of Andersen on IPC’s consolidated financial statements as of and for the years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were these opinions qualified or modified as to uncertainty, audit scope or accounting principles. We provided Arthur Andersen with a copy of the foregoing disclosures, and a letter from Arthur Andersen confirming its agreement with these disclosures was filed as an exhibit to the Company’s Current Report on Form 8-K, dated June 14, 2002.

      During IPC’s two most recent fiscal years ended December 31, 2001 and during any interim periods from December 31, 2001 through June 14, 2002, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

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

Item 14.	Controls and Procedures

      Within the ninety day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of IPC’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14c under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements and Exhibits

1.	Financial Statements

      The following Consolidated Financial Statements of IPC Holdings and Report of Independent Auditors are incorporated herein by reference to pages 23 to 45 of the Annual Report:

Report of Independent Public Accountants
Consolidated balance sheets as of December 31, 2002 and 2001
Consolidated statements of income (loss) for the years ended December 31, 2002, 2001 and 2000
Consolidated statements of comprehensive income for the years ended December 31, 2002, 2001 and 2000

Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2002, 2001 and 2000
Consolidated statements of cash flows for the years ended December 31, 2002, 2001 and 2000
Notes to the consolidated financial statements

2.     Financial Statement Schedules

Report of Independent Public Accountants on Schedules
Schedule II — Condensed Financial Information of Registrant
Schedule III — Supplementary Insurance Information of Subsidiary for the years ended December 31, 2002, 2001 and 2000.
Schedule IV — Supplementary Information concerning Reinsurance for the years ended December 31, 2002, 2001 and 2000.

      Certain schedules have been omitted, either because they are not applicable, or because the information is included in our consolidated financial statements incorporated by reference to the Annual Report.

3.     Exhibits

Exhibit		Method
Number	Description	of filing

3.1	Memorandum of Association of the Company	*
3.2	Amended and Restated Bye-Laws of the Company	Filed herewith
3.3	Form of Memorandum of Increase of Share Capital	*
4.1	Form of Registration Rights Agreement	*
4.2	Form of Share Certificate	*
10.1	Termination Agreement among the Company and its previous shareholders	*
10.2	Form of Amended and Restated Option Agreement entered into between the Company and AIG	*
10.3†	Amended and Restated IPC Holdings, Ltd. Stock Option Plan	☐☐
10.4†	IPCRe Defined Contribution Plan	*
10.5	Amended and Restated Administrative Services Agreement among the Company, IPCRe and AICL	*
10.6	Investment Management Agreement between IPCRe and AIGIC, as amended	**
10.7	Investment Sub-Advisory Agreement between AIGIC and AIGIC (Europe) (formerly known as Dempsey & Company International Limited)	*
10.8	Custodial Agreement between AIGTS and IPCRe	*
10.9†	Retirement Agreement between IPCRe and James P. Bryce	*
10.10†	Retirement Agreement between IPCRe and Peter J.A. Cozens	*
10.11†	Amended and Restated IPC Holdings, Ltd. Deferred Compensation Plan	☐
10.12	Credit Agreement between IPCRe Limited, the First National Bank of Chicago, and other Lenders named therein, as amended	+
10.13	Form of Limited Waiver to Credit Agreement between IPCRe Limited, BankOne N.A. and other Lenders named therein	☐
10.14	Purchase Agreement between the Company and AIG	#
10.15	Underwriting Agency Agreement between Allied World Assurance Company Ltd. and IPCUSL	•
10.16	Amended Schedule I (Investment Policy Guideline) to Investment Management Agreement between IPCRe and AIGIC	•

Exhibit		Method
Number	Description	of filing

11.1	Statement regarding Computation of Per Share Earnings	Filed herewith
13.1	Portions of the Annual Report incorporated herein by reference	Filed herewith
16.1	Letter of Arthur Andersen, dated June 21, 2002	##
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of KPMG	Filed herewith

*	Incorporated by reference to the corresponding exhibit in our Registration Statement on Form S-1 (No. 333-00088).
+	Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-3 (No. 333-73828).
**	Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 1997 (File No. 0-27662), and Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 2002 (File No. 0-27662).
++	Incorporated by reference to Exhibits 10.1 and 10.2 to our Form 10-Q for the quarter ended June 30, 1998 (File No. 0-27662), and Exhibit 10.2 to our Form 10-Q for the quarter ended June 30, 2002 (File No. 0-27662).
☐	Incorporated by reference to Exhibits 10.1 and 10.2 to our Form 10-Q for the quarter ended September 30, 1999 (File No. 0-27662).
☐☐	Incorporated by reference to Exhibit 10.3 to our Form 10-K for the year ended December 31, 1999 (File No. 0-27662).
#	Incorporated by reference to Exhibit 10 to our Registration Statement on Form S-3 (No. 333-73828).
•	Incorporated by reference to Exhibit 10.15 to our Form 10-K for the year ended December 31, 2001 (File No. 0-27662).
##	Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K, dated as of June 14, 2002.
†	Management contract or compensatory plan, contract or arrangement.

(b) Reports on Form 8-K.

      No reports were filed on Form 8-K during the fourth quarter of 2002.

IPC HOLDINGS, LTD.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of

IPC Holdings, Ltd.:

      Under date of February 3, 2003, we reported on the consolidated balance sheet of IPC Holdings, Ltd. and subsidiaries as of December 31, 2002, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the year ended December 31, 2002, as contained in the December 31, 2002 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K. In connection with our audit of the 2002 consolidated financial statements, we also have audited the related consolidated financial schedules as listed in the accompanying index. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the related 2002 consolidated financial statement schedules based on our audit. The consolidated balance sheet of IPC Holdings, Ltd. and subsidiaries as of December 31, 2001, and the related consolidated statements of (loss) income, comprehensive income, shareholders’ equity and cash flows for each of the years in the two year period ended December 31, 2001 and the related consolidated financial statement schedules as listed in the accompanying index, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and the related consolidated financial statement schedules in their report dated February 8, 2002.

      In our opinion, the related 2002 consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG

Chartered Accountants

Hamilton, Bermuda

February 3, 2003

      The following report is a copy of a report previously issued by Arthur Andersen and has not been reissued by Arthur Andersen. This report applies to the consolidated financial statements of IPC Holdings, Ltd. and subsidiaries included in IPC Holdings, Ltd.’s annual report to shareholders for the fiscal years ended December 31, 2001 and December 31, 2000:

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

February 8, 2002

SCHEDULE II

IPC HOLDINGS, LTD.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEET

(PARENT COMPANY)
(Expressed in thousands of United States Dollars)

	As of December 31,

	2002	2001

ASSETS:
Cash	$106	$163
Investment in wholly-owned subsidiaries	1,292,606	1,108,328
Other assets	228	99

	$1,292,940	$1,108,590

LIABILITIES:
Payable to subsidiaries	$1,310	$2,225
Other liabilities	147	571

	1,457	2,796

SHAREHOLDERS’ EQUITY:
Share capital — 2002: 48,179,805 shares outstanding, par value $0.01; 2001: 48,172,776 shares outstanding, par value $0.01	482	482
Additional paid in capital	846,397	846,101
Retained earnings	404,345	246,568
Accumulated other comprehensive income	40,259	12,643

	1,291,483	1,105,794

	$1,292,940	$1,108,590

SCHEDULE II

continued

IPC HOLDINGS, LTD.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT — continued

STATEMENT OF INCOME (LOSS)

(PARENT COMPANY)
(Expressed in thousands of United States Dollars)

	Year ended December 31,

	2002	2001	2000

Interest income	$0	$2	$3
Expenses:
Operating costs and expenses, net	1,256	920	811

(Loss)/profit before equity in net income of wholly-owned subsidiaries	(1,256)	(918)	(808)
Equity in net income (loss) of wholly-owned subsidiaries	159,162	(3,015)	45,033

Net income (loss) available to common shareholders	$157,906	$(3,933)	$44,225

STATEMENT OF COMPREHENSIVE INCOME

(PARENT COMPANY)
(Expressed in thousands of United States Dollars)

	2002	2001	2000

Net income (loss)	$157,906	$(3,933)	$44,225

Other comprehensive income:
Holding (losses) gains, net on investments during period	(17,251)	8,679	10,562
Reclassification adjustment for losses (gains) included in net income	44,867	(616)	(544)

	27,616	8,063	10,018

Comprehensive income	$185,522	$4,130	$54,243

SCHEDULE II

continued

IPC HOLDINGS, LTD.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT — continued

STATEMENT OF CASH FLOWS

(PARENT COMPANY)
(Expressed in thousands of United States Dollars)

	Year ended December 31,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$157,906	$(3,933)	$44,225
Adjustments to reconcile net income to cash provided by:
Equity in net loss (income) from subsidiaries	(159,162)	3,015	(45,033)
Changes in, net:
Other assets	(129)	321	1,128
Payable to subsidiaries	(915)	(408)	(259)
Other liabilities	(424)	495	(78)

	(2,724)	(510)	(17)

CASH FLOWS FROM FINANCING ACTIVITIES
Additional share capital received	167	546,404	96
Additional investment in subsidiaries	—	(545,921)	—
Dividends received from subsidiaries	2,500	4,099	—
Dividends paid to shareholders	—	(4,010)	—

	2,667	572	96

Net (decrease) increase in cash and cash equivalents	(57)	62	79
Cash and cash equivalents, beginning of year	163	101	22

Cash and cash equivalents, end of year	$106	$163	$101

SCHEDULE III

IPC HOLDINGS, LTD. AND SUBSIDIARIES

SUBSIDIARY SUPPLEMENTARY INSURANCE INFORMATION

(Expressed in thousands of United States Dollars)

		Future policy				Benefits,	Amortization
	Deferred	benefits,				claims,	of deferred
	policy	losses, claims			Net	losses and	policy	Other	Gross
	acquisition	and loss	Unearned	Premium	investment	settlement	acquisition	operating	premiums
Segment	costs	expense	premiums	revenue	income	expenses	costs	expenses	written

2002:
Property & Similar	$6,095	$119,355	$51,902	$226,404	$49,320	$38,775	$24,521	$12,633	$259,685
2001:
Property & Similar	$2,833	$162,207	$24,440	$123,375	$32,244	$137,551	$12,686	$8,443	$133,057
2000:
Property & Similar	$2,249	$61,358	$19,068	$86,961	$31,086	$53,661	$9,049	$8,427	$93,757

SCHEDULE IV

REINSURANCE

(Expressed in thousands of United States Dollars)

		Ceded to	Assumed		Percentage of
		other	from other		amount
	Gross Amount	companies	companies	Net Amount(1)	assumed to net

2002:
Property & Similar	$—	$5,410	$259,685	$254,275	102%
2001:
Property & Similar	$—	$4,418	$133,057	$128,639	103%
2000:
Property & Similar	$—	$4,828	$93,757	$88,929	105%

(1)	Premiums Written

IPC HOLDINGS, LTD.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Pembroke, Bermuda, on the 18th day of March, 2003.

IPC HOLDINGS, LTD.

/s/ JAMES P. BRYCE

By:	James P. Bryce

President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH C.H. JOHNSON Joseph C.H. Johnson	Chairman of the Board of Directors	March 18, 2003

/s/ JAMES P. BRYCE James P. Bryce	President, Chief Executive Officer and Director	March 18, 2003

/s/ JOHN R. WEALE John R. Weale	Senior Vice President, Chief Financial Officer and principal accounting officer	March 18, 2003

/s/ FRANK MUTCH Frank Mutch	Deputy Chairman of Board of Directors	March 18, 2003

/s/ ANTHONY PILLING Anthony M. Pilling	Director	March 18, 2003

/s/ CLARENCE JAMES Dr. The Honourable Clarence E. James	Director	March 18, 2003

/s/ JACKIE CLEGG Jackie Clegg	Director	March 18, 2003

CERTIFICATIONS

I, James P. Bryce, certify that:

      1.     I have reviewed this annual report on Form 10-K of IPC Holdings, Ltd.;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ JAMES P. BRYCE

James P. Bryce
Chief Executive Officer

I, John R. Weale, certify that:

      1.     I have reviewed this annual report on Form 10-K of IPC Holdings, Ltd.;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ JOHN R. WEALE

John R. Weale
Chief Financial Officer

EXHIBIT INDEX

Exhibit		Method
Number	Description	of filing

3.1	Memorandum of Association of the Company	*
3.2	Amended and Restated Bye-Laws of the Company	Filed herewith
3.3	Form of Memorandum of Increase of Share Capital	*
3.4	Form of Registration Rights Agreement	*
4.1	Form of Share Certificate	*
10.1	Termination Agreement among the Company and its previous shareholders	*
10.2	Form of Amended and Restated Option Agreement entered into between the Company and AIG	*
10.3†	Amended and Restated IPC Holdings, Ltd. Stock Option Plan	☐☐
10.4†	IPCRe Defined Contribution Plan	*
10.5	Amended and Restated Administrative Services Agreement among the Company, IPCRe and AICL	*
10.6	Investment Management Agreement between IPCRe and AIGIC, as amended	**
10.7	Investment Sub-Advisory Agreement between AIGIC and AIGIC (Europe) (formerly known as Dempsey & Company International Limited)	*
10.8	Custodial Agreement between AIGTS and IPCRe	*
10.9†	Retirement Agreement between IPCRe and James P. Bryce	*
10.10†	Retirement Agreement between IPCRe and Peter J.A. Cozens	*
10.11†	Amended and Restated IPC Holdings, Ltd. Deferred Compensation Plan	☐
10.12	Credit Agreement between IPCRe Limited, the First National Bank of Chicago, and other Lenders named therein, as amended	++
10.13	Form of Limited Waiver to Credit Agreement between IPCRe Limited, BankOne N.A. and other Lenders named therein	☐
10.14	Purchase Agreement between the Company and AIG	#
10.15	Underwriting Agency Agreement between Allied World Assurance Company Ltd. and IPCUSL	•
10.16	Amended Schedule I (Investment Policy Guideline) to Investment Management Agreement between IPCRe and AIGIC	•
11.1	Statement regarding Computation of Per Share Earnings	Filed herewith
13.1	Portions of the Annual Report incorporated herein by reference	Filed herewith
16.1	Letter of Arthur Andersen, dated June 21, 2002	##
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of KPMG	Filed herewith

*	Incorporated by reference to the corresponding exhibit in our Registration Statement on Form S-1 (No. 333-00088).
+	Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-3 (No. 333-73828).
**	Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 1997 (File No. 0-27662).

++	Incorporated by reference to Exhibits 10.1 and 10.2 to our Form 10-Q for the quarter ended June 30, 1998 (File No. 0-27662).
☐	Incorporated by reference to Exhibits 10.1 and 10.2 to our Form 10-Q for the quarter ended September 30, 1999 (File No. 0-27662).
☐☐	Incorporated by reference to Exhibit 10.3 to our Form 10-K for the year ended December 31, 1999 (File No. 0-27662).
#	Incorporated by reference to Exhibit 10 to our Registration Statement on Form S-3 (No. 333-73828).
•	Incorporated by reference to Exhibit 10.3 to our Form 10-K for the year ended December 31, 2001 (File No. 0-27662).
##	Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K, dated as of June 14, 2002.
†	Management contract or compensatory plan, contract or arrangement.