Form 10-Q
period 2003-03-31
IPC HOLDINGS LTD
filed 2003-04-29
CIK 909815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

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

(441) 298-5100

(Registrant’s telephone number,
including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No   ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☑  No   ☐

The number of outstanding common shares par value U.S. $0.01 per share of IPC Holdings, Ltd., as of April 29, 2003, was 48,179,805.

Exhibit Index Located on page 17

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of United States dollars, except for per share amounts)

	As of	As of
	March 31, 2003	December 31, 2002

	(unaudited)	(audited)
ASSETS:
Fixed maturity investments:
Available for sale, at fair value (amortized cost 2003 $1,184,129; 2002 $1,113,432)	$1,229,039	$1,153,609
Equity investments, available for sale at fair value (cost 2003 $216,987; 2002: $216,815)	210,190	216,897
Cash and cash equivalents	19,490	16,656
Reinsurance premiums receivable	137,390	50,328
Deferred premiums ceded	7,471	819
Loss and loss adjustment expenses recoverable	2,918	405
Accrued investment income	25,539	24,163
Deferred acquisition costs	17,155	6,095
Prepaid expenses and other assets	7,576	5,003

TOTAL ASSETS	$1,656,768	$1,473,975

LIABILITIES:
Reserve for losses and loss adjustment expenses	$118,171	$119,355
Unearned premiums	166,127	51,902
Reinsurance premiums payable	9,363	1,555
Deferred fees and commissions	2,653	127
Accounts payable and accrued liabilities	11,217	9,553

	307,531	182,492

SHAREHOLDERS’ EQUITY:
Share capital (Common shares outstanding, par value U.S. $0.01: 2003 48,179,805; 2002: 48,179,805 shares)	482	482
Additional paid-in capital	846,478	846,397
Retained earnings	464,164	404,345
Accumulated other comprehensive income	38,113	40,259

	1,349,237	1,291,483

TOTAL SHAREHOLDERS’ EQUITY AND LIABILITIES	$1,656,768	$1,473,975

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Expressed in thousands of United States dollars, except for per share amounts)

	Three months ended March 31,

	2003	2002

	(unaudited)	(unaudited)
REVENUES:
Gross premiums written	$191,852	$147,048
Change in unearned premiums	(114,225)	(98,834)

Premiums earned	77,627	48,214

Reinsurance premiums ceded	(9,979)	(3,040)
Change in deferred premiums ceded	6,652	1,237

Premiums ceded	(3,327)	(1,803)

Net premiums earned	74,300	46,411
Net investment income	11,525	11,882
Other income	666	1,407
Net realized gains (losses) on investments	3,726	(767)

	90,217	58,933

EXPENSES:
Losses and loss adjustment expenses, net	11,156	7,607
Acquisition costs, net	7,723	5,044
General and administrative expenses	4,365	2,857
Exchange (gain)	(555)	(82)

	22,689	15,426

NET INCOME	$67,528	$43,507

Basic net income per common share	$1.40	$0.90
Diluted net income per common share	$1.40	$0.90
Weighted average number of common shares – basic	48,179,805	48,172,776
Weighted average number of common shares – diluted	48,259,651	48,265,701

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Expressed in thousands of United States dollars)

	Three Months ended March 31,

	2003	2002

	(unaudited)	(unaudited)
NET INCOME	$67,528	$43,507

Other comprehensive (loss) income:
Net holding gains (losses) on investments during period	1,580	(15,255)
Reclassification adjustment for (gains) losses included in net income	(3,726)	767

	(2,146)	(14,488)

COMPREHENSIVE INCOME	$65,382	$29,019

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of United States dollars)

	Three months ended March 31,

	2003	2002

	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$67,528	$43,507
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of fixed maturity premiums (discount), net	3,354	1,703
Net realized (gains) losses on investments	(3,726)	767
Stock option compensation	81	0
Changes in:
Reinsurance premiums receivable	(87,062)	(68,071)
Deferred premiums ceded	(6,652)	(1,237)
Loss and loss adjustment expenses recoverable	(2,513)	121
Accrued investment income	(1,376)	(1,409)
Deferred acquisition costs	(11,060)	(10,611)
Prepaid expenses and other assets	(2,573)	(2,657)
Reserve for losses and loss adjustment expenses	(1,184)	(21,937)
Unearned premiums	114,225	98,834
Reinsurance premiums payable	7,808	1,498
Deferred fees and commissions	2,526	(17)
Accounts payable and accrued liabilities	1,664	2,161

Cash provided by operating activities	81,040	42,652

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed maturity investments	(300,366)	(414,493)
Proceeds from sale of fixed maturity investments	194,145	138,405
Proceeds from maturities of fixed maturity investments	35,896	0
Purchases of equity investments	(172)	(54,359)
Proceeds from sale of equity investments	0	227

Cash used in investing activities	(70,497)	(330,220)

CASH FLOWS FROM FINANCING ACTIVITES:
Cash dividends paid to shareholders	(7,709)	0

Cash used by financing activities	(7,709)	0

Net increase (decrease) in cash and cash equivalents	2,834	(287,568)
Cash and cash equivalents, beginning of period	16,656	315,207

Cash and cash equivalents, end of period	$19,490	$27,639

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except for per share amounts)
(unaudited)

1. GENERAL:

The consolidated interim financial statements presented herein have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of IPC Holdings, Ltd. (the “Company”), and its wholly owned subsidiaries, IPCRe Limited (“IPCRe”) and IPCRe Underwriting Services Limited (“IPCUSL” and, together with the Company and IPCRe, “IPC”) and IPCRe Europe Limited, which is a wholly-owned subsidiary of IPCRe. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three month periods ended March 31, 2003 and 2002, respectively, the balance sheet as of March 31, 2003 and the cash flows for the three month periods ended March 31, 2003 and 2002, respectively. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002, incorporated by reference in our report on Form 10-K. The results of operations for any interim period are not necessarily indicative of results for the full year.

2. DIVIDENDS:

On March 5, 2003 we paid a dividend of $0.16 per share to shareholders of record on February 19, 2003.

On April 22, 2003 we declared a dividend of $0.16 per share, payable on June 26th, 2003 to shareholders of record on June 10, 2003.

3. ACCOUNTING FOR STOCK-BASED COMPENSATION AND DISCLOSURE:

On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 148, “Accounting for Stock-Based Compensation and Disclosure” (“SFAS 148”), which is effective for fiscal years ending after December 31, 2002. SFAS 148 amends SFAS 123, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends disclosure requirements of SFAS 123 to require prominent disclosure about the method of accounting for stock based employee compensation and the effect of the method used to report results. SFAS 148 permits two additional transition methods for entities that adopt the preferable fair value method of accounting for stock-based employee compensation. In addition, the original prospective method of transition for changes to the fair value method under SFAS 123 will no longer be permitted in fiscal periods beginning after December 15, 2003. Management has adopted the fair value method of accounting for stock-based employee compensation on a prospective basis for all awards granted, modified or settled after January 1, 2003. The amount of the charge recorded in the three months ended March 31, 2003 was $81.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The following is a summary of the accounting policies for the three main components of our balance sheet and statement of income: premiums, losses (claims) including reserves and investments/investment income.

Premiums

Premiums are recorded as written at the beginning of each policy, based upon information received from ceding companies and their brokers, and are earned over the policy period. For excess of loss contracts, the amount of premium is contractually documented at inception, and no management judgement is necessary in accounting for this. Premiums are earned on a pro rata basis over the policy period. For proportional treaties, the amount of premium is normally estimated at inception by the ceding company. We account for such premium using the initial estimates, which are reviewed regularly with respect to the actual premium reported by the ceding company. For the quarter ended March 31, 2003 the net amount of premium written resulting from estimate accruals was approximately 6% of total premiums written. We also accrue for reinstatement premiums (premiums paid to reinstate reinsurance coverage following a claim). Such accruals are based upon actual contractual terms applied to the amount of loss reserves expected to be paid, and the only element of management judgement involved is with respect to the amount of loss reserves, as described below. The amount accrued at March 31, 2003 for reinstatement premiums on Reported But Not Enough losses (“RBNE”) and Incurred But Not Reported (“IBNR”) loss reserves was $2.2 million, the majority of which related to claims from the terrorist attack on the World Trade Center.

Loss Reserves

Under accounting principles generally accepted in the United States of America, we are not permitted to establish loss reserves until the occurrence of an event which may give rise to a claim. As a result, only loss reserves applicable to losses incurred up to the reporting date may be established, with no allowance for the provision of a contingency reserve to account for expected future losses. Claims arising from future catastrophic events can be expected to require the establishment of substantial reserves from time to time.

Estimating appropriate loss reserves for catastrophes is an inherently uncertain process. Loss reserves represent our estimates, at a given point in time, of ultimate settlement and administration costs of losses incurred (including IBNR losses). We regularly review and update these estimates, using the most current information available to us. Consequently, the ultimate liability for a catastrophic loss is likely to differ from the original estimate. Whenever we determine that any existing loss reserves are inadequate, we are required to increase the loss reserves with a corresponding reduction, which could be material, in our operating results in the period in which the deficiency is identified. The establishment of new reserves, or the adjustment of reserves for reported claims, could result in significant upward or downward changes to our financial condition or results of operations in any particular period.

The reserve for losses and loss adjustment expenses is based upon reports from industry sources, individual case estimates received from ceding companies, output from commercially available catastrophe loss models and management’s estimates. When a catastrophic event occurs, we first determine which treaties may be affected using our geographic database of exposures. We then contact the respective brokers and ceding companies involved with those treaties, to determine their estimate of involvement and the extent to which the reinsurance program is affected. We may also use computer modeling to measure and estimate loss exposure under the actual event scenario, if available. Since 1993, we have contracted Applied Insurance Research, Inc. for the use of their proprietary models -currently CATRADER ® - as part of our modeling approach. These computer-based loss modeling systems utilize A.M. Best’s data and direct exposure information obtained from our clients. Once an event occurs, we establish a specific reserve for that event, based upon estimates of total losses incurred by the ceding insurers as a result of the event and a specific estimate of the portion of such loss we have reinsured. Management’s estimates are used mostly for IBNR or RBNE loss amounts. For certain catastrophic events there is considerable uncertainty underlying the assumptions and associated estimated reserves for losses and loss adjustment expenses. Reserves are reviewed regularly and, as experience develops and additional information becomes known, the reserves are adjusted as necessary. Such adjustments, if necessary, are reflected in results of operations in the period in which they become known. For excess of loss business, which is generally over 90% of the premium we write, we are aided by the fact that each treaty has a defined limit of liability arising from one event. Once that limit has been reached, we have no further exposure to additional losses from that treaty for the same event. For proportional treaties, we generally use an initial estimated loss and loss expense ratio (the ratio of losses and loss adjustment expenses incurred to premiums earned), based upon information provided by the ceding company and our historical experience of that treaty, if any. The estimate is adjusted as actual experience becomes known.

At March 31, 2003 management’s estimates for IBNR/RBNE represented approximately 34.5% of total loss reserves. The majority of the estimate related to reserves for claims from the attack on the World Trade Center, the floods which affected central and eastern Europe in August 2002, Tropical Storm Allison which affected parts of Texas in June 2001 and reserves for proportional treaties. In accordance with IPCRe’s registration under the Bermuda Insurance Act 1978 and Related Regulations (the “Insurance Act”), the loss reserves are certified annually by an independent loss reserve specialist.

Investments

In accordance with our investment guidelines, our investments consist of certain marketable equity securities and high-grade marketable fixed income securities. Investments are carried at fair value as determined by the most recently traded price of each security at the balance sheet date. In accordance with SFAS 115, unrealized gains and losses are included within Accumulated Other Comprehensive Income as a separate component of Shareholders’ Equity. Realized gains and losses on sales of investments are determined on a first-in, first-out basis. Investment income is recorded when earned and includes the amortization of premiums and discounts on investments.

We regularly monitor the difference between the cost and fair value of our investments, which involves uncertainty as to whether declines in value are temporary in nature. If we believe a decline in value of a particular investment is temporary, we record the decline as an unrealized loss as a separate component of our shareholders’ equity. If we believe the decline is other-than-temporary, we write down the cost basis of the investment to the market price as of the reporting date and record a realized loss in our statement of income. The determination that a security has incurred an other-than-temporary decline in value requires the judgement of IPC’s management, which includes the views of our investment managers and a regular review of our investments. Our assessment of a decline in value includes our current judgement as to the financial position and future prospects of the entity that issued the security. If that judgement changes in the future we may ultimately record a realized loss, after having originally concluded that the decline in value was temporary.

Generally, we review all securities that are trading at a significant discount to par, amortized cost (if lower) or cost for an extended period of time. We generally focus our attention on all securities whose market value is less than 75% of their cost. The specific factors we consider in evaluating potential impairment include the following:

•	The extent of decline in value

•	The length of time the security is below cost

•	The future prospects of the issuer, or in the case of mutual funds, the future prospects of the fund

•	Whether the decline appears to be related to general market or industry conditions, or is issuer-specific

•	Our intent and ability to hold the security

•	Other qualitative and quantitative factors

At March 31, 2003 our equity investments comprised three mutual funds: a U.S. equity fund, a global equity growth fund and a fund with attributes similar to those of the S & P 500 Index. None of the funds have a significant concentration in any business sector; accordingly, the value of our equity funds is principally influenced by macro economic factors rather than issuer-specific factors. Our investment in mutual funds is subject to the same analyses as described above for the determination of other-than-temporary declines in value. Since there is a portfolio of securities within a mutual fund, the qualitative issues are usually broader than those for individual securities and therefore the assessment of impairment is inherently more difficult and requires more management judgement.

At March 31, 2003 we determined that there was no other-than-temporary impairment of securities. At March 31, 2003 we did not hold any securities that are not investment grade, not rated or not traded on a recognized exchange.

RESULTS OF OPERATIONS, QUARTERS ENDED MARCH 31, 2003 AND 2002

The following is a discussion of the results of operations and financial position of IPC Holdings, Ltd. References to “we”, “our” or “IPC” mean IPC Holdings together with its wholly-owned subsidiaries, IPCRe and IPCUSL. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes for the three months ended March 31, 2003.

Our net income for the quarter ended March 31, 2003 was $67.5 million, compared to $43.5 million for the first quarter of 2002, an increase of 55%. Our net operating income, which is net income less net realized gains and losses from investments, for the quarter ended March 31, 2003 was $63.8 million, compared to $44.3 million for the first quarter of 2002, an increase of 44%. This increase is primarily the result of the significant increase in premiums, as discussed below.

In the quarters ended March 31, 2003 and 2002, we wrote premiums of $191.9 million and $147.0 million, respectively, an increase of 30%. Written premiums in the quarter were higher primarily because we wrote additional business for our existing clients, as well as new business. Premiums were also higher because of increases in premium rates, which were generally in the range of 5% to 10% for loss-free contracts, and greater increases for loss-impacted contracts affected by the summer flood losses in Eastern and Central Europe and fires in Canada. The additional premium from existing clients resulting from additional business written, rate increases and foreign exchange rate differences amounted to approximately $24.0 million. Premiums from new business amounted to $21.2 million. These increases were partly offset by business which was not renewed because of unsatisfactory terms and conditions, which totaled approximately $8.1 million. Adjustment premiums, which are adjustments generally arising from differences between cedents’ actual premium income and the original estimates thereof, were $4.1 million higher in the first quarter of 2003 compared to the first quarter of 2002. Reinstatement premiums were $3.6 million higher in the first quarter of 2003 in comparison to the corresponding quarter in 2002, primarily because of adjustments (as described above) being applied to reinstatement premiums. We retroceded premiums of $10.0 million in the first quarter of 2003, compared to $3.0 million ceded in the first quarter of 2002. The increase reflects increased cessions to our Property Catastrophe Aggregate Excess of Loss facility, as well as the increase in retrocedents’ participation for our proportional reinsurance facility, which has increased from 37% in 2002 to 60% in 2003. Net premiums earned in the three months ended March 31, 2003 were $74.3 million, compared to $46.4 million in the same period in 2002, an increase of 60%. Earned premiums were higher due to the increase in written premiums over the past twelve months, as well as the fact that reinstatement premiums and adjustment premiums are fully earned when written.

Net investment income was $11.5 million in the quarter ended March 31, 2003, compared to $11.9 million for the quarter ended March 31, 2002. The overall yield of the fixed income portfolio was less for the quarter ended March 31, 2003 than for the corresponding quarter in 2002, due to lower interest rates and their impact on the reinvestment of maturing fixed income securities. This negative factor was offset in part by the increase in the average balance of invested assets in the first quarter of 2003, which was 14% higher than the first quarter of 2002, because of positive operating cash flow in the period.

There was a net realized gain from investments in the quarter ended March 31, 2003 of $3.7 million, compared to a net realized loss of $(0.8) million in the first quarter of 2002. Generally, net realized gains and losses fluctuate from period to period, depending on the individual securities sold, as recommended by IPCRe’s investment advisor. The loss for the first quarter 2002 included a write-down of $1.3 million in the cost basis of certain stocks where management had determined there had been a decline in value which was other than temporary.

In the three months ended March 31, 2003, we incurred losses of $11.2 million, compared to $7.6 million in the first quarter of 2002. Losses in the quarter ended March 31, 2003 included approximately $5.9 million in respect of an increase in the ultimate expected losses for Tropical Storm Allison which took place in June, 2001. This was the result of a recent unfavourable court ruling, regarding an insurance policy coverage dispute between a cedant and the original insured under the policy, for which first notice of loss was provided to us on March 28, 2003. We also established a $3.0 million net reserve ($5.5 million gross) for claims arising from bush-fires which occurred in Australia in January of this year. Our loss and loss expense ratio (the ratio of losses and loss adjustment expenses to premiums earned) was 15.0% in the first quarter of 2003, compared to 16.4% in the first quarter of 2002.

Acquisition costs incurred, which consist primarily of commissions and brokerage fees paid to intermediaries for the production of business, were $7.7 million for the quarter ended March 31, 2003, compared to $5.0 million in the corresponding period of 2002, an increase of 54%. Acquisition costs have increased primarily because of the increase in earned premiums. General and administrative expenses were $4.4 million in the quarter ended March 31, 2003, compared to the $2.9 million incurred in the first quarter of 2002. This increase is due primarily to an increase in administrative fees which are based on earned premiums, as well as some increases for certain operating expenses, including salaries and benefits, which include the impact of expensing stock options granted to certain officers in January 2003, the increased cost of Directors and Officers liability insurance and increased fees for auditors and lawyers because of increased corporate governance requirements under the Sarbanes-Oxley Act of 2002. IPC’s expense ratio (the ratio of acquisition costs plus general and administrative expenses to premiums earned) was 16.3% for the quarter ended March 31, 2003 compared to 17.0% for the quarter ended March 31, 2002.

The following table summarizes the loss and loss expense ratio, expense ratio and combined ratio (sum of loss and loss expense ratio, plus expense ratio) for the quarters ended March 31, 2003 and 2002, respectively:

	Quarter ended March 31,

	2003	2002

Loss & loss expense ratio	15.0%	16.4%
Expense ratio	16.3%	17.0%
Combined ratio	31.3%	33.4%

Diluted book value per share (shareholders’ equity divided by the number of shares outstanding and equivalents thereof) at March 31, 2003 was $27.96, compared to $26.75 at December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

IPC Holdings is a holding company that conducts no reinsurance operations of its own. Its cash flows are limited to distributions from IPCRe and IPCUSL by way of loans or dividends. The dividends that IPCRe may pay are limited under Bermuda legislation and IPCRe’s revolving credit facility. The Bermuda Insurance Act of 1978, and subsequent amendments thereto, require IPCRe to maintain a minimum solvency margin and a minimum liquidity ratio. The maximum dividend payable by IPCRe in accordance with Bermuda regulations as of March 31, 2003 was approximately $331 million. The maximum amount IPCRe could have paid in the first quarter under the terms of the credit facility was $156.5 million.

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

Net cash flows from operating activities in the quarter ended March 31, 2003 were $81.0 million compared to $42.7 million in the first quarter of 2002. The increase is primarily the result of the significant increase in premium volume, combined with a reduction in claims paid during the period, which were $15.6 million in the quarter ended March 31, 2003, compared to $28.6 million in the first quarter of 2002. A significant proportion of the claims paid in 2003 relate to the attack on the World Trade Center. We expect to continue to pay significant amounts in respect of that event during the next six to nine months.

Net cash outflows from investing activities in the three months ended March 31, 2003 were $70.5 million. Cash and cash equivalents increased by $2.8 million in the three months ended March 31, 2003, resulting in a balance of $19.5 million at March 31, 2003. At March 31, 2003, 41.8% of IPC’s fixed maturity investment portfolio (based on fair value) was held in cash, United States Government/Agency issues and in securities rated AAA, and 34.7% was held in securities rated AA. The average modified duration of IPC’s fixed maturity portfolio was 2.5 years. We believe that IPCRe’s $150 million revolving credit facility which expires in June 2003, and the relatively short duration and high quality of IPC’s investment portfolio, will provide sufficient liquidity to meet IPC’s cash demands.

IPCRe is not a licensed insurer in the United States and therefore, under the terms of most of its contracts with U.S.-based companies, must provide security to reinsureds to cover unpaid liabilities in a form acceptable to state insurance commissioners. Typically, this type of security takes the form of a letter of credit issued by an acceptable bank, the establishment of a trust, or a cash advance. Currently IPCRe obtains letters of credit through one commercial bank pursuant to a $100.0 million facility. In turn, IPCRe provides the bank security by giving the bank a lien over certain of IPCRe’s investments in an amount not to exceed the aggregate letters of credit outstanding to a maximum of $118.0 million. At March 31, 2003, there were outstanding letters of credit of $63.2 million. If we were unable to obtain the necessary credit, IPCRe could be limited in its ability to write business for our clients in the United States.

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

Transactions with Non-Independent Parties

The following is a summary of amounts in respect of significant non-independent party transactions during the three month periods ended March 31, 2003 and March 31, 2002, respectively, (expressed in thousands of U.S. dollars):

	March 31, 2003	March 31, 2002

Administrative services fees (included in General & Admin. expenses)	$1,943	$1,214
Investment fees netted against investment income:	$742	$636
Underwriting services fee income (included in Other income)	$666	$1,407
Premiums written	$29,271	$28,584
Premiums ceded	$476	$305

Underwriting services fee income is a percentage of the premiums written on behalf of one client, which is related to shareholders of the Company. Fees are accrued and taken into income based on the premiums earned each quarter.

In addition, IPCRe assumes premiums through brokers related to shareholders of the Company. Generally, such premiums represent less than 5% of total premiums assumed. Brokerage fees incurred on such premiums are generally 10% of the premium.

For a discussion of certain of our contractual relationships with non-independent parties, please see “Certain Relationships and Related Transactions” in our definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 28, 2003 and incorporated by reference into our Form 10-K for the year ended December 31, 2002.

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

Our investment managers performed a VaR analysis to estimate the maximum potential loss of fair value for each segment of market risk for our investment portfolio, as of March 31, 2003 and December 31, 2002. The analysis calculated the VaR with respect to the net fair value of our financial instrument assets, which includes cash and cash equivalents, certain equity and high grade fixed maturity securities, as of March 31, 2003 using historical simulation methodology. As of March 31, 2003 the VaR of IPCRe’s investment portfolio was approximately $17.2 million, which represents a 95th percentile value change over a one-month time horizon. This result was obtained through historical simulation using approximately 750 days (3 years) of historical interest rate, foreign exchange rate and equity market data.

The following table presents the VaR of each component of market risk of IPCRe’s investment portfolio as of March 31, 2003 and December 31, 2002, respectively, and the average for the three months ended March 31, 2003 calculated using the beginning and ending points (expressed in thousands of U.S. dollars):

			Average for three
	March 31,	December 31,	months ended
Market Risk	2003	2002	March 31, 2003

Currency	$1,042	$1,093	$1,067
Interest Rate	7,193	7,938	7,565
Equity	18,393	18,397	18,395

Sum of Risk	26,628	27,428	27,027
Diversification Benefit	(9,434)	(10,102)	(9,767)

Total Net Risk	$17,194	$17,326	$17,260

IPCRe’s premiums receivable and liabilities for losses from reinsurance contracts it has written, are also exposed to the risk of changes in value resulting from adverse fluctuations in foreign currency exchange rates. To an extent, the impact on loss reserves of a movement in an exchange rate, will be partly offset by the impact on assets (receivables and cash/investments) denominated in the same currency, or vice versa. As of March 31, 2003 an estimated 36% or $50 million (March 31, 2002 - 30% or $33 million) of reinsurance premiums receivable, and an estimated $30 million (March 31, 2002 - $24 million) of loss reserves, were denominated in non-U.S. currencies. In addition, we held U.S.$3.3 million of Australian dollar cash deposits which are to be used to settle hailstorm claims from 1999. Accordingly, we do not believe that the impact of exchange rate movements in respect of receivables or loss reserves on our overall VaR as of March 31, 2003 to be material.

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

Exhibit
Number		Description

3.1		Memorandum of Association of the Company

3.2	+	Amended and Restated Bye-laws of the Company

3.3		Form of Memorandum of Increase of Share Capital

10.1	☐	Amendments to underwriting agency agreements between Allied World Assurance Company Ltd and IPCUSL
11.1	☐	Reconciliation of basic and diluted net income per common share (“EPS”).

	☐	Filed herewith

	+	Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-3 (No. 333-73828).

(b) Reports on Form 8-K

None

IPC HOLDINGS, LTD.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPC Holdings, Ltd. (Registrant)

Date	April 29th, 2003	/s/ James P. Bryce

James P. Bryce President and Chief Executive Officer

Date	April 29th, 2003	/s/ John R. Weale

John R. Weale Senior Vice President and Chief Financial Officer

CERTIFICATIONS

I, James P. Bryce, certify that:

1. I have reviewed this quarterly report on Form 10-Q of IPC Holdings, Ltd.;

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

Date: April 29, 2003

/s/ James P. Bryce

James P. Bryce
Chief Executive Officer

I, John R. Weale, certify that:

1. I have reviewed this quarterly report on Form 10-Q of IPC Holdings, Ltd.;

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

Date: April 29, 2003

/s/ John R. Weale

John R. Weale
Chief Financial Officer

EXHIBIT INDEX

Unless otherwise indicated, exhibits are incorporated by reference to the corresponding numbered exhibits to the Company’s Registration Statement on Form S-1 (Registration No. 333-00088).

Exhibit
Number		Description

3.1		Memorandum of Association of the Company

3.2	+	Amended and Restated Bye-laws of the Company

3.3		Form of Memorandum of Increase of Share Capital

10.1	☐	Amendments to underwriting agency agreements between Allied World Assurance Company Ltd and IPCUSL.

11.1	☐	Reconciliation of basic and diluted net income per common share (“EPS”)

	☐	Filed herewith

	+	Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-3 (No. 333-73828).