Form 10-Q
period 2003-06-30
IPC HOLDINGS LTD
filed 2003-07-29
CIK 909815

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------
                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2003

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO ______________

                         COMMISSION FILE NUMBER: 0-27662

                               IPC HOLDINGS, LTD.
             (Exact name of registrant as specified in its charter)

                 BERMUDA                                   NOT APPLICABLE
------------------------------------------        ------------------------------
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

The number of outstanding common shares par value U.S. $0.01 per share of IPC Holdings, Ltd., as of July 29, 2003, was 48,192,955.

                        EXHIBIT INDEX LOCATED ON PAGE 20

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

 (Expressed in thousands of United States dollars, except for per share amounts)

                                                                         As of          As of
                                                                    June 30, 2003  December 31, 2002
                                                                    -------------  -----------------
                                                                     (unaudited)
ASSETS:

Fixed maturity investments:
   Available for sale, at fair value (amortized cost 2003
     $1,184,825; 2002 $1,113,432)                                    $  1,233,552     $  1,153,609
Equity investments, available for sale at fair value (cost
   2003 $247,154; 2002: $216,815)                                         273,511          216,897
Cash and cash equivalents                                                  28,322           16,656
Reinsurance premiums receivable                                           146,114           50,328
Deferred premiums ceded                                                     7,322              819
Loss and loss adjustment expenses recoverable                               2,369              405
Accrued investment income                                                  22,120           24,163
Deferred acquisition costs                                                 16,320            6,095
Prepaid expenses and other assets                                           7,939            5,003
                                                                     ------------     ------------
TOTAL ASSETS                                                         $  1,737,569     $  1,473,975
                                                                     ============     ============

LIABILITIES:

Reserve for losses and loss adjustment expenses                      $    112,149     $    119,355
Unearned premiums                                                         154,591           51,902
Reinsurance premiums payable                                                9,400            1,555
Deferred fees and commissions                                               2,817              127
Investments pending settlement                                              2,477                0
Accounts payable and accrued liabilities                                   11,641            9,553
                                                                     ------------     ------------
                                                                          293,075          182,492
                                                                     ------------     ------------

SHAREHOLDERS' EQUITY:

Share capital (Common shares outstanding, par value U.S. $0.01:
 2003 48,192,955; 2002: 48,179,805 shares)                                    482              482
Additional paid-in capital                                                848,948          846,397
Deferred stock grant compensation                                          (1,753)               0
Retained earnings                                                         521,733          404,345
Accumulated other comprehensive income                                     75,084           40,259
                                                                     ------------     ------------
                                                                        1,444,494        1,291,483
                                                                     ------------     ------------
                                                                     ------------     ------------
TOTAL SHAREHOLDERS' EQUITY AND LIABILITIES                           $  1,737,569     $  1,473,975
                                                                     ============     ============

   The accompanying notes are an integral part of these consolidated financial statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

 (Expressed in thousands of United States dollars, except for per share amounts)

                                                        Quarter ended June 30,       Six months ended June 30,
                                                        ----------------------       -------------------------
                                                          2003          2002            2003          2002
                                                          ----          ----            ----          ----
                                                       (unaudited)   (unaudited)     (unaudited)   (unaudited)
REVENUES:

Gross premiums written                                $     64,598   $     60,110   $    256,450   $    207,158
Change in unearned premiums                                 11,536         (2,110)      (102,689)      (100,944)
                                                      ------------   ------------   ------------   ------------
Premiums earned                                             76,134         58,000        153,761        106,214
                                                      ------------   ------------   ------------   ------------

Reinsurance premiums ceded                                  (3,702)        (2,029)       (13,681)        (5,069)
Change in deferred premiums ceded                             (149)           507          6,503          1,744
                                                      ------------   ------------   ------------   ------------
Premiums ceded                                              (3,851)        (1,522)        (7,178)        (3,325)
                                                      ------------   ------------   ------------   ------------

Net premiums earned                                         72,283         56,478        146,583        102,889
Net investment income                                       11,723         13,075         23,248         24,957
Net realized gains (losses) on investments                   2,414         (6,658)         6,140         (7,425)
Other income                                                   878            854          1,544          2,261
                                                      ------------   ------------   ------------   ------------
                                                            87,298         63,749        177,515        122,682
                                                      ------------   ------------   ------------   ------------

EXPENSES:

Net losses and loss adjustment expenses                     11,516          7,765         22,672         15,372
Net acquisition costs                                        7,096          6,421         14,819         11,465
General and administrative expenses                          4,540          3,555          8,905          6,412
Net exchange (gain) loss                                    (1,442)        (2,638)        (1,997)        (2,720)
                                                      ------------   ------------   ------------   ------------
                                                            21,710         15,103         44,399         30,529
                                                      ------------   ------------   ------------   ------------

                                                      ------------   ------------   ------------   ------------
NET INCOME                                            $     65,588   $     48,646   $    133,116   $     92,153
                                                      ============   ============   ============   ============

Basic net income per common share                     $       1.36   $       1.01   $       2.76   $       1.91
Diluted net income per common share                   $       1.36   $       1.01   $       2.76   $       1.91

Weighted average number of common shares - basic        48,187,912     48,172,776     48,183,858     48,172,776
Weighted average number of common shares - diluted      48,281,119     48,272,420     48,270,385     48,269,061

   The accompanying notes are an integral part of these consolidated financial statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                (Expressed in thousands of United States dollars)

                                                        Quarter ended June 30,       Six months ended June 30,
                                                        ----------------------       -------------------------
                                                          2003          2002            2003          2002
                                                          ----          ----            ----          ----
                                                       (unaudited)   (unaudited)     (unaudited)   (unaudited)
NET INCOME                                            $     65,588   $     48,646   $    133,116   $     92,153
                                                      ------------   ------------   ------------   ------------
OTHER COMPREHENSIVE INCOME (LOSS):
   Net holding gains (losses) on investments during
     period                                                 39,385         (7,023)        40,965        (21,548)
   Reclassification adjustment for (gains) losses
     included in net income                                 (2,414)         6,658         (6,140)         7,425
                                                      ------------   ------------   ------------   ------------
                                                            36,971           (365)        34,825        (14,123)
                                                      ------------   ------------   ------------   ------------
COMPREHENSIVE INCOME                                  $    102,559   $     48,281   $    167,941   $     78,030
                                                      ============   ============   ============   ============

   The accompanying notes are an integral part of these consolidated financial statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                (Expressed in thousands of United States dollars)

                                                                         As of           As of
                                                                    June 30, 2003  December 31, 2002
                                                                    -------------  -----------------
                                                                     (unaudited)
COMMON SHARES PAR VALUE $0.01:
Balance, beginning of year                                           $        482     $        482
Additional shares issued                                                        0                0
                                                                     ------------     ------------
Balance, end of period                                               $        482     $        482
                                                                     ============     ============

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year                                           $    846,397     $    846,101
Shares issued                                                                 686              458
Shares repurchased                                                           (309)            (162)
Stock options and grants                                                    2,174                0
                                                                     ------------     ------------
Balance, end of period                                               $    848,948     $    846,397
                                                                     ============     ============

DEFERRED STOCK GRANT COMPENSATION:
Balance, beginning of year                                           $          0     $          0
Stock grants awarded                                                       (2,011)               0
Amortization                                                                  258                0
                                                                     ------------     ------------
Balance, end of period                                               $     (1,753)    $          0
                                                                     ============     ============

RETAINED EARNINGS:
Balance, beginning of year                                           $    404,345     $    246,568
Net income                                                                133,116          157,906
Reduction on share repurchase                                                (310)            (129)
Dividends paid                                                            (15,418)               0
                                                                     ------------     ------------
Balance, end of period                                               $    521,733     $    404,345
                                                                     ============     ============

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance, beginning of year                                           $     40,259     $     12,643
Other comprehensive income                                                 34,825           27,616
                                                                     ------------     ------------
Balance, end of period                                               $     75,084     $     40,259
                                                                     ============     ============

TOTAL SHAREHOLDERS' EQUITY                                           $  1,444,494     $  1,291,483
                                                                     ============     ============

   The accompanying notes are an integral part of these consolidated financial statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                (Expressed in thousands of United States dollars)

                                                                       Six months ended June 30,
                                                                       -------------------------
                                                                         2003            2002
                                                                         ----            ----
                                                                     (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                           $    133,116     $     92,153
Adjustments to reconcile net income to cash provided
    by operating activities:
    Amortization of fixed maturity premiums (discount), net                 7,213            3,599
    Net realized (gains) losses on investments                             (6,140)           7,425
    Stock compensation                                                        420                0
    Changes in:
       Reinsurance premiums receivable                                    (95,786)         (82,754)
       Deferred premiums ceded                                             (6,503)          (1,744)
       Loss and loss adjustment expenses recoverable                       (1,964)             118
       Accrued investment income                                            2,043           (1,096)
       Deferred acquisition costs                                         (10,225)         (10,808)
       Prepaid expenses and other assets                                   (2,936)          (2,960)
       Reserve for losses and loss adjustment expenses                     (7,206)         (32,359)
       Unearned premiums                                                  102,689          100,944
       Reinsurance premiums payable                                         7,845            1,772
       Deferred fees and commissions                                        2,690              234
       Accounts payable and accrued liabilities                             2,088            2,959
                                                                     ------------     ------------
Cash provided by operating activities                                     127,344           77,483
                                                                     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of fixed maturity investments                                  (478,433)        (626,232)
Proceeds from sale of fixed maturity investments                          337,449          318,023
Proceeds from maturities of fixed maturity investments                     70,996            9,000
Purchases of equity investments                                           (30,339)         (64,793)
Proceeds from sale of equity investments                                        0              518
                                                                     ------------     ------------
Cash used in investing activities                                        (100,327)        (363,484)
                                                                     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from share issuance                                               67                0
Cash dividends paid to shareholders                                       (15,418)               0
                                                                     ------------     ------------
Cash used by financing activities                                         (15,351)               0
                                                                     ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       11,666         (286,001)
CASH AND CASH EQUIVALENTS, beginning of period                             16,656          315,207
                                                                     ------------     ------------
CASH AND CASH EQUIVALENTS, end of period                             $     28,322     $     29,206
                                                                     ============     ============

   The accompanying notes are an integral part of these consolidated financial statements

                       IPC HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Expressed in thousands of United States dollars, except for per share amounts)
                                   (unaudited)

1.  GENERAL:

    The consolidated interim financial statements presented herein have been prepared on the basis of accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of IPC Holdings, Ltd. (the "Company"), and its wholly owned subsidiaries, IPCRe Limited ("IPCRe") and IPCRe Underwriting Services Limited ("IPCUSL" and, together with the Company and IPCRe, "IPC") and IPCRe Europe Limited, which is a wholly-owned subsidiary of IPCRe. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the six month periods ended June 30, 2003 and 2002, respectively, the balance sheet as of June 30, 2003 and the cash flows for the six month periods ended June 30, 2003 and 2002, respectively. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002, incorporated by reference in our report on Form 10-K. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.  DIVIDENDS:

    On March 5, 2003 we paid a dividend of $0.16 per share to shareholders of record on February 19, 2003.

    On June 26, 2003 we paid a dividend of $0.16 per share to shareholders of record on June 10, 2003

    On July 22, 2003 we declared a dividend of $0.20 per share, payable on September 18, 2003 to shareholders of record on September 2, 2003.

3.  ACCOUNTING FOR STOCK-BASED COMPENSATION AND DISCLOSURE:

    On December 31, 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 148, "Accounting for Stock-Based Compensation and Disclosure" ("SFAS 148"), which is effective for fiscal years ending after December 31, 2002. SFAS 148 amends SFAS 123, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends disclosure requirements of SFAS 123 to require prominent disclosure about the method of accounting for stock based employee compensation and the effect of the method used to report results. SFAS 148 permits two additional transition methods for entities that adopt the preferable fair value method of accounting for stock-based employee compensation. In addition, the original prospective method of transition for changes to the fair value method under SFAS 123 will no longer be permitted in fiscal periods beginning after December 15, 2003. Management has adopted the fair value method of accounting for stock-based employee compensation on a prospective basis for all awards granted, modified or settled after January 1, 2003. The amount of the charge recorded in the six months ended June 30, 2003 was $162.

    On June 13, 2003 the shareholders approved a new stock incentive plan retroactive to January 1, 2003. The plan allows for the issuance of up to 500,000 shares as grants of restricted stock to selected employees to compensate them for their contributions to the long-term growth and profits of the company. These grants are accounted for under SFAS 128 and the charge recorded for the six months ended June 30, 2003 was $258.

    The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period in accordance with SFAS 123.

                                                        Quarter ended June 30,      Six months ended June 30,
                                                        ----------------------      -------------------------
                                                         2003            2002          2003           2002
                                                         ----            ----          ----           ----
                                                      (unaudited)     (unaudited)    (unaudited)   (unaudited)
Net income, as reported                               $     65,588   $     48,646   $    133,116   $     92,153
Add: Stock-based employee expense                               81              0            162              0
Deduct: Total stock-based employee expense
determined under fair value based method for all
awards                                                        (255)          (200)          (510)          (400)
                                                      ------------   ------------   ------------   ------------
Pro forma net income                                  $     65,414   $     48,446   $    132,768   $     91,753
                                                      ------------   ------------   ------------   ------------
Earnings per share:
Basic - as reported                                           1.36           1.01           2.76           1.91
Basic - pro forma                                             1.36           1.01           2.76           1.90
Diluted - as reported                                         1.36           1.01           2.76           1.91
Diluted - pro forma                                           1.35           1.00           2.75           1.90

4.  NEW ACCOUNTING PRONOUNCEMENTS:

    In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). The statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement will be effective for contracts entered into or modified after June 30, 2003.

    In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either
    (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.

    On May 15, 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of the Statement on July 1, 2003.

    Management does not believe that the adoption of these new accounting pronouncements will have any material impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    CRITICAL ACCOUNTING POLICIES

    The following is a summary of the accounting policies for the three main components of our balance sheet and statement of income: premiums, losses (claims) including reserves and investments/investment income.

    PREMIUMS

    Premiums are recorded as written at the beginning of each policy, based upon information received from ceding companies and their brokers, and are earned over the policy period. For excess of loss contracts, the amount of premium is contractually documented at inception, and no management judgement is necessary in accounting for this. Premiums are earned on a pro rata basis over the policy period. For proportional treaties, the amount of premium is normally estimated at inception by the ceding company. We account for such premium using the initial estimates, which are reviewed regularly with respect to the actual premium reported by the ceding company. For the six months ended June 30, 2003 the net amount of premium written resulting from estimate accruals was approximately 4% of total premiums written. We also accrue for reinstatement premiums (premiums paid to reinstate reinsurance coverage following a claim). Such accruals are based upon actual contractual terms applied to the amount of loss reserves expected to be paid, and the only element of management judgement involved is with respect to the amount of loss reserves, as described below. The amount accrued at June 30, 2003 for reinstatement premiums on Reported But Not Enough losses ("RBNE") and Incurred But Not Reported ("IBNR") loss reserves was $2.9 million, the majority of which related to claims from the attack on the World Trade Center.

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

    The reserve for losses and loss adjustment expenses is based upon reports from industry sources, individual case estimates received from ceding companies, output from commercially available catastrophe loss models and management's estimates. When a catastrophic event occurs, we first determine which treaties may be affected using our geographic database of exposures. We then contact the respective brokers and ceding companies involved with those treaties, to determine their estimate of involvement and the extent to which the reinsurance program is affected. We may also use computer modeling to measure and estimate loss exposure under the actual event scenario, if available. Since 1993, we have contracted Applied Insurance Research, Inc. for the use of their proprietary models - currently CATRADER (R) - as part of our modeling approach. These computer-based loss modeling systems utilize A.M. Best's data and direct exposure information obtained from our clients. Once an event occurs, we establish a specific reserve for that event, based upon estimates of total losses incurred by the ceding insurers as a result of the event and a specific estimate of the portion of such loss we have reinsured. Management's estimates are used mostly for IBNR or RBNE loss amounts. For certain catastrophic events there is considerable uncertainty underlying the assumptions and associated estimated reserves for losses and loss adjustment expenses. Reserves are reviewed regularly and, as experience develops and additional information becomes known, the reserves are adjusted as necessary. Such adjustments, if necessary, are reflected in results of operations in the period in which they become known. For excess of loss business, which is generally over 90% of the premium we write, we are aided by the fact that each treaty has a defined limit of liability arising from one event. Once that limit has been reached, we have no further exposure to additional losses from that treaty for the same event. For proportional treaties, we generally use an initial estimated loss and loss expense ratio (the ratio of losses and loss adjustment expenses incurred to net premiums earned), based upon information provided by the ceding company and our historical experience of that treaty, if any. The estimate is adjusted as actual experience becomes known.

    At June 30, 2003 management's estimates for IBNR/RBNE represented approximately 32% of total loss reserves. The majority of the estimate related to reserves for claims from the attack on the World Trade Center, hailstorms and
                                       9
    tornadoes losses in April/May 2003 in the United States, the floods which affected central and eastern Europe in August 2002, Tropical Storm Allison which affected parts of Texas in June 2001 and reserves for proportional treaties. In accordance with IPCRe's registration under the Bermuda Insurance Act 1978 and Related Regulations (the "Insurance Act"), the loss reserves are certified annually by an independent loss reserve specialist.

    INVESTMENTS

    In accordance with our investment guidelines, our investments consist of certain marketable equity securities and high-grade marketable fixed income securities. Investments are carried at fair value as determined by the most recently traded price of each security at the balance sheet date. In accordance with SFAS 115, unrealized gains and losses are included within Accumulated Other Comprehensive Income as a separate component of Shareholders' Equity. Realized gains and losses on sales of investments are determined on a first-in, first-out basis. Investment income is recorded when earned and includes the amortization of premiums and discounts on investments.

    We regularly monitor the difference between the cost and fair value of our investments, which involves uncertainty as to whether declines in value are temporary in nature. If we believe a decline in value of a particular investment is temporary, we record the decline as an unrealized loss as a separate component of our shareholders' equity. If we believe the decline is other-than-temporary, we write down the cost basis of the investment to the market price as of the reporting date and record a realized loss in our statement of income. The determination that a security has incurred an other-than-temporary decline in value requires the judgement of IPC's management, which includes the views of our investment managers and a regular review of our investments. Our assessment of a decline in value includes our current judgement as to the financial position and future prospects of the entity that issued the security. If that judgement changes in the future we may ultimately record a realized loss, after having originally concluded that the decline in value was temporary.

    Generally, we review all securities that are trading at a significant discount to par, amortized cost (if lower) or cost for an extended period of time. We generally focus our attention on all securities whose market value is less than 75% of their cost. The specific factors we consider in evaluating potential impairment include the following:

            -   The extent of decline in value

            -   The length of time the security is below cost

            - The future prospects of the issuer, or in the case of mutual funds, the future prospects of the fund

            - Whether the decline appears to be related to general market or industry conditions, or is issuer-specific

            -   Our intent and abilty to hold the security

            -   Other qualitative and quantitative factors

    At June 30, 2003 our equity investments comprised three mutual funds: a U.S. equity fund, a global equity growth fund and a fund with attributes similar to those of the S & P 500 Index. None of the funds have a significant concentration in any business sector; accordingly, the value of our equity funds is principally influenced by macro economic factors rather than issuer-specific factors. Our investment in mutual funds is subject to the same analyses as described above for the determination of other-than-temporary declines in value. Since there is a portfolio of securities within a mutual fund, the qualitative issues are usually broader than those for individual securities and therefore the assessment of impairment is inherently more difficult and requires more management judgement.

    At June 30, 2003 we determined that there was no other-than-temporary impairment of securities. At June 30, 2003 we did not hold any securities that are not investment grade, not rated or not traded on a recognized exchange.

RESULTS OF OPERATIONS, QUARTERS ENDED JUNE 30, 2003 AND 2002

    The following is a discussion of the results of operations and financial position of IPC Holdings, Ltd. References to "we", "our" or "IPC" mean IPC Holdings together with its wholly-owned subsidiaries, IPCRe and IPCUSL. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes for the six months ended June 30, 2003.

    Our net income for the quarter ended June 30, 2003 was $65.6 million, compared to $48.6 million for the quarter ended June 30, 2002, an increase of 35%. This increase is primarily the result of the increase in earned premiums, as discussed below.

    In the quarters ended June 30, 2003 and 2002, we wrote premiums of $64.6 million and $60.1 million, respectively, an increase of 7%. Written premiums in the quarter were higher primarily because we wrote additional business for our existing clients, as well as new business. Premiums were also higher because of increases in some premium rates, which were generally in the range of 2% to 7% for loss-free contracts. The additional premium from existing clients resulting from additional business written, rate increases and foreign exchange rate differences amounted to approximately $2.1 million. Premiums from new business amounted to $9.8 million. These increases were offset by business which was not renewed because of unsatisfactory terms and conditions, which totaled approximately $12.4 million. Adjustment premiums, which are adjustments generally arising from differences between cedents' actual premium income and the original estimates thereof, were $3.7 million higher in the second quarter of 2003 compared to the second quarter of 2002. Reinstatement premiums were $1.3 million higher in the quarter ended June 30, 2003 in comparison to the second quarter in 2002, primarily because of adjustments (as described above) being applied to reinstatement premiums. We retroceded premiums of $3.7 million in the second quarter of 2003, compared to $2.0 million ceded in the second quarter of 2002. The increase reflects increased cessions to our Property Catastrophe Aggregate Excess of Loss facility, as well as the increase in retrocedants' participation in our proportional reinsurance facility, which has increased from 37% in 2002 to 60% in 2003. Net premiums earned in the three months ended June 30, 2003 were $72.3 million, compared to $56.5 million in the same period in 2002, an increase of 28%. Earned premiums were higher due to the increase in written premiums over the past twelve months, as well as the fact that reinstatement premiums and adjustment premiums are fully earned when written.

    Net investment income was $11.7 million in the quarter ended June 30, 2003, compared to $13.1 million for the quarter ended June 30, 2002. The overall yield of the fixed income portfolio was less for the quarter ended June 30, 2003 than for the corresponding quarter in 2002, due to lower interest rates and their adverse impact on the reinvestment of maturing fixed income securities. This negative factor was offset in part by the increase in the average balance of invested assets in the quarter ended June 30, 2003, which was 18% higher than the second quarter of 2002, because of positive operating cash flow in the period.

    There was a net realized gain from investments in the quarter ended June 30, 2003 of $2.4 million, compared to a net realized loss of $(6.7) million in the second quarter of 2002. Generally, net realized gains and losses fluctuate from period to period, depending on the individual securities sold, as recommended by IPCRe's investment advisor. The loss for the second quarter 2002 included a write-down of $7.1 million in the cost basis of certain stocks where management had determined there had been a decline in value which was other than temporary.

    In the three months ended June 30, 2003, we incurred losses of $11.5 million, compared to $7.8 million in the second quarter of 2002. Losses in the quarter ended June 30, 2003 included approximately $8.8 million in respect of claims from hailstorms and tornadoes which occurred in the United States in April and May of this year.

    Acquisition costs incurred, which consist primarily of commissions and brokerage fees paid to intermediaries for the production of business, were $7.1 million for the quarter ended June 30, 2003, compared to $6.4 million in the corresponding period of 2002, an increase of 11%. Acquisition costs have increased primarily because of the increase in earned premiums, but not proportionately, because we have written more business in 2003 where brokerage is not deducted. General and administrative expenses were $4.5 million in the quarter ended June 30, 2003, compared to the $3.6 million incurred in the first quarter of 2002. This increase is due primarily to a $0.4 million increase in administrative fees which are based on earned premiums, as well as some increases for certain operating expenses, including salaries and benefits, which include the impact of expensing stock grants and stock options granted to certain officers, the increased cost of Directors and Officers liability insurance and fees associated with the renewal of our revolving credit facility.

RESULTS OF OPERATIONS, SIX MONTHS ENDED JUNE 30, 2003 AND 2002

    Our net income for the six months ended June 30, 2003 was $133.1 million, compared to $92.2 million for the first six months of 2002, an increase of 44%. This increase is primarily the result of the significant increase in premiums, as discussed below.

    In the six months ended June 30, 2003 and 2002, respectively, we wrote premiums of $256.5 million and $207.2 million, an increase of 24%. Written premiums in the six months were higher primarily because we wrote additional business for our existing clients, as well as new business. Premiums were also higher because of increases in some premium rates, which were generally in the range of 2% to 10% for loss-free contracts. The additional premium from existing clients resulting from additional business written, rate increases and foreign exchange rate differences amounted to approximately $26.7 million. Premiums from new business amounted to $31.0 million. These increases were partly offset by business which was not renewed because of unsatisfactory terms and conditions, which totaled approximately $21.0 million. Adjustment premiums were $7.8 million higher in the first six months of 2003 compared to the first six months of 2002. Reinstatement premiums were $4.8 million higher in the first six months of 2003 in comparison to the corresponding six months in 2002, primarily because of adjustments (as described above) being applied to reinstatement premiums. We retroceded premiums of $13.7 million in the first six months of 2003, compared to $5.1 million ceded in the first six months of 2002. The increase reflects increased cessions to our Property Catastrophe Aggregate Excess of Loss facility, as well as the increase in retrocedants' participation in our proportional reinsurance facility, which has increased from 37% in 2002 to 60% in 2003. Net premiums earned in the six months ended June 30, 2003 were $146.6 million, compared to $102.9 million in the same period in 2002, an increase of 42%. Earned premiums were higher due to the increase in written premiums over the past twelve months, as well as the fact that reinstatement premiums and adjustment premiums are fully earned when written.

    Net investment income was $23.2 million in the six months ended June 30, 2003, compared to $25.0 million for the six months ended June 30, 2002. The overall yield of the fixed income portfolio was less for the six months ended June 30, 2003 than for the corresponding six months in 2002, due to lower interest rates and their adverse impact on the reinvestment of maturing fixed income securities. This negative factor was offset in part by the increase in the average balance of invested assets in the first six months of 2003, which was 16% higher than the first six months of 2002, because of positive operating cash flow in the period.

    There was a net realized gain from investments in the six months ended June 30, 2003 of $6.1 million, compared to a net realized loss of $(7.4) million in the first six months of 2002. Generally, net realized gains and losses fluctuate from period to period, depending on the individual securities sold, as recommended by IPCRe's investment advisor. The loss for the first six months of 2002 included a write-down of $8.4 million in the cost basis of certain stocks where management had determined there had been a decline in value which was other than temporary.

    In the six months ended June 30, 2003, we incurred losses of $22.7 million, compared to $15.4 million in the first six months of 2002. Losses in the six months ended June 30, 2003 included $8.8 million in respect of claims from hailstorms and tornadoes which occurred in the United States in April and May of this year and approximately $5.9 million in respect of an increase in the ultimate expected losses for Tropical Storm Allison which took place in June, 2001. This was the result of an unfavourable court ruling, regarding an insurance policy coverage dispute between a cedant and the original insured under the policy, for which first notice of loss was provided to us on March 28, 2003. We also established a $3.0 million net reserve ($5.6 million gross) for claims arising from bush-fires which occurred in Australia in January of this year.

    Acquisition costs incurred were $14.8 million for the six months ended June 30, 2003, compared to $11.5 million in the corresponding period of 2002, an increase of 29%. Acquisition costs have increased primarily because of the increase in earned premiums, but not proportionately, because we have written more business in 2003 where there is no brokerage. General and administrative expenses were $8.9 million in the six months ended June 30, 2003, compared to the $6.4 million incurred in the first six months of 2002. This increase is due primarily to an increase of $1.1 million in administrative fees which are based on earned premiums, as well as an increase of 35% on the aggregate for operating expenses, including salaries and benefits, which include the impact of expensing stock grants and stock options granted to certain officers in 2003, the increased cost of Directors and Officers liability insurance, fees associated with the renewal of our revolving credit facility and increased fees for auditors and lawyers because of increased corporate governance requirements under the Sarbanes-Oxley Act of 2002.

    LIQUIDITY AND CAPITAL RESOURCES

    IPC Holdings is a holding company that conducts no reinsurance operations of its own. Its cash flows are limited to distributions from IPCRe and IPCUSL by way of loans or dividends. The dividends that IPCRe may pay are limited under Bermuda legislation and IPCRe's revolving credit facility. The Bermuda Insurance Act of 1978, and subsequent amendments thereto, require IPCRe to maintain a minimum solvency margin and a minimum liquidity ratio. The maximum dividend payable by IPCRe in accordance with Bermuda regulations as of June 30, 2003 was approximately $355 million. The maximum amount IPCRe could have paid in the second quarter under the terms of the credit facility was $181.5 million.

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

    Net cash flows from operating activities in the six months ended June 30, 2003 were $127.3 million compared to $77.5 million in the first half of 2002. The increase is primarily the result of the significant increase in premium volume, combined with a reduction in claims paid during the period, which were $34.0 million in the six months ended June 30, 2003, compared to $49.0 million in the first half of 2002. A significant proportion of the claims paid in 2003 relate to the attack on the World Trade Center. We expect to continue to pay significant amounts in respect of that event during the next six to nine months.

    Net cash outflows from investing activities in the six months ended June 30, 2003 were $100.3 million. Cash and cash equivalents increased by $11.7 million in the six months ended June 30, 2003, resulting in a balance of $28.3 million at June 30, 2003. At June 30, 2003, 44% of IPC's fixed maturity investment portfolio (based on fair value) was held in securities rated AAA, and 33% was held in securities rated AA. The average modified duration of IPC's fixed maturity portfolio was 2.6 years. At June 30, 2003 our $150 million revolving credit facility expired and was replaced with a new, three year facility in the amount of $200 million effective July 1, 2003, with substantially the same terms and conditions, although covenants with respect to dividends and minimum net worth have been amended. The new facility is provided by a syndicate of lenders led jointly by Bank One N.A. and Citibank N.A. We believe that this facility, together with the relatively short duration and high quality of IPC's investment portfolio, will provide sufficient liquidity to meet IPC's cash demands.

    IPCRe is not a licensed insurer in the United States and therefore, under the terms of most of its contracts with U.S.-based companies, must provide security to reinsureds to cover unpaid liabilities in a form acceptable to state insurance commissioners. Typically, this type of security takes the form of a letter of credit issued by an acceptable bank, the establishment of a trust, or a cash advance. Currently IPCRe obtains letters of credit through one commercial bank pursuant to a $100.0 million facility. In turn, IPCRe provides the bank security by giving the bank a lien over certain of IPCRe's investments in an amount not to exceed the aggregate letters of credit outstanding to a maximum of $118.0 million. At June 30, 2003, there were outstanding letters of credit of $55.2 million. If we were unable to obtain the necessary credit, IPCRe could be limited in its ability to write business for our clients in the United States.

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

    OFF BALANCE SHEET ARRANGEMENTS

    Neither the Company nor any of its subsidiaries has any other forms of off-balance sheet arrangements, other than those disclosed above.

    TRANSACTIONS WITH NON-INDEPENDENT PARTIES

    The following is a summary of amounts in respect of significant non-independent party transactions during the six month periods ended June 30, 2003 and June 30, 2002, respectively, (expressed in thousands of U.S. dollars):

                                                                     June 30, 2003  June 30, 2002
                                                                     -------------  -------------
Administrative services fees (included in General & Admin.
                                         expenses)                   $      3,844   $      2,655

Investment fees netted against investment income:                    $      1,526   $      1,341

Underwriting services fee income (included in Other income)          $      1,544   $      2,261

Premiums written                                                     $     29,392   $     30,942
Premiums ceded                                                       $        917   $        581

    Underwriting services fee income is a percentage of the premiums written on behalf of one client, which is related to shareholders of the Company. Fees are accrued and taken into income based on the premiums earned each quarter.

    In addition, IPCRe assumed premiums through a broker related to a shareholder of the Company. Generally, such premiums represented less than 5% of total premiums assumed. Brokerage fees incurred on such premiums were generally 10% of the premium.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

    Our investment managers performed a VaR analysis to estimate the maximum potential loss of fair value for each segment of market risk for our investment portfolio, as of June 30, 2003, March 31, 2003 and December 31, 2002. The analysis calculated the VaR with respect to the net fair value of our financial instrument assets, which includes cash and cash equivalents, certain equity and high grade fixed maturity securities, as of June 30, 2003 using historical simulation methodology. As of June 30, 2003 the VaR of IPCRe's investment portfolio was approximately $22.0 million, which represents a 95th percentile value change over a one-month time horizon. This result was obtained through historical simulation using approximately 750 days (3 years) of historical interest rate, foreign exchange rate and equity market data.

    The following table presents the VaR of each component of market risk of IPCRe's investment portfolio as of June 30, 2003, March 31, 2003 and December 31, 2002, respectively, and the average for the six months ended June 30, 2003 calculated using the beginning, quarterly and ending points (expressed in thousands of U.S. dollars):

                                                                                                   Average for six
                                                        June 30,      March 31,     December 31,     months ended
                                                        --------      ---------     ------------     ------------
MARKET RISK                                               2003          2003            2002         June 30, 2003
                                                          ----          ----            ----         -------------
Currency                                              $      1,268   $      1,042   $      1,093     $      1,134
Interest Rate                                                6,604          7,193          7,938            7,245
Equity                                                      23,092         18,393         18,397           19,961
-----------------------------------------------------------------------------------------------------------------
Sum of Risk                                                 30,964         26,628         27,428           28,340
Diversification Benefit                                     (8,937)        (9,434)       (10,102)          (9,491)
-----------------------------------------------------------------------------------------------------------------
TOTAL NET RISK                                        $     22,027   $     17,194   $     17,326     $     18,849
-----------------------------------------------------------------------------------------------------------------

    The increase in VaR from equities and the subsequent increase in the overall VaR is because of an increase in the value of equities. IPCRe's premiums receivable and liabilities for losses from reinsurance contracts it has written, are also exposed to the risk of changes in value resulting from fluctuations in foreign currency exchange rates. To an extent, the impact on loss reserves of a movement in an exchange rate, will be partly offset by the impact on assets (receivables and cash/investments) denominated in the same currency, or vice versa. As of June 30, 2003 an estimated 38% or $56 million (June 30, 2002 - 36% or $45 million) of reinsurance premiums receivable, and an estimated $32 million (June 30, 2002 - $20 million) of loss reserves, were denominated in non-U.S. currencies. At June 30, 2003 we held U.S.$1.5 million in Australian dollar short term deposits. Accordingly, we do not believe that the impact of exchange rate movements in respect of receivables or loss reserves on our overall VaR as of June 30, 2003 to be material.

ITEM 4. CONTROLS AND PROCEDURES

    Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). As of the end of the period covered by this report, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

NOTE ON FORWARD-LOOKING STATEMENTS

    This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition, including but not limited to expectations regarding market cycles, renewals and our ability to increase written premium volume and improve profit margins, market conditions, the impact of current market conditions and trends on future periods, the impact of our business strategy on our results, trends in pricing and claims and the insurance and reinsurance market response to catastrophic events. Some forward-looking statements may be identified by our use of terms such as "believes," "anticipates," "intends," or "expects" and relate to our plans and objectives for future operations. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. We do not intend, and are under no obligation, to update any forward-looking statement contained in this report. The largest single factor in our results has been and will continue to be the severity or frequency of catastrophic events, which is inherently unpredictable. Numerous factors could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to, the following: (i) the occurrence of natural or man-made catastrophic events with a frequency or severity exceeding our estimates; (ii) any lowering or loss of one of the financial ratings of IPC Holdings' wholly owned subsidiary, IPCRe Limited ("IPCRe" and together with the Company, IPCRe Europe (as defined herein) and IPCRe Underwriting Services (as defined herein), "we" or "IPC"); (iii) a decrease in the level of demand for property catastrophe reinsurance, or increased competition owing to increased capacity of property catastrophe reinsurers; (iv) the effect of competition on market trends and pricing; (v) the adequacy of our loss reserves; (vi) loss of our non-admitted status in United States jurisdictions or the passage of federal or state legislation subjecting us to supervision or regulation in the United States; (vii) challenges by insurance regulators in the United States to our claim of exemption from insurance regulation under current laws; (viii) a contention by the United States Internal Revenue Service that we are engaged in the conduct of a trade or business within the U.S.; (ix) loss of services of any one of our executive officers; (x) changes in interest rates and/or equity values in the United States of America and elsewhere; or (xi) changes in exchange rates and greater than expected currency exposure.
                                       16

                         PART II - OTHER INFORMATION
    ITEM 1.       LEGAL PROCEEDINGS

             NONE

    ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

             NONE

    ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

             NONE

    ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  On June 13, 2003 the Annual General Meeting of Shareholders of the Company was held. At the meeting, shareholders were asked to vote upon resolutions set forth below. The following tabulation indicates the number of shares present in person or by proxy at such meeting and the number of such shares for or against, or withheld, or abstaining, with respect to each resolution after giving effect to the voting limitations contained in the Company's Bye-Laws:

                  i) amending the Company's Bye-Laws to permit certain passive investor intermediaries to increase their share ownership above 10% in specified circumstances -

                     FOR               AGAINST          WITHHELD
                     ---               -------          --------
                  30,598,355            81,751           15,150

                  ii) amending the Company's Stock Option Plan to increase the number of Common Shares subject thereto, and extend the expiration date of the Plan -

                     FOR               AGAINST          WITHHELD
                     ---               -------          --------
                  28,233,518          6,200,500          193,842

                  iii) approving the Company's Stock Incentive Plan -

                     FOR               AGAINST         WITHHELD
                     ---               -------         --------
                  29,240,174          5,190,569         197,117

                  iv) electing the following persons as directors of the Company to serve until the 2004 Annual General Meeting -


                                                             FOR       AGAINST    WITHHELD
                                                             ---       -------    --------
                  Joseph C.H. Johnson                     33,712,937       -      914,923
                  Anthony M. Pilling                      33,938,253       -      689,607
                  Dr. the Honourable Clarence James       33,936,963       -      690,897
                  Frank Mutch                             33,957,123       -      670,737
                  James P. Bryce                          31,189,153       -    3,438,707
                  Jackie Clegg                            33,938,043       -      689,817

                  v) appointing KPMG as auditors of the Company for its fiscal year ending December 31, 2003 and authorizing the Audit Committee to set the compensation of the auditors -

                     FOR               AGAINST          WITHHELD
                     ---               -------          --------
                  34,571,410           49,950            6,500

                  All resolutions were passed by show of hands. No other business of substance was transacted.

    ITEM 5.       OTHER INFORMATION

             NONE
                                       17

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

EXHIBIT
 NUMBER                                                      DESCRIPTION
 ------                                                      -----------
 3.1           Memorandum of Association of the Company

 3.2 +         Amended and Restated Bye-laws of the Company

 3.3           Form of Memorandum of Increase of Share Capital

10.1 *         Credit Agreement between IPCRe Limited, Bank One N.A. and other Lenders named therein

11.1 *         Reconciliation of basic and diluted net income per common share ("EPS").

31.1 *         Certification by Registrant's Chief Executive Officer, as required by Section 302 of the Sarbanes-
               Oxley Act of 2002

31.2 *         Certification by Registrant's Chief Financial Officer, as required by Section 302 of the Sarbanes-
               Oxley Act of 2002

32.0           Certification, as required by Section 906 of the Sarbanes-Oxley Act of 2002.  This is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections A and B of Section 1350, Chapter 63 of Title 18, United
               States Code) and is not being filed as part of this report.

* Filed herewith

+ Incorporated by reference to our filing on Form -8-A/A (No. 000-27662) filed on July 9, 2003.
                  (b) Reports on Form 8-K

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

                                              IPC HOLDINGS, LTD.
                                              ------------------
                                                 (REGISTRANT)

    DATE JULY 29TH, 2003                      /s/ James P. Bryce
                               -------------------------------------------------
                                                JAMES P. BRYCE
                               PRESIDENT AND CHIEF EXECUTIVE OFFICER

    DATE JULY 29TH , 2003                     /s/ John R. Weale
                               -------------------------------------------------
                                                JOHN R. WEALE
                               SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

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

EXHIBIT
 NUMBER                                                    DESCRIPTION
 ------                                                    -----------
 3.1           Memorandum of Association of the Company

 3.2 +         Amended and Restated Bye-laws of the Company

 3.3           Form of Memorandum of Increase of Share Capital

10.1 *         Credit Agreement between IPCRe Limited, Bank One N.A. and other Lenders named therein

11.1 *         Reconciliation of basic and diluted net income per common share ("EPS")

31.1 *         Certification by Registrant's Chief Executive Officer, as required by Section 302 of the Sarbanes-
               Oxley Act of 2002

31.2 *         Certification by Registrant's Chief Financial Officer, as required by Section 302 of the Sarbanes-
               Oxley Act of 2002

32.0           Certification, as required by Section 906 of the Sarbanes-Oxley Act of 2002. This is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections A and B of Section 1350, Chapter 63 of Title
               18, United States Code) and is not being filed as part of this report.

*   Filed herewith

+ Incorporated by reference to our filing on Form 8-A/A (No. 000-27662) filed on July 9, 2003.