Form 10-Q
period 2003-09-30
IPC HOLDINGS LTD
filed 2003-10-28
CIK 909815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________to____________________________

Commission file number: 0-27662

IPC Holdings, Ltd.

(Exact name of registrant as specified in its charter)

Bermuda	Not Applicable

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

American International Building, 29 Richmond Road, Pembroke, HM 08, Bermuda

(Address of principal executive offices)

(441) 298-5100

(Registrant’s telephone number,
including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period tat the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ✓ No [  ]

The number of outstanding common shares par value U.S. $0.01 per share of IPC Holdings, Ltd., as of October 28, 2003, was 48,220,683.

Exhibit Index located on page 17

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of United States dollars, except for per share amounts)

	As of	As of
	September 30, 2003	December 31, 2002

	(unaudited)
ASSETS:
Fixed maturity investments:
Available for sale, at fair value (amortized cost 2003 $1,261,785; 2002 $1,113,432)	$1,300,898	$1,153,609
Equity investments, available for sale at fair value (cost 2003 $247,347; 2002: $216,815)	284,129	216,897
Cash and cash equivalents	19,699	16,656
Reinsurance premiums receivable	97,626	50,328
Deferred premiums ceded	4,771	819
Loss and loss adjustment expenses recoverable	2,312	405
Accrued investment income	22,464	24,163
Deferred acquisition costs	13,139	6,095
Prepaid expenses and other assets	7,234	5,003

TOTAL ASSETS	$1,752,272	$1,473,975

LIABILITIES:
Reserve for losses and loss adjustment expenses	$117,159	$119,355
Unearned premiums	119,025	51,902
Reinsurance premiums payable	5,568	1,555
Deferred fees and commissions	2,128	127
Accounts payable and accrued liabilities	10,389	9,553

	254,269	182,492

SHAREHOLDERS’ EQUITY:
Share capital (Common shares outstanding, par value U.S. $0.01: 2003 48,217,099; 2002: 48,179,805 shares)	482	482
Additional paid-in capital	849,516	846,397
Deferred stock grant compensation	(1,624)	—
Retained earnings	573,734	404,345
Accumulated other comprehensive income	75,895	40,259

	1,498,003	1,291,483

TOTAL SHAREHOLDERS’ EQUITY AND LIABILITIES	$1,752,272	$1,473,975

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Expressed in thousands of United States dollars, except for per share amounts)

	Quarter ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES:
Gross premiums written	$45,804	$35,522	$302,254	$242,680
Change in unearned premiums	35,566	28,847	(67,123)	(72,097)

Premiums earned	81,370	64,369	235,131	170,583

Reinsurance premiums ceded	(1,044)	(538)	(14,725)	(5,607)
Change in deferred premiums ceded	(2,552)	(923)	3,951	821

Premiums ceded	(3,596)	(1,461)	(10,774)	(4,786)

Net premiums earned	77,774	62,908	224,357	165,797
Net investment income	11,725	12,451	34,973	37,408
Net realized gains (losses) on investments	292	(821)	6,432	(8,246)
Other income	856	368	2,400	2,629

	90,647	74,906	268,162	197,588

EXPENSES:
Net losses and loss adjustment expenses	15,778	18,872	38,450	34,244
Net acquisition costs	7,810	6,461	22,629	17,926
General and administrative expenses	4,678	3,393	13,583	9,805
Net exchange loss (gain)	249	397	(1,748)	(2,323)

	28,515	29,123	72,914	59,652

NET INCOME	$62,132	$45,783	$195,248	$137,936

Basic net income per common share	$1.29	$0.95	$4.05	$2.86
Diluted net income per common share	$1.29	$0.95	$4.04	$2.86
Weighted average number of common shares - basic	48,214,793	48,172,776	48,194,170	48,172,776
Weighted average number of common shares - diluted	48,300,348	48,265,409	48,280,373	48,267,844

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Expressed in thousands of United States dollars)

	Quarter ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET INCOME	$62,132	$45,783	$195,248	$137,936

Other comprehensive income (loss):
Net holding gains (losses) on investments during period	1,103	(7,746)	42,068	(29,294)
Reclassification adjustment for (gains) losses included in net income	(292)	821	(6,432)	8,246

	811	(6,925)	35,636	(21,048)

COMPREHENSIVE INCOME	$62,943	$38,858	$230,884	$116,888

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Expressed in thousands of United States dollars)

	As of	As of
	September 30, 2003	December 31, 2002

	(unaudited)
COMMON SHARES PAR VALUE $0.01:
Balance, beginning of year	$482	$482
Additional shares issued	0	0

Balance, end of period	$482	$482

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	$846,397	$846,101
Shares issued	1,678	458
Shares repurchased	(814)	(162)
Stock options and grants	2,255	0

Balance, end of period	$849,516	$846,397

DEFERRED STOCK GRANT COMPENSATION:
Balance, beginning of year	$0	$0
Stock grants awarded	(2,011)	0
Amortization	387	0

Balance, end of period	$(1,624)	$0

RETAINED EARNINGS:
Balance, beginning of year	$404,345	$246,568
Net income	195,248	157,906
Reduction on share repurchase	(798)	(129)
Dividends paid	(25,061)	0

Balance, end of period	$573,734	$404,345

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance, beginning of year	$40,259	$12,643
Other comprehensive income	35,636	27,616

Balance, end of period	$75,895	$40,259

TOTAL SHAREHOLDERS’ EQUITY	$1,498,003	$1,291,483

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of United States dollars)

	Nine months ended September 30,

	2003	2002

	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$195,248	$137,936
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of fixed maturity premiums (discount), net	11,167	5,948
Net realized (gains) losses on investments	(6,432)	8,246
Stock compensation	631	0
Changes in:
Reinsurance premiums receivable	(47,298)	(39,669)
Deferred premiums ceded	(3,952)	(821)
Loss and loss adjustment expenses recoverable	(1,907)	240
Accrued investment income	1,699	(3,087)
Deferred acquisition costs	(7,044)	(7,761)
Prepaid expenses and other assets	(2,231)	(2,862)
Reserve for losses and loss adjustment expenses	(2,196)	(34,110)
Unearned premiums	67,123	72,097
Reinsurance premiums payable	4,013	1,141
Deferred fees and commissions	2,001	98
Accounts payable and accrued liabilities	836	2,255

Cash provided by operating activities	211,658	139,651

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed maturity investments	(785,859)	(950,906)
Proceeds from sale of fixed maturity investments	546,524	606,884
Proceeds from maturities of fixed maturity investments	86,246	9,000
Purchases of equity investments	(30,532)	(131,990)
Proceeds from sale of equity investments	0	42,947

Cash used in investing activities	(183,621)	(424,065)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from share issuance	67	166
Cash dividends paid to shareholders	(25,061)	0

Cash used by financing activities	(24,994)	166

Net increase (decrease) in cash and cash equivalents	3,043	(284,248)
Cash and cash equivalents, beginning of period	16,656	315,207

Cash and cash equivalents, end of period	$19,699	$30,959

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except for per share amounts)
(unaudited)

1.	GENERAL:

The consolidated interim financial statements presented herein have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of IPC Holdings, Ltd. (the “Company”), and its wholly owned subsidiaries, IPCRe Limited (“IPCRe”) and IPCRe Underwriting Services Limited (“IPCUSL” and, together with the Company and IPCRe, “IPC”) and IPCRe Europe Limited, which is a wholly-owned subsidiary of IPCRe. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the nine-month periods ended September 30, 2003 and 2002, respectively, the balance sheet as of September 30, 2003 and the cash flows for the nine month periods ended September 30, 2003 and 2002, respectively. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002, incorporated herein by reference to our report on Form 10-K. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.	DIVIDENDS:

On March 5, 2003 we paid a dividend of $0.16 per share to shareholders of record on February 19, 2003.

On June 26, 2003 we paid a dividend of $0.16 per share to shareholders of record on June 10, 2003

On September 18, 2003 we paid a dividend of $0.20 per share to shareholders of record on September 2, 2003.

On October 21, 2003 we declared a dividend of $0.20 per share, payable on December 11, 2003 to shareholders of record on November 25, 2003.

3.	ACCOUNTING FOR STOCK-BASED COMPENSATION AND DISCLOSURE:

On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 148, “Accounting for Stock-Based Compensation and Disclosure” (“SFAS 148”), which is effective for fiscal years ending after December 31, 2002. SFAS 148 amends Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends disclosure requirements of SFAS 123 to require prominent disclosure about the method of accounting for stock based employee compensation and the effect of the method used to report results. SFAS 148 permits two additional transition methods for entities that adopt the preferable fair value method of accounting for stock-based employee compensation. In addition, the original prospective method of transition for changes to the fair value method under SFAS 123 will no longer be permitted in fiscal periods beginning after December 15, 2003. Management has adopted the fair value method of accounting for stock-based employee compensation on a prospective basis for all awards granted, modified or settled after January 1, 2003. The amount of the charge recorded in the nine months ended September 30, 2003 was $243.

On June 13, 2003 the shareholders approved a new stock incentive plan. The plan allows for the issuance of up to one million shares as grants of restricted stock to selected employees to compensate them for their contributions to the long-term growth and profits of the company. These grants are accounted for under SFAS 123 and the charge recorded for the nine months ended September 30, 2003 was $387.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period in accordance with SFAS 123.

	Quarter ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income, as reported	$62,132	$45,783	$195,248	$137,936
Add: Stock-based employee expense	81	0	243	0
Deduct: Total stock-based employee expense determined under fair value based method for all awards	(255)	(200)	(765)	(600)

Pro forma net income	$61,958	$45,583	$194,726	$137,336

Earnings per share:
Basic – as reported	1.29	0.95	4.05	2.86
Basic – pro forma	1.29	0.95	4.05	2.85
Diluted – as reported	1.29	0.95	4.04	2.86
Diluted – pro forma	1.28	0.94	4.03	2.85

4.	NEW ACCOUNTING PRONOUNCEMENTS:

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). The statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The statement will be effective for contracts entered into or modified after June 30, 2003. Management does not believe that the adoption of this new accounting pronouncement has had any material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is the primary beneficiary, as defined in FIN 46. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. On October 9, 2003, the FASB issued FASB Staff Position (“FSP”) 46-6, deferring the effective date for the application of the provisions of FIN 46 for variable interest entities created before February 1, 2003. As a result, FIN 46 will be effective for the Company as December 31, 2003. Management are continuing to evaluate the impact of the application of FIN 46 as further interpretations are released.

On May 15, 2003, the Financial Accounting Standards Board issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. The Statement requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of the Statement on July 1, 2003. Management does not believe that the adoption of this new accounting pronouncement has had any material impact on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The following is a summary of the accounting policies for the three main components of our balance sheet and statement of income: premiums, losses (claims) including reserves and investments/investment income.

Premiums

Premiums are recorded as written at the beginning of each policy, based upon information received from ceding companies and their brokers, and are earned over the policy period. For excess of loss contracts, the amount of deposit premium is contractually documented at inception, and no management judgement is necessary in accounting for this. Premiums are earned on a pro rata basis over the policy period. For proportional treaties, the amount of premium is normally estimated at inception by the ceding company. We account for such premium using the initial estimates, which are reviewed regularly with respect to the actual premium reported by the ceding company. For the nine months ended September 30, 2003 the net amount of premium written resulting from estimate accruals was approximately 4% of total premiums written. We also accrue for reinstatement premiums (premiums paid to reinstate reinsurance coverage following a claim). Such accruals are based upon actual contractual terms applied to the amount of loss reserves expected to be paid, and the only element of management judgement involved is with respect to the amount of loss reserves, as described below. The amount accrued at September 30, 2003 for reinstatement premiums on Reported But Not Enough losses (“RBNE”) and Incurred But Not Reported (“IBNR”) loss reserves was $4.5 million, the majority of which related to claims from the terrorist attack on the World Trade Center and the September 2003 windstorm losses.

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

Estimating appropriate loss reserves for catastrophes is an inherently uncertain process. Loss reserves represent our estimates, at a given point in time, of ultimate settlement and administration costs of losses incurred (including IBNR and RBNE losses). We regularly review and update these estimates, using the most current information available to us. Consequently, the ultimate liability for a catastrophic loss is likely to differ from the original estimate. Whenever we determine that any existing loss reserves are inadequate, we are required to increase the loss reserves with a corresponding reduction, which could be material, in our operating results in the period in which the deficiency is identified. The establishment of new reserves, or the adjustment of reserves for reported claims, could result in significant upward or downward changes to our financial condition or results of operations in any particular period.

The reserve for losses and loss adjustment expenses is based upon reports from industry sources, individual case estimates received from ceding companies and/or their brokers, output from commercially available catastrophe loss models and management’s estimates. When a catastrophic event occurs, we first determine which treaties may be affected using our geographic database of exposures. We then contact the respective brokers and ceding companies involved with those treaties, to determine their estimate of involvement and the extent to which the reinsurance program is affected. We may also use computer modeling to measure and estimate loss exposure under the actual event scenario, if available. Since 1993, we have contracted Air Worldwide Corporation for the use of their proprietary models - currently CATRADER ® - as part of our modeling approach. These computer-based loss modeling systems utilize A.M. Best’s data and direct exposure information obtained from our clients. Once an event occurs, we establish a specific reserve for that event, based upon estimates of total losses incurred by the ceding insurers as a result of the event and a specific estimate of the portion of such loss we have reinsured. Management’s estimates are used mostly for IBNR or RBNE loss amounts. For certain catastrophic events there is considerable uncertainty underlying the assumptions and associated estimated reserves for losses and loss adjustment expenses. Reserves are reviewed regularly and, as experience develops and additional information becomes known, the reserves are adjusted as necessary. Such adjustments, if necessary, are reflected in results of operations in the period in which they become known. For excess of loss business, which is generally over 90% of the premium we write, we are aided by the fact that each treaty has a defined limit of liability arising from one event. Once that limit has been reached, we have no further exposure to additional losses from that treaty for the same event. For proportional treaties, we generally use an initial estimated loss and loss expense ratio (the ratio of losses and loss adjustment expenses incurred to premiums earned), based upon information provided by the ceding company and our historical experience of that treaty, if any. The estimate is adjusted as actual experience becomes known.

At September 30, 2003 management’s estimates for IBNR/RBNE represented approximately 41% of total loss reserves. The majority of the estimate related to reserves for claims from the attack on the World Trade Center, September 2003 windstorms in various parts of the world, hailstorms and tornado losses in April/May 2003 in the United States and Europe, the floods which affected central and eastern Europe in August 2002, Tropical Storm Allison which affected parts of Texas in June 2001 and reserves for proportional treaties. In accordance with IPCRe’s registration under the Bermuda Insurance Act 1978 and Related Regulations (the “Insurance Act”), the loss reserves are certified annually by an independent loss reserve specialist.

Investments

In accordance with our investment guidelines, our investments consist of certain marketable equity securities and high-grade marketable fixed income securities. Investments are carried at fair value as determined by the most recently traded price of each security at the balance sheet date. In accordance with Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), unrealized gains and losses are included within Accumulated Other Comprehensive Income as a separate component of Shareholders’ Equity. Realized gains and losses on sales of investments are determined on a first-in, first-out basis. Investment income is recorded when earned and includes the amortization of premiums and discounts on investments.

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

At September 30, 2003 our equity investments comprised three mutual funds: a U.S. equity fund, a global equity growth fund and a fund with attributes similar to those of the S & P 500 Index. None of the funds have a significant concentration in any one business sector; accordingly, the value of our equity funds is principally influenced by macro economic factors rather than issuer-specific factors. Our investment in mutual funds is subject to the same analyses as described above for the determination of other-than-temporary declines in value. Since there is a portfolio of securities within a mutual fund, the qualitative issues are usually broader than those for individual securities and therefore the assessment of impairment is inherently more difficult and requires more management judgement.

At September 30, 2003 we determined that there was no other-than-temporary impairment of securities. At September 30, 2003 we did not hold any securities that are not investment grade, not rated or not traded on a recognized exchange.

RESULTS OF OPERATIONS, QUARTERS ENDED SEPTEMBER 30, 2003 AND 2002

The following is a discussion of the results of operations and financial position of IPC Holdings, Ltd. References to “we”, “our” or “IPC” mean IPC Holdings together with its wholly-owned subsidiaries, IPCRe and IPCUSL. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes for the quarter and the nine months ended September 30, 2003.

Our net income for the quarter ended September 30, 2003 was $62.1 million, compared to $45.8 million for the quarter ended September 30, 2002, an increase of 36%. This increase is primarily the result of the increase in earned premiums, as discussed below.

In the quarters ended September 30, 2003 and 2002, we wrote premiums of $45.8 million and $35.5 million, respectively, an increase of 29%. Written premiums in the quarter were higher primarily because we wrote new business. The premium from existing clients was approximately $1.4 million less in the third quarter of 2003 compared to the third quarter of 2002, due to program re-structuring and foreign exchange rate differences. Premiums from new business amounted to $10.5 million. This was offset by business which was not renewed because of unsatisfactory terms and conditions, which totaled approximately $2.3 million. Adjustment premiums, which are adjustments generally arising from differences between cedents’ actual premium income and the original estimates thereof, were $4.4 million higher in the third quarter of 2003 compared to the third quarter of 2002. Reinstatement premiums were $0.8 million less in the quarter ended September 30, 2003 in comparison to the third quarter in 2002. We retroceded premiums of $1.0 million in the third quarter of 2003, compared to $0.5 million ceded in the third quarter of 2002. The increase reflects increased cessions to our Property Catastrophe Aggregate Excess of Loss Reinsurance facility, as well as the increase in retrocedants’ participation in our proportional reinsurance facility, which has increased from 37% in 2002 to 60% in 2003. Net premiums earned in the quarter ended September 30, 2003 were $77.8 million, compared to $62.9 million in the same period in 2002, an increase of 24%. Earned premiums were higher due to the increase in written premiums over the past twelve months, as well as the fact that adjustment premiums are fully earned when written.

Net investment income was $11.7 million in the quarter ended September 30, 2003, compared to $12.4 million for the quarter ended September 30, 2002. The overall yield of the fixed income portfolio was less for the quarter ended September 30, 2003 than for the corresponding quarter in 2002, due to lower interest rates and their adverse impact on the reinvestment of maturing fixed income securities. This negative factor was offset in part by the increase in the average balance of invested assets in the quarter ended September 30, 2003, which was 19% higher than the third quarter of 2002, because of positive operating cash flow in the period.

There was a net realized gain from investments in the quarter ended September 30, 2003 of $0.3 million, compared to a net realized loss of $(0.8) million in the third quarter of 2002. Generally, net realized gains and losses fluctuate from period to period, depending on the individual securities sold, as recommended by IPCRe’s investment advisor.

In the three months ended September 30, 2003, we incurred net losses and loss adjustment expenses of $15.8 million, compared to $18.9 million in the third quarter of 2002. Losses in the third quarter of 2003 include reserves for anticipated claims resulting from the windstorms that occurred in various parts of the world in September, 2003, including Hurricane Isabel which impacted several mid-Atlantic states, as well as losses from a hailstorm which struck Vienna, Austria in May, 2003.

Acquisition costs incurred, which consist primarily of commissions and brokerage fees paid to intermediaries for the production of business, were $7.8 million for the quarter ended September 30, 2003, compared to $6.5 million in the corresponding period of 2002, an increase of 21%. Acquisition costs have increased primarily because of the increase in earned premiums, but they have not increased proportionately, because we have written more business in 2003 where brokerage is not deducted. General and administrative expenses were $4.7 million in the quarter ended September 30, 2003, compared to the $3.4 million incurred in the third quarter of 2002. This increase is due primarily to a $0.4 million increase in administrative fees which are based on earned premiums, as well as some increases for certain operating expenses, including salaries and benefits, which include the impact of expensing stock grants and stock options granted to certain officers, the increased cost of Directors and Officers liability insurance, professional fees resulting from increased corporate governance requirements under the Sarbanes-Oxley Act of 2002 and fees associated with the renewal of our revolving credit facility.

RESULTS OF OPERATIONS, NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Our net income for the nine months ended September 30, 2003 was $195.2 million, compared to $137.9 million for the first nine months of 2002, an increase of 42%. This increase is primarily the result of the significant increase in earned premiums, as discussed below.

In the nine months ended September 30, 2003 and 2002, respectively, we wrote premiums of $302.3 million and $242.7 million, an increase of 25%. Written premiums in the nine months were higher primarily because we wrote additional business for our existing clients, as well as new business. Premiums were also higher because of increases in some premium rates, which were generally in the range of 2% to 10% for loss-free contracts. The additional premium from existing clients resulting from additional business written, rate increases and foreign exchange rate differences amounted to approximately $25.2 million. Premiums from new business amounted to $41.4 million. These increases were partly offset by business which was not renewed because of unsatisfactory terms and conditions, which totaled approximately $23.4 million. Adjustment premiums were $12.3 million higher in the first nine months of 2003 compared to the first nine months of 2002, because of increases in cedants’ underlying exposures and premium volumes in 2002, in comparison to the levels originally estimated. Reinstatement premiums were $4.0 million higher in the first nine months of 2003 in comparison to the corresponding nine months in 2002. We retroceded premiums of $14.7 million in the first nine months of 2003, compared to $5.6 million ceded in the first nine months of 2002. The increase reflects increased cessions to our Property Catastrophe Aggregate Excess of Loss facility, as well as the increase in retrocedants’ participation in our proportional reinsurance facility, which has increased from 37% in 2002 to 60% in 2003. Net premiums earned in the nine months ended September 30, 2003 were $224.4 million, compared to $165.8 million in the same period in 2002, an increase of 35%. Earned premiums were higher due to the increase in written premiums over the past twelve months, as well as the fact that adjustment premiums are fully earned when written.

Net investment income was $35.0 million in the nine months ended September 30, 2003, compared to $37.4 million for the nine months ended September 30, 2002. The overall yield of the fixed income portfolio was less for the nine months ended September 30, 2003 than for the corresponding nine months in 2002, due to lower interest rates and their adverse impact on the reinvestment of maturing fixed income securities. This negative factor was offset in part by the increase in the average balance of invested assets in the first nine months of 2003, which was 16% higher than the first nine months of 2002, because of positive operating cash flow in the period.

There was a net realized gain from investments in the nine months ended September 30, 2003 of $6.4 million, compared to a net realized loss of $(8.2) million in the first nine months of 2002. Generally, net realized gains and losses fluctuate from period to period, depending on the individual securities sold, as recommended by IPCRe’s investment advisor. The loss for the first nine months of 2002 included a write-down of $8.4 million in the cost basis of certain stocks where management had determined there had been a decline in value which was other than temporary.

In the nine months ended September 30, 2003, we incurred net losses and loss adjustment expenses of $38.5 million, compared to $34.2 million in the first nine months of 2002. Losses in the nine months ended September 30, 2003 include $10.0 million in reserves for anticipated claims resulting from the windstorms that occurred in various parts of the world in September, 2003, including Hurricane Isabel which impacted several mid-Atlantic states, $10.0 million in respect of claims from hailstorms and tornadoes which occurred in the United States in April and May of this year and approximately $5.9 million in respect of an increase in the ultimate expected losses for Tropical Storm Allison which took place in June, 2001. This was the result of an unfavourable court ruling, regarding an insurance policy coverage dispute between a cedant and the original insured under the policy, for which first notice of loss was provided to us on March 28, 2003.

Acquisition costs incurred were $22.6 million for the nine months ended September 30, 2003, compared to $17.9 million in the corresponding period of 2002, an increase of 26%. Acquisition costs have increased primarily because of the increase in earned premiums, but they have not increased proportionately, because we have written more business in 2003 where brokerage is not deducted. General and administrative expenses were $13.6 million in the nine months ended September 30, 2003, compared to the $9.8 million incurred in the first nine months of 2002. This increase is due primarily to an increase of $1.5 million in administrative fees which are based on earned premiums, as well as an increase in certain operating expenses, including salaries and benefits, which include the impact of expensing stock grants and stock options granted to certain officers in 2003, the increased cost of Directors and Officers liability insurance, fees associated with the renewal of our revolving credit facility and increased professional fees because of increased corporate governance requirements under the Sarbanes-Oxley Act of 2002.

LIQUIDITY AND CAPITAL RESOURCES

IPC Holdings is a holding company that conducts no reinsurance operations of its own. Its cash flows are limited to distributions from IPCRe and IPCUSL by way of loans or dividends. The dividends that IPCRe may pay are limited under Bermuda legislation and IPCRe’s revolving credit facility (described below in this section). The Bermuda Insurance Act of 1978, and subsequent amendments thereto, require IPCRe to maintain a minimum solvency margin and a minimum liquidity ratio. The maximum dividend payable by IPCRe in accordance with Bermuda regulations as of September 30, 2003 was approximately $369 million. The maximum amount IPCRe could have paid in the third quarter under the terms of the revolving credit facility was $566 million.

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

Net cash flows from operating activities in the nine months ended September 30, 2003 were $211.7 million compared to $139.7 million in the first three quarters of 2002. The increase is primarily the result of the significant increase in premium volume, combined with a reduction in net claims paid during the period, which were $45.0 million in the nine months ended September 30, 2003, compared to $69.6 million in the first three quarters of 2002. A significant proportion of the claims paid in 2003 relate to the attack on the World Trade Center.

Net cash outflows from investing activities in the nine months ended September 30, 2003 were $183.6 million. Cash and cash equivalents increased by $3.0 million in the nine months ended September 30, 2003, resulting in a balance of $19.7 million at September 30, 2003. At September 30, 2003, 56% of IPC’s fixed maturity investment portfolio (based on fair value) was held in securities rated AAA, and 25% was held in securities rated AA. The average modified duration of IPC’s fixed maturity portfolio was 2.5 years. At June 30, 2003 our $150 million revolving credit facility expired and was replaced with a new, three year facility in the amount of $200 million effective July 1, 2003, with substantially the same terms and conditions, although covenants with respect to dividends and minimum net worth have been amended. The new facility is provided by a syndicate of lenders led jointly by Bank One N.A. and Citibank N.A. We believe that this facility, together with the relatively short duration and high quality of IPC’s investment portfolio, will provide sufficient liquidity to meet IPC’s cash demands.

IPCRe is not a licensed insurer in the United States and therefore, under the terms of most of its contracts with U.S.-based companies, must provide security to reinsureds to cover unpaid liabilities in a form acceptable to state insurance commissioners. Typically, this type of security takes the form of a letter of credit issued by an acceptable bank, the establishment of a trust, or a cash advance. Currently IPCRe obtains letters of credit through one commercial bank pursuant to a $100.0 million facility. In turn, IPCRe provides the bank security by giving the bank a lien over certain of IPCRe’s investments in an amount not to exceed the aggregate letters of credit outstanding to a maximum of $118.0 million. At September 30, 2003, there were outstanding letters of credit of $55.1 million. If we were unable to obtain the necessary credit, IPCRe could be limited in its ability to write business for our clients in the United States.

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

Transactions with Non-Independent Parties

The following is a summary of amounts in respect of significant non-independent party transactions during the nine month periods ended September 30, 2003 and September 30, 2002, respectively (expressed in thousands of U.S. dollars):

	September 30, 2003	September 30, 2002

Administrative services fees (included in General & Admin. expenses)	$5,878	$4,265
Investment fees netted against investment income:	$2,330	$1,165
Underwriting services fee income (included in Other income)	$2,400	$2,629
Premiums written	$34,231	$36,387
Premiums ceded	$1,002	$596

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

Our investment managers performed a VaR analysis to estimate the maximum potential loss of fair value for each segment of market risk for our investment portfolio, as of September 30, 2003, June 30, 2003, March 31, 2003 and December 31, 2002. The analysis calculated the VaR with respect to the net fair value of our financial instrument assets, which includes cash and cash equivalents, certain equity and high grade fixed maturity securities, as of September 30, 2003 using historical simulation methodology. As of September 30, 2003 the VaR of IPCRe’s investment portfolio was approximately $23.0 million, which represents a 95th percentile value change over a one-month time horizon. This result was obtained through historical simulation using approximately 750 days (3 years) of historical interest rate, foreign exchange rate and equity market data.

The following table presents the VaR of each component of market risk of IPCRe’s investment portfolio as of September 30, 2003, June 30, 2003, March 31, 2003 and December 31, 2002, respectively, and the average for the nine months ended September 30, 2003 calculated using the beginning, quarterly and ending points (expressed in thousands of U.S. dollars):

                   Market Risk

					Average for nine
					months ended
	September	June 30,	March 31,	December 31,	September 30,
	30, 2003	2003	2003	2002	2003

Currency	$1,549	$1,268	$1,042	$1,093	$1,237
Interest Rate	11,182	6,604	7,193	7,938	8,229
Equity	26,501	23,092	18,393	18,397	21,596

Sum of Risk	39,232	30,964	26,628	27,428	31,062
Diversification Benefit	(16,245)	(8,937)	(9,434)	(10,102)	(11,178)

Total Net Risk	$22,987	$22,027	$17,194	$17,326	$19,884

The increase in VaR from equities and the subsequent increase in the overall VaR is because of an increase in the value of equities. IPCRe’s premiums receivable and liabilities for losses from reinsurance contracts it has written, are also exposed to the risk of changes in value resulting from fluctuations in foreign currency exchange rates. To an extent, the impact on loss reserves of a movement in an exchange rate, will be partly offset by the impact on assets (receivables and cash/investments) denominated in the same currency, or vice versa. As of September 30, 2003 an estimated 34% or $33 million (September 30, 2002 - 30% or $25 million) of reinsurance premiums receivable, and an estimated $31 million (September 30, 2002 - $19 million) of loss reserves, were denominated in non-U.S. currencies. Accordingly, we do not believe that the impact of exchange rate movements in respect of receivables or loss reserves on our overall VaR as of September 30, 2003 to be material.

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Exhibit
Number	Description

3.1	Memorandum of Association of the Company

3.2 +	Amended and Restated Bye-laws of the Company

3.3	Form of Memorandum of Increase of Share Capital

11.1 ç	Reconciliation of basic and diluted net income per common share (“EPS”)

31.1 ç	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 ç	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

ç	Filed herewith

+	Incorporated by reference to our filing on Form 8-A/A (No. 000-27662) filed on July 9, 2003.

**	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (sub-sections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), and are not being filed as exhibits to this report.

(b) Reports on Form 8-K

On July 23 2003, the Company filed a Form 8-K current report (date of earliest event reported: July 22, 2003) (a) advising that the company had announced its financial results for the fiscal quarter ended June 30, 2003 via a press release, and (b) furnishing such statements. In accordance with the procedural guidance in SEC Release No. 33-8216, the information in this Form 8-K and the Exhibit attached hereto is being furnished under “Item 9. Regulation FD Disclosure” rather than under “Item 12. Results of Operations and Financial Condition.”

IPC HOLDINGS, LTD.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPC Holdings, Ltd.

(Registrant)

Date October 28th, 2003	/s/ James P. Bryce

James P. Bryce President and Chief Executive Officer

Date October 28th, 2003	/s/ John R. Weale

John R. Weale Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Unless otherwise indicated, exhibits are incorporated by reference to the corresponding numbered exhibits to the Company’s Registration Statement on Form S-1 (Registration No. 333-00088).

Exhibit
Number	Description

3.1	Memorandum of Association of the Company

3.2 +	Amended and Restated Bye-laws of the Company

3.3	Form of Memorandum of Increase of Share Capital

11.1 ç	Reconciliation of basic and diluted net income per common share (“EPS”)

31.1 ç	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 ç	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

ç	Filed herewith

+	Incorporated by reference to our filing on Form 8-A/A (No. 000-27662) filed on July 9, 2003.

**	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (sub-sections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), and are not being filed as exhibits to this report.