Form 10-K
period 2003-12-31
IPC HOLDINGS LTD
filed 2004-02-27
CIK 909815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

The aggregate market value of the Registrant’s Common Shares held by non-affiliates of the Registrant as of June 30, 2003, was $1,214,498,306 based on the last reported sale price of Common Shares on the Nasdaq National Market system on that date.

The number of the Registrant’s Common Shares, par value U.S. $0.01 per share, as of February 27, 2004, was 48,245,395.

DOCUMENTS INCORPORATED BY REFERENCE

1.     Portions of the Registrant’s 2003 Annual Report to Shareholders to be mailed to shareholders on or about April 27th, 2004 are incorporated by reference into Part II of this Form 10-K. With the exception of the portions of the Annual Report specifically incorporated herein by reference, the Annual Report is not deemed to be filed as part of this Form 10-K.

2.     Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to the Registrant’s Annual Meeting of Shareholders scheduled to be held June 11, 2004 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

1

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

Item 1. Business

General Development of the Business

     Overview. We provide property catastrophe reinsurance and, to a limited extent, property-per-risk excess, aviation (including satellite) and other short-tail reinsurance on a worldwide basis. During 2003, approximately 84% of our gross premiums written covered property catastrophe risks. Property catastrophe reinsurance covers unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters. The substantial majority of the reinsurance written by IPCRe has been, and continues to be, written on an excess of loss basis for primary insurers rather than reinsurers, and is subject to aggregate limits on exposure to losses. During 2003, we had approximately 351 clients, including many of the leading insurance companies around the world. Approximately 44% of our clients in 2003 were based in the United States, and approximately 42% of gross premiums written during 2003 related primarily to U.S. risks. Our non-U.S. clients and covered risks are located principally in Europe, Japan, Australia and New Zealand. During 2003, no single ceding insurer accounted for more than 5.1% of our gross premiums written. At December 31, 2003, IPC Holdings had total shareholders’ equity of $1,569 million and total assets of $1,769 million.

     In response to a severe imbalance between the global supply of and demand for property catastrophe reinsurance that developed in the period from 1989 through 1993, IPC Holdings and IPCRe were formed and commenced operations in June 1993 through the sponsorship of American International Group, Inc. (“AIG”), a holding company incorporated in Delaware which, through its subsidiaries, is primarily engaged in a broad range of insurance and insurance-related activities and financial services in the United States and abroad. AIG purchased 24.4% of IPC Holdings’ initial share capital and an option (which was exercised on December 12, 2001) to obtain up to an additional 10% (on a fully diluted basis, excluding employee stock options) of our share capital (the “AIG Option”). Since our formation, subsidiaries of AIG have provided administrative, investment management and custodial services to us, and the Chairman of the Boards of Directors of IPC Holdings, IPCRe and IPCRe Underwriting Services Limited (“IPCUSL”) is also a director and officer of various subsidiaries and affiliates of AIG. See “Item 13. Certain Relationships and Related Transactions.” For a discussion of the limitation of voting rights of any 10% or more beneficial owner of Common Shares (including AIG) to less than 10% of total voting rights, see Amendment No. 2 to the Company’s Registration Statement on Form 8-A, dated July 9, 2003.

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

     On November 7, 2001, IPC Holdings incorporated a subsidiary in Bermuda, IPCUSL, which is licensed as an Underwriting Agent and currently acts for Allied World Assurance Company Ltd, a Bermuda-based Class 4 insurer (see “Item 13. Certain Relationships and Related Transactions”, and Note 9 to the Consolidated Financial Statements - Related Party Transactions).

     On December 12, 2001, we completed a follow-on public offering in which 17,480,000 ordinary shares were sold (including the exercise of the over-allotment option of 2,280,000 shares) at $26.00 per share. Concurrent with the offering, we sold 2,847,000 shares in a private placement to AIG at a price equal to the public offering price. Furthermore, AIG exercised the AIG Option, which had been granted at the time of the Company’s formation, whereby they acquired 2,775,000 shares at an exercise price of $12.7746 per share. Total net proceeds raised from these transactions were approximately $546 million. AIG presently owns 11,722,000 shares, or 24.3% of outstanding shares. AIG has informed us that they presently intend to continue their share ownership in the Company for the foreseeable future.

Internet Address: Our Internet address is www.ipcre.bm and the investor relations section of our web site is located at www.ipcre.bm/sections/financial-info/frms_quarterlies.html. We make available free of charge, on or through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Recent Industry and Legislative Developments

     From 1996 to 1999, there was an increase in the supply of reinsurance capacity, which caused downward pressure on pricing. In 1996, 1997, 2000, 2002 and 2003 few major catastrophic events occurred. Consequently, few claims were made on IPCRe. In contrast thereto, many catastrophic events occurred in 1998, 1999 and 2001 in many parts of the world, including Hurricane Georges in 1998 (estimated industry-wide insured losses in excess of $4 billion), a hailstorm which struck Sydney, Australia in April, 1999 (estimated industry losses of $1.6 billion), Hurricane Floyd (estimated industry losses of $2.2 billion), and cyclones Anatol, Lothar and Martin that struck several parts of Europe in December, 1999 (estimated industry losses in excess of $9 billion). In June 2001, Tropical Storm Allison affected parts of Texas (estimated industry losses of $2.5 billion) and on September 11, 2001, terrorist attacks were carried out in the U.S. (estimated industry losses of $30 billion to $70 billion). The property catastrophe reinsurance market began experiencing improvements in rates, terms and conditions in the fourth quarter of 2000. The improvements in rates, terms and conditions continued throughout 2001 and were accelerated by the terrorist attacks of September 11. Property catastrophe reinsurance premiums have often risen in the aftermath of significant catastrophic losses. As claims are reserved, industry surplus is depleted and the industry’s capacity to write new business diminishes. During the fourth quarter of 2001, in response to the reduction in the capacity and anticipated increased demand, many companies, including ourselves, raised additional capital. There were also a number of new insurance and reinsurance companies formed in Bermuda and elsewhere, hoping to satisfy demand and benefit from improved market terms and conditions. We believe that market trends similar to those that have occurred in past cycles are developing in the current environment.

     With respect to terms and conditions other than pricing, for 2002 and 2003 renewals the coverage of claims that are the result of “terrorist acts” was generally excluded from property catastrophe reinsurance contracts covering large commercial risks, but not excluded for personal lines or other coverages except where caused by nuclear, biological or chemical means. During 2002 and 2003, IPCRe participated in a number of underwriting pools which cover property losses arising from terrorist acts as a separate hazard.

     On November 26, 2002, the Terrorism Risk Insurance Act of 2002 (“TRIA”) was signed into law. TRIA, which does not apply to reinsurance companies such as IPCRe, establishes a temporary federal program which requires U.S. and other insurers to offer coverage in their commercial property and casualty policies for losses resulting from terrorists’ acts committed by foreign persons or interests in the United States or with respect to specified U.S. air carriers, vessels or missions abroad. The coverage offered may not differ materially from the terms, amounts and other coverage limitations applicable to other policy coverages. Generally, insurers will pay all losses resulting from a covered terrorist act to policyholders, retaining a defined “deductible” and 10% of losses above the deductible. The federal government will reimburse insurers for 90% of losses above the deductible and, under certain circumstances, the federal government will require insurers to levy surcharges on policyholders to recoup for the federal government its reimbursements paid.

     As a result of TRIA, our participation in coverage for terrorism within the United States declined during 2003. We have continued to exclude losses resulting from terrorist acts, as defined in this legislation, from U.S. property catastrophe contracts covering large commercial risks incepting January 1, 2004.

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

     The primary elements of our strategy include:

     Disciplined Risk Management. We seek to limit and diversify our loss exposure through six principal mechanisms: (i) writing substantially all of our premiums on an excess of loss basis, which limits our ultimate exposure per contract and permits us to determine and monitor our aggregate loss exposure; (ii) adhering to maximum limitations on reinsurance accepted in defined geographical zones; (iii) limiting program size for each client in order to achieve diversity within and across geographical zones; (iv) administering risk management controls appropriately weighted with our modeling techniques, as well as our assessment of qualitative factors (such as the quality of the cedent’s management and capital and risk management strategy); (v) utilizing a range of attachment points for any given program in order to balance the risks assumed with the premiums written; and (vi) prudent underwriting of each program written. Historically, we have declined to renew existing business if the terms were unfavorable or if the exposure would violate any of these limitations. We utilize a minimal amount of retrocessional protection. Therefore, we retain most of the risk in the reinsurance contracts we write and pay relatively little in retrocession premiums.

     Capital-Based Exposure Limits. Each year, we establish maximum limitations on reinsurance accepted in defined geographic zones on the basis of, and as a proportion of, shareholders’ equity.

     Client Selection and Profile. We believe that establishing long-term relationships with insurers who have sound capital and risk management strategies is key to creating long-term value for our shareholders. We have successfully attracted customers that are generally sophisticated, long-established insurers who desire the assurance not only that claims will be paid, but that reinsurance will continue to be available after claims have been paid. We believe our financial stability, ratings from Standard & Poor’s (“S & P”) and A.M. Best Company (“A.M. Best”) and growth of capital are essential for creating and maintaining these long-term relationships.

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

     Disciplined Investment Management. In light of the risks of our underwriting business, our primary investment strategy is capital preservation. Current investment guidelines permit investments in equities up to a maximum of 20% of the total portfolio, and our fixed maturity investments are substantially limited to the top three investment grades or the equivalent thereof, at the time of purchase. At December 31, 2003 our equity investments consisted of three managed funds: an institutional index fund, which tracks the investment returns of the S & P 500 Index, an American equity fund and a global equity fund. The last two funds are managed by a subsidiary of AIG. The investment in such equities represented 19.1% of the total fair value of our investment portfolio on December 31, 2003. On that date, 82.9% of our fixed maturity investments consisted of cash and cash equivalents, U.S. Treasuries or other government agency issues and investments with an AAA or AA rating.

Business

     General. We provide treaty reinsurance principally to insurers of personal and commercial property worldwide. Treaty reinsurance is reinsurance of a specified type or category of risk defined in a contract. As described below, we write most reinsurance on an excess of loss basis. Our property catastrophe reinsurance coverages, which accounted for 84% of our gross premiums written during 2003, are generally “all-risk” in nature, subject to various policy exclusions. Our predominant exposure under such coverages is to property damage from unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes and volcanic eruptions, although we are also exposed to losses from sources as diverse as freezes, riots, floods, industrial explosions, fires, and other man-made or natural disasters. The balance of premiums written are derived from aviation (including satellite), property-per-risk excess of loss and other short-tail reinsurance. In accordance with market practice, our property catastrophe reinsurance coverage generally excludes certain risks such as war, pollution, nuclear contamination and radiation. During 2002 and 2003, IPCRe participated in a number of underwriting pools which cover property losses arising from terrorist acts as a separate hazard.

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

     We currently seek to limit our loss exposure principally by offering most of our products on an excess of loss basis, adhering to maximum limitations on reinsurance accepted in defined geographic zones, limiting program size for each client and prudent underwriting of each program written. In addition, our policies contain limitations and exclusions from coverage and choice of forum. There can be no assurance that our efforts to limit exposure by using the foregoing methods will be successful. In addition, geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and the inclusion of a particular policy within a zone’s limits. Underwriting is inherently a matter of judgment, involving important assumptions about matters that are unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance.

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

     The following table sets out our gross premiums written and number of contracts written by type of reinsurance.

	Year ended December 31,

	2003			2002			2001

		Percentage			Percentage			Percentage
		of	Number		of	Number		of	Number
	Premiums	Premiums	of	Premiums	Premiums	of	Premiums	Premiums	of
Type of Reinsurance Assumed	Written	Written	Contracts	Written	Written	Contracts	Written	Written	Contracts

	(in thousands)			(in thousands)			(in thousands)
Catastrophe excess of Loss	$272,507	84.4%	1,859	$208,930	80.4%	1,550	$117,293	88.2%	1,564
Risk excess of Loss	10,341	3.2%	89	10,547	4.1%	76	3,220	2.4%	106
Retrocessional reinsurance	16,956	5.3%	85	15,578	6.0%	87	6,310	4.7%	71
Aviation (1)	10,621	3.3%	43	9,304	3.6%	34	5,924	4.4%	28
Other	12,337	3.8%	94	15,326	5.9%	83	310	0.3%	94

Total	$322,762	100.0%	2,170	$259,685	100.0%	1,830	$133,057	100.0%	1,863

(1)	For the 2003 and 2002 underwriting years, aviation included three aviation contracts and two satellite contracts, written on a pro rata basis rather than excess of loss. For the 2001 underwriting year, aviation included three aviation contracts and two satellite contracts, written on a pro rata basis. The majority of other aviation contracts were written on an excess of loss basis.

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

     Aviation Reinsurance. We also write a small amount of short-tail aviation reinsurance on proportional and excess of loss bases. Although they primarily involve property damage, certain aviation risks may involve casualty coverage arising from the same event causing the property damage. In 2003, the majority of this business was written in three pro rata aviation contracts, where the underlying insurance is written on an excess of loss basis, and two pro rata satellite contracts.

     Other Lines of Business. Other lines include a pro rata participation in a number of pools which underwrite terrorism as a separate risk; a quota share of workers compensation catastrophe excess; a quota share of kidnap and ransom and related exposures; excess of loss and a quota share of medical expense coverage, some marine excess of loss contracts and some miscellaneous property covers, on an excess of loss basis.

     Policy Features. Historically, our policies have been written for a one-year period, and generally without experience-based adjustments. During the period 1997 to 1999, the trend in the industry was towards multi-year policies. In particular, some of the insureds renewing policies in 1999 specifically requested longer periods, in part to address concerns regarding Y2K risks. A proportion of our policies in 1999 were for terms of fifteen to eighteen months. However, commencing in the second quarter of 1999, we declined renewals and submissions of new business which were on a multi-year basis, because of the general inadequacy of market pricing. In addition, during the same period, the industry offered a variety of experienced-based incentives such as “no claims” bonuses and profit commissions. A proportion of our policies included some or all of these incentives, but we have generally declined to accept such terms during the past three years. Because of the improvements in terms and conditions that have taken place, we will consider writing business on a multi-year basis treaty by treaty.

     Underwriting Services. Beginning on December 1, 2001, we commenced providing underwriting services to a multi-line insurance and reinsurance company in which AIG owns a 23.4% ownership interest. (See “Item 13. Certain Relationships and Related Transactions”, and Note 9 to the Consolidated Financial Statements - Related Party Transactions.)

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

     The predetermined levels are established annually on the basis of, and as a proportion of, shareholders’ equity. If a proposed reinsurance program would cause the limit then in effect to be exceeded, the program would be declined, regardless of its desirability, unless we utilize retrocessional coverage (i.e., IPC purchasing reinsurance, such as our proportional reinsurance facilities discussed in “Retrocessional Reinsurance Purchased” below), thereby reducing the net aggregate exposure to the maximum limit permitted, or less. If we were to suffer a net financial loss in any fiscal year, thus reducing shareholders’ equity, the limits per zone would be reduced in the next year, with the possible effect that we would thereafter reduce existing business in a zone exceeding such limit.

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

	Year ended December 31,

	2003			2002			2001

		Percentage			Percentage			Percentage
		of			of			of
	Premiums	Premiums	Number of	Premiums	Premiums	Number of	Premiums	Premiums	Number of
Geographic Area (1)	Written	Written	Contracts	Written	Written	Contracts	Written	Written	Contracts

	(in thousands)			(in thousands)			(in thousands)
United States	$136,319	42.2%	922	$117,904	45.4%	707	$57,971	43.6%	729
Worldwide (2)	54,491	16.9%	210	36,804	14.2%	206	22,165	16.7%	184
Worldwide (excluding the U.S.) (3)	15,747	4.9%	78	16,312	6.3%	71	5,758	4.3%	114
Europe (including the U.K.)	87,594	27.2%	629	62,861	24.2%	506	26,435	19.9%	412
Japan	15,597	4.8%	99	15,432	5.9%	79	7,383	5.5%	68
Australia and New Zealand	10,276	3.2%	98	6,102	2.4%	82	5,701	4.3%	120
Other	2,738	0.8%	134	4,270	1.6%	179	7,644	5.7%	236

Total	$322,762	100.0%	2,170	$259,685	100.0%	1,830	$133,057	100.0%	1,863

Notes:	(1)	Except as otherwise noted, each of these categories includes contracts that cover risks primarily located in the designated geographic area.

	(2)	Includes contracts that cover risks primarily in two or more geographic zones, including the United States.

	(3)	Includes contracts that cover risks primarily in two or more geographic zones, excluding the United States.

     The following table sets out our gross aggregate in-force liability allocated to various zones of coverage exposure at January 1, 2004, 2003 and 2002. Our aggregate limits will be reduced to the extent that business is ceded to our reinsurance facilities (see “Retrocessional Reinsurance Purchased” below).

Geographic Area	Aggregate Limit of Liability at January 1,

	2004	2003	2002

	(in thousands)	(in thousands)	(in thousands)
United States
New England	$977,208	$742,061	$593,260
Atlantic	1,034,551	776,912	633,586
Gulf	978,042	740,047	580,236
North Central	980,491	766,722	602,012
Mid West	963,394	734,521	593,876
West	956,375	735,521	576,904
Alaska	591,250	420,620	267,878
Hawaii	545,847	388,733	263,584
Total United States (1)	1,218,265	928,784	723,677
Canada	169,402	127,134	78,510
Worldwide (2)	212,433	150,172	67,488
Worldwide (excluding the U.S.) (3)	80,139	119,852	91,052
Northern Europe	934,122	667,887	508,037
Japan	227,655	182,008	124,071
Australia and New Zealand	233,080	60,683	86,122
Other	126,140	162,457	131,664

Notes:	(1)	The United States in aggregate is not a zone. The degree of “double-counting” in the 8 U.S. zones is illustrated by the relation of the aggregate in-force limit of liability for the United States compared to the individual limits of liability in the 8 zones.

(2)	Includes contracts that cover risks primarily in two or more geographic zones, including the United States.

(3)	Includes contracts that cover risks primarily in two or more geographic zones, excluding the United States.

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

Underwriting and Program Limits

     In addition to geographic zones, we seek to limit our overall exposure to risk by pursuing a disciplined underwriting strategy which limits the amount of reinsurance we will supply in accordance with a particular program or contract, so as to achieve diversification within and across geographical zones. Commencing January 2004, the maximum exposure was generally limited to $60 million per program and to $10 million per contract. In 2002 and 2003, program limits and contract limits were $50 million and $10 million, respectively. Under the authority of the Chief Executive Officer, we have exceeded these limits in a small number of instances. We also attempt to distribute our exposure across a range of attachment points i.e., the amount of claims that have to be borne by the ceding insurer before our reinsurance coverage applies. Attachment points vary and are based upon our assessment of the ceding insurer’s market share of property perils in any given geographic zone to which the contract relates, as well as the capital needs of the ceding insurer.

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

     We extensively use sophisticated modeling and other technology in our underwriting techniques. Each authorized line is registered on the “GENIUS” reinsurance data system we use for both underwriting and aggregate control purposes. This system enables both management and underwriters to have on-line information regarding both individual exposures and zonal aggregate concentrations. Submissions are recorded to determine and monitor their status as being pending, authorized, or bound.

     In addition to the reinsurance data system, we use computer modeling to measure and estimate loss exposure under both simulated and actual loss scenarios and in comparing exposure portfolios to both single and multiple events. Since 1993, we have contracted AIR Worldwide Corporation for the use of their proprietary models, currently CATRADER ®, as part of our modeling approach. These computer-based loss modeling systems utilize A.M. Best’s data and direct exposure information obtained from our clients, to assess each client’s catastrophe management approach and adequacy of their program’s protection. Modeling is part of our underwriting criteria for catastrophe exposure pricing. The majority of our client base also use one or more of the various modeling consulting firms in their exposure management analysis, upon which their catastrophe reinsurance buying is based. In addition, we sometimes perform or contract for additional modeling analysis when reviewing our major commitments. The combination of reinsurance system information, together with CATRADER ® modeling, enables us to monitor and control our acceptance of exposure on a global basis.

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

     Generally, 60% (by volume) of premiums (excluding reinstatement premiums) we write each year are for contracts which have effective dates in the first quarter, about 20% in the second quarter and about 15% in the third quarter. Premiums are generally due in installments, either quarterly or semi-annually, over the contract term, with each installment usually received within 30 days after the due date.

Retrocessional Reinsurance Purchased

     Effective January 1, 1999, we arranged a proportional reinsurance facility covering property catastrophe business written by IPCRe. The facility provides coverage of up to $50 million in each of at least 5 named zones, and potentially other zones of our choosing, provided that the risks in those zones do not accumulate with those in the named zones. The United States and the Caribbean are excluded zones. The named zones are the United Kingdom; Europe (excluding the U.K.); Australia / New Zealand; Japan and Canada. Business ceded to the facility is solely at our discretion. Within these limitations, we may designate the treaties to be included in the facility, subject to IPCRe retaining at least 50% of the risk. The premium ceded is pro rata, less brokerage, taxes and an override commission. AIG, as a participating reinsurer, has a 10% participation on a direct basis. Most reinsurers participating in the facility have financial strength ratings issued by S & P and/or A.M. Best of A or above, and the minimum rating is A- at the time of acceptance. This facility was subsequently renewed annually on the same terms and the bound participation has been 92.0%, 61.5%, 37.0%, 60.5% and 74.5% for 2000, 2001, 2002, 2003 and 2004 respectively. IPCRe co-participates on the balance.

     Effective January 1, 2002 we arranged a Property Catastrophe Excess of Loss reinsurance facility in respect of certain property business written by IPCRe. This facility covers first losses only for the business ceded to this facility and all subsequent events are retained by IPCRe. Business ceded to this facility includes worldwide business excluding the United States and Canada. The reinsurer participating in the facility in 2002 had a financial strength rating of A+. IPCRe originally ceded $15 million ultimate net loss in the aggregate per contract year to the facility. IPCRe’s retention is $10 thousand in the aggregate. This facility was renewed at January 1, 2003 and 2004 with a different reinsurer, whose rating is AA-. Under the terms of the treaty for 2003, coverage was $30 million excess of $10 thousand in the aggregate, and for 2004 this has been increased to $50 million excess of $10 thousand in the aggregate.

Marketing

     Our customers generally are sophisticated, long-established insurers who understand the risks involved and who desire the assurance not only that claims will be paid but that reinsurance will continue to be available after claims are paid. Catastrophic losses can be expected to affect financial results adversely from time to time, and we believe that financial stability, ratings and growth of capital (as well as service and innovation) are essential for creating long-term relationships with clients, and that such relationships are key to creating long-term value for the Company and our shareholders. During 2003, no single ceding insurer accounted for more than 5.1% of our gross premiums written.

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

     Based on premiums written during the year ended December 31, 2003, the five broker groups from which we derived the largest portions of our business in 2003 (with the approximate percentage of our business derived from such group) are Marsh & McLennan Companies, Inc. (35.5%), Aon Corp. and affiliates (26.1%), Willis Group (12.7%), Benfield Group (12.1%), and Towers Perrin (1.7%). For the years ended December 31, 2002 and 2001, respectively, the approximate percentages were: Marsh – 34.8% and 41.8%; Aon – 27.0% and 17.8%; Willis – 12.8% and 11.0%; Benfield – 9.6% and 10.9%; Towers Perrin – 1.9% (2002); Herbert Clough - 3.7% (2001). During the year ended December 31, 2003, we had in force reinsurance contracts with only eight ceding companies which were not derived from a reinsurance broker; otherwise, our products are marketed exclusively through brokers. All brokerage transactions are entered into on an arm’s-length basis.

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

Reserves for Losses and Loss Adjustment Expenses

     Under generally accepted accounting principles in the United States of America, we are not permitted to establish loss reserves until the occurrence of an event which may give rise to a claim. Once such an event occurs, we establish reserves based upon estimates of losses incurred by the ceding insurers as a result of the event and our estimate of the portion of such loss we have reinsured. With respect to our pro rata business, we establish loss reserves as determined by a historical loss development pattern. Only loss reserves applicable to losses incurred up to the reporting date may be set aside, with no allowance for the provision of a contingency reserve to account for expected future losses. Claims arising from future catastrophic events can be expected to require the establishment of substantial reserves from time to time. Our reserves are adjusted as we receive notices of claims and proofs of loss from reinsureds and as estimates of severity of damages and our share of the total loss are revised.

     We establish additional reserves where we believe that the ultimate loss amount is greater than that reported to us by the ceding company. These reserves, which provide for development on reported losses, are also known as Reported but not Enough (“RBNE”) reserves. We also establish reserves for losses incurred as a result of an event known but not reported to us. These Incurred but not Reported (“IBNR”) reserves, together with RBNE reserves, are established for both catastrophe and other losses. To estimate the portion of loss and loss adjustment expenses relating to these claims for the year, we review our portfolio of business to determine where the potential for loss may exist. Industry loss data, as well as actual experience, knowledge of the business written by us and general market trends in the reinsurance industry, are considered. We may also use CATRADER ® to measure and estimate loss exposure under the actual event scenario, if available. The sum of the individual estimates derived from the above methodology provides us with an overall estimate of the loss reserve for the company as a whole. We have contracted a leading worldwide independent firm of actuaries to conduct a review of reserves on a semi-annual basis.

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

     See also “Management’s Discussion and Analysis - Critical Accounting Policies” contained in the Annual Report.

Investments

     General. Our current investment strategy is defined primarily by the need to safeguard our capital, since we believe that the risks inherent in catastrophe reinsurance should not be augmented by a speculative investment policy. For this reason our investment policy is conservative with a strong emphasis on the quality and liquidity of investments. At December 31, 2003, other than cash, our investments consisted of fixed maturity securities, only one of which had a rating of less than A, and investments in three equity mutual funds. Corporate bonds represented 49% of total fixed maturity investments at December 31, 2003, and of these 43% were issued by U.S. corporations and 57% by non-U.S. corporations. Our investment policy also stresses diversification and at December 31, 2003 we had 69 different issuers in the portfolio with only four issuers (Federal National Mortgage Association, Federal Home Loan Mortgage Corp., Federal Home Loan Bank and Republic of Italy) that individually represented more than 5% of our portfolio.

Guidelines are also set which limit permitted issuers, the amount of non-U.S. dollar denominated securities and the target duration of the portfolio.

     The following table summarizes the fair value of our investments and cash and cash equivalents as of December 31, 2003 and 2002:

Type of Investment	December 31,

	2003	2002

	(in thousands)
Fixed Maturities available for sale
U.S. Government and government agencies	$311,626	$106,507
Other governments	260,719	179,472
Corporate	612,098	772,893
Supranational entities	76,024	94,737

	1,260,467	1,153,609
Equities, available for sale	319,007	216,897
Cash and cash equivalents	91,949	16,656

	$1,671,423	$1,387,162

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

     Maturity and Duration of Portfolio. Currently, we maintain a target modified duration for the portfolio of between 1.25 years and 3.75 years as being appropriate for the type of business being conducted, although actual maturities of individual securities vary from less than one year to a maximum of eight years for fixed maturity securities and ten years for money-market securities. At December 31, 2003 the fixed maturity portfolio (including cash and cash equivalents within such portfolio) had an average maturity of 2.8 years and an average modified duration of 2.6 years. We believe that, given the relatively high quality of our portfolio, adequate market liquidity exists to meet our cash demands.

     The following table summarizes the fair value by maturities of our fixed maturity investment portfolio as of December 31, 2003 and 2002. For this purpose, maturities reflect contractual rights to put or call the securities; actual maturities may be longer.

	December 31,

	2003	2002

	(in thousands)
Due in one year or less	$91,731	$99,914
Due after one year through five years	1,143,842	883,323
Due after five years through ten years	24,894	170,372

	$1,260,467	$1,153,609

     Quality of Debt Securities in Portfolio. Our investment guidelines stipulate that a majority of the securities be AAA and AA rated, although a select number of lesser rated issues is permitted. The primary rating source is Moody’s Investors Service Inc. (“Moody’s”). When no Moody’s rating is available, S & P ratings are used and where split-ratings exist, the higher of Moody’s and S & P is used.

     The following table summarizes the composition of the fair value of all cash and fixed maturity investments by rating:

	December 31,

	2003	2002

Cash and cash equivalents	6.8%	1.4%
U.S. Government and government agencies	23.1%	9.1%
AAA	26.6%	30.8%
AA	26.4%	33.9%
A	16.6%	24.8%
BBB	0.5%	0.0%

	100.0%	100.0%

          There are no delinquent securities in our investment portfolio.

     Equities. Our investments in equities comprise holdings of units in three mutual funds. The AIG Global Equity fund is incorporated in Ireland, managed by AIG/Sun America and invests predominantly in large capitalized companies operating in diverse sectors of global equity markets. The AIG American Equity Trust fund is also incorporated in Ireland, managed by AIG/Sun America and invests predominantly in large capitalized companies operating in diverse sectors of North America. The third fund is the Vanguard Institutional Index fund, a U.S.-based fund which seeks to replicate the performance of the S & P 500 Index.

     Hedge Fund. On January 2, 2004, we invested $75.0 million in a mutual fund, AIG Select Hedge Fund, a limited company incorporated in the Cayman Islands, which invests in a number, typically 20 to 25, of hedge funds managed by unrelated parties, with a variety of investment strategies. The purpose of this investment is to provide additional diversification of our portfolio as a whole, and to potentially improve overall yield.

     Real Estate. Our portfolio does not contain any investments in real estate or mortgage loans.

     Foreign Currency Exposure. At December 31, 2003 and 2002, all of our fixed maturity investments were in securities denominated in U.S. dollars. We also have an Australian dollar time deposit in the amount of approximately U.S. $1.9 million (equivalent). The investment guidelines permit up to 20% of the portfolio to be invested in non-U.S. dollar securities. However, from inception, such investments have been made infrequently and for the purpose of improving overall portfolio yield. When we do hold non-U.S. dollar denominated securities, we have entered and may enter into forward foreign exchange contracts for purposes of hedging our non-U.S. dollar denominated investment portfolio. In addition, in the event that loss payments must be made in currencies other than the U.S. dollar, in some cases we will match the liability with assets denominated in the same currency, thus mitigating the effect of exchange rate movements on the balance sheet. To date, this strategy has been used on three occasions. See also “Management’s Discussion and Analysis - Quantitative and Qualitative Disclosure about Market Risk”, contained in the Annual Report.

     Derivatives. Our investment policy guidelines provide that financial futures and options and foreign exchange contracts may not be used in a speculative manner but may be used, subject to certain numerical limits, as part of a defensive strategy to protect the market value of the portfolio. No investments were made in derivative instruments during 2003, and there were no open positions at December 31, 2003.

     Investment Advisory and Custodial Services. Investment advisory and custodial services are provided to us by subsidiaries of AIG. See “Item 13. Certain Relationships and Related Transactions”.

Competition

     The property catastrophe reinsurance industry is highly competitive. We compete, and will continue to compete, with insurers and property catastrophe reinsurers worldwide, many of which have greater financial, marketing and management resources than we do. Some of our competitors are large financial institutions who have reinsurance divisions, while others are specialty reinsurance companies. In total, there are several hundred companies writing reinsurance of different types, including property catastrophe. Our main competition in the industry comes from multi-line insurance and reinsurance providers that write catastrophe-based products as part of a larger portfolio. Our major competitors include companies based in the U.S., Europe and Bermuda. Though all of these companies offer property catastrophe reinsurance, in many cases it accounts for a small percentage of their total portfolio. During the fourth quarter of 2001, in response to a reduction in market capacity and perceived increase in demand, a number of new insurance and reinsurance companies were formed in Bermuda and elsewhere, most of which write property catastrophe reinsurance. Also, several of our existing competitors have raised additional capital, or have announced plans to do so. In addition, there may be established companies or new companies of which we are not aware that may be planning to enter the property catastrophe reinsurance market or existing reinsurers that may be planning to commit capital to this market. Competition in the types of reinsurance business that we underwrite is based on many factors, including premium charges and other terms and conditions offered, services provided, ratings assigned by independent rating agencies, speed of claims payment, claims experience, perceived financial strength, the length of relationships with clients and brokers, and experience and reputation of the reinsurer in the line of reinsurance to be written. Many of the reinsurers who have entered the Bermuda-based and other reinsurance markets have or could have more capital than us. The full effect of this additional capital on the reinsurance market may not be known for some time. No assurance can be given as to what impact this additional capital will ultimately have on terms or conditions of the reinsurance contracts of the types written by us.

     In September 1996, IPCRe was rated by A.M. Best, who gave it an initial rating of A+ (Superior). This rating was affirmed by A.M. Best in all subsequent years. In July, 1997 S & P assigned financial strength and counter-party credit ratings of A+ (Strong), which were also affirmed in all subsequent years. During 1999, these ratings were extended to IPCRe Europe. The rating received from A.M. Best represents the second highest rating on their rating scale. The rating received from S & P represents the fifth highest rating on their rating scale. Such ratings are based on factors of concern to cedents and brokers and are not directed toward the protection of investors. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell such securities. While we believe that IPCRe’s current ratings are of benefit, some of our principal competitors have a rating equal to or greater than that of IPCRe. Insurance ratings are one factor used by brokers and cedents in the United States as a means of assessing the financial strength and quality of reinsurers. In addition, a cedent’s own rating may be adversely affected by the rating of its reinsurer(s). IPCRe is not licensed or admitted as an insurer in any jurisdiction in the United States and, consequently, must generally post letters of credit or other security to cover outstanding claims of, or unearned premiums with respect to, ceding insurers in the United States to enable such insurers to obtain favorable regulatory capital treatment of their reinsurance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”, contained in the Annual Report.

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

Employees

     As of January 1, 2004, we employed 15 people on a full-time basis including our Chief Executive Officer, Chief Financial Officer and four underwriters. We believe that employee relations are good. None of our employees are subject to collective bargaining agreements, and we know of no current efforts to implement such agreements at IPC.

     Some of our employees, including several of our senior management, are employed pursuant to work permits granted by the Bermuda authorities. These permits expire at various times over the next several years. We have no reason to believe that these permits would not be extended upon request at their respective expirations. However, regulations enacted by the Minister of Labour and Home Affairs in Bermuda have imposed limitations on the number of times permits for non-key employees are renewed, to a maximum of six years.

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

     On November 7, 2002, IPC Holdings incorporated IPCUSL, a new subsidiary in Bermuda. IPCUSL is registered in Bermuda as a licensed insurance agent.

Regulation

Bermuda - The Insurance Act of 1978, as amended, and Related Regulations (the “Insurance Act”).

     As a holding company, IPC Holdings is not subject to Bermuda insurance regulations. The Insurance Act, which regulates the insurance business of IPCRe, provides that no person shall carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (the “Authority”), which is responsible for the day-to-day supervision of insurers. Under the Insurance Act, insurance business includes reinsurance business. The Authority, in deciding whether to grant registration, has broad discretion to act as the Authority thinks fit in the public interest. The Authority is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise to operate an insurance business. The registration of an applicant as an insurer is subject to it complying with the terms of its registration and such other conditions as the Authority may impose at any time.

     An Insurance Advisory Committee appointed by the Bermuda Minister of Finance advises the Authority on matters connected with the discharge of the Authority’s functions and sub-committees thereof supervise and review the law and practice of insurance in Bermuda, including reviews of accounting and administrative procedures.

     The Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants to the Authority powers to supervise, investigate, requiring information and the production of documents and intervene in the affairs of insurance companies. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.

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

     Principal Representative. An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, the principal office of IPCRe is at our executive offices in Pembroke, Bermuda, and IPCRe’s principal representative is our President and Chief Executive Officer. Without a reason acceptable to the Authority, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days’ notice in writing to the Authority is given of the intention to do so. It is the duty of the principal representative, within 30 days of reaching the view that there is a likelihood of the insurer becoming insolvent or that a reportable “event” has, to the principal representative’s knowledge, occurred or is believed to have occurred, to make a report in writing to the Authority setting out all the particulars of the case that are available to the principal representative. Examples of such a reportable “event” include failure by the insurer to comply substantially with a condition imposed upon the insurer by the Authority relating to a solvency margin or a liquidity or other ratio.

     Independent Approved Auditor. Every registered insurer must appoint an independent auditor who will annually audit and report on the Statutory Financial Statements and the Statutory Financial Return of the insurer, both of which, in the case of IPCRe, are required to be filed annually with the Authority. The independent auditor of IPCRe must be approved by the Authority and may be the same person or firm which audits IPCRe’s financial statements for presentation to its shareholders.

     Loss Reserve Specialist. As a registered Class 4 insurer, IPCRe is required to submit an opinion of its approved loss reserve specialist with its Statutory Financial Return in respect of its loss and loss expense provisions. The loss reserve specialist, who will normally be a qualified property and casualty actuary, must be approved by the Authority.

     Statutory Financial Statements. IPCRe must prepare annual Statutory Financial Statements. The Insurance Act prescribes rules for the preparation and substance of such Statutory Financial Statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto). IPCRe is required to give information and analyses regarding premiums, claims, reinsurance and investments. The Statutory Financial Statements are not prepared in accordance with generally accepted accounting principles in the United States of America and are distinct from the financial statements prepared for presentation to IPCRe’s shareholder under the Companies Act 1981 of Bermuda (the “Companies Act”), which financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. IPCRe, as a general business insurer, is required to submit the annual Statutory Financial Statements as part of the annual Statutory Financial Return. The Statutory Financial Statements and the Statutory Financial Return do not form part of the public records maintained by the Authority.

     Annual Statutory Financial Return. IPCRe is required to file with the Authority a Statutory Financial Return no later than four months after its financial year end (unless specifically extended upon application to the Authority). The Statutory Financial Return for a Class 4 insurer includes, among other matters, a report of the approved independent auditor on the Statutory Financial Statements of such insurer, solvency certificates, the Statutory Financial Statements themselves, the opinion of the loss reserve specialist and a schedule of reinsurance ceded. The solvency certificates must be signed by the principal representative and at least two directors of the insurer who are required to certify, among other matters, whether the minimum solvency margin has been met and whether the insurer complied with the conditions attached to its certificate of registration. The independent approved auditor is required to state whether in its opinion it was reasonable for the directors to so certify. Where an insurer’s accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the Statutory Financial Return.

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

(C)	15% of net losses and loss expense reserves,;

(2)	is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio (see below) or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio (if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, IPCRe is prohibited, without the approval of the Authority, from declaring or paying any dividends during the next financial year);

(3)	is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least 7 days before payment of such dividends) with the Authority an affidavit signed by two directors and the Principal Representative in Bermuda stating that it will continue to meet the required margins after the payment of the dividends;

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

     Minimum Liquidity Ratio. The Insurance Act provides a minimum liquidity ratio for general business insurers, like IPCRe. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. There are certain categories of assets which, unless specifically permitted by the Authority, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined).

     Supervision, Investigation and Intervention. The Authority may appoint an inspector with extensive powers to investigate the affairs of an insurer if the Authority believes that an investigation is required in the interests of the insurer’s policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to the Authority, the Authority may direct an insurer to produce documents or information relating to matters connected with the insurer’s business.

     If it appears to the Authority that there is a risk of the insurer becoming insolvent, or that it is breach of the Insurance Act or any conditions imposed upon its registration, the Authority may, among other things, direct the insurer: (1) not to take on any new insurance business, (2) not to vary any insurance contract if the effect would be to increase the insurer’s liabilities, (3) not to make certain investments, (4) to realize certain investments, (5) to maintain in, or transfer to the custody of a specified bank, certain assets, (6) not to declare or pay dividends or other distributions or to restrict the making of such payments and/or (7) to limit its premium income.

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

     As “exempted” companies, IPCBDA may not, without the express authorization of the Bermuda legislature or under a license granted by the Minister, participate in certain business transactions, including: (i) the acquisition or holding of land in Bermuda (except that held by way of lease or tenancy agreement which is required for its business and held for a term not exceeding 50 years, or which is used to provide accommodation or recreational facilities for its officers and employees and held with the consent of the Minister, for a term not exceeding 21 years); (ii) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000; or (iii) the carrying on of business of any kind in Bermuda, except in certain limited circumstances such as doing business with another exempted undertaking in furtherance of the business of IPCBDA (as the case may be) carried on outside Bermuda.

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

     Dividends. Because we believe that we are not a passive foreign investment company, a foreign personal holding company or a foreign investment company, we believe that, if you are a non-corporate U.S. person who holds our Common Shares, dividends paid to you in taxable years beginning after December 31, 2002 but before January 1, 2009 that constitute “qualified dividend income” will be taxable to you at a maximum tax rate of 15%, if you hold the Common Shares for more than 60 days during the 120-day period that begins 60 days before the ex-dividend date and meet other holding period requirements under United States federal income tax rules. On February 19, 2004 the IRS announced that it will permit taxpayers to apply a proposed legislative change to the holding period requirement described in the preceding sentence as if such change were already effective. The legislative “technical correction” would change the minimum required holding period, retroactive to January 1, 2003, to more than 60 days during the 121 day period beginning 60 days before the ex-dividend date. Dividends that we pay with respect to the Common Shares generally will be “qualified dividend income” if, in the year that you receive the dividends, the Common Shares are readily tradable on an established securities market in the United States. For corporate holders, the dividends will not be eligible for the dividends-received deduction generally allowed to United States corporations in respect of dividends received from other United States corporations. Distributions in excess of our current and accumulated earnings and profits, as determined for United States federal income tax purposes, will be treated as a non-taxable return of capital to the extent of your basis in the Common Shares and thereafter as capital gain. Dividends will be income from sources outside the United States, but generally will be “passive income” or “financial services income” which is treated separately from other types of income for purposes of computing the foreign tax credit allowable to you.

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

     Currently, IPCRe pays premium excise taxes in the United States (1%), Australia (3%), and certain other jurisdictions. From time to time, U.S. legislation has been proposed which would increase excise taxes in the United States.

     Controlled Foreign Corporation Rules. Each “United States shareholder” of a “controlled foreign corporation” (“CFC”) who owns shares in the CFC on the last day of the CFC’s taxable year must include in its gross income for United States federal income tax purposes its pro rata share of the CFC’s “subpart F income”, even if the subpart F income is not distributed. For these purposes, any U.S. person who owns, directly or indirectly through foreign persons, or is considered to own under applicable constructive ownership rules of the Code, 10% or more of the total combined voting power of all classes of stock of a foreign corporation will be considered to be a “United States shareholder”. In general, a foreign insurance company such as IPCRe or IPCRe Europe is treated as a CFC only if such “United States shareholders” collectively own more than 25% of the total combined voting power or total value of its stock for an uninterrupted period of 30 days or more during any tax year. AIG owns 24.3% of the Common Shares, although, pursuant to our Bye-laws, the combined voting power of these shares is limited to less than 10% of the combined voting power of all shares. We believe that, because of the dispersion of IPC Holdings’ share ownership among holders other than AIG, because of the restrictions on transfer, issuance or repurchase of the Common Shares, and because under the Bye-laws no single beneficial shareholder (including AIG) is permitted to exercise as much as 10% of the total combined voting power of IPC Holdings, shareholders of IPC Holdings should not be treated as “United States shareholders” of a CFC for purposes of these rules. There can be no assurance, however, that these rules will not apply to shareholders of IPC Holdings, including as a result of their indirect ownership of the stock of IPC Holdings’ subsidiaries. Accordingly, U.S. persons who might, directly or through attribution, acquire 10% or more of the Common Shares of IPC Holdings should consider the possible application of the CFC rules.

     Related Person Insurance Income Rules. If IPCRe’s related person insurance income (“RPII”) were to equal or exceed 20% of IPCRe’s gross insurance income in any taxable year, any U.S. person who owns Common Shares directly or indirectly on the last day of the taxable year would likely be required to include in its income for U.S. federal income tax purposes its pro rata share of IPCRe’s RPII for the taxable year, determined as if such RPII were distributed proportionately to such U.S. shareholders at that date regardless of whether such income is distributed. A U.S. shareholder’s pro rata share of IPCRe’s RPII for any taxable year, however, will not exceed its proportionate share of IPCRe’s earnings and profits for the year (as determined for U.S. federal income tax purposes). The amount of RPII earned by IPCRe (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. shareholder of IPCRe or any person related to such shareholder, including IPC Holdings) will depend on a number of factors, including the geographic distribution of IPCRe’s business and the identity of persons directly or indirectly insured or reinsured by IPCRe. Although we do not believe that the 20% threshold was met in taxable years from 1994 to 2003, some of the factors which determine the extent of RPII in any period may be beyond our control. Consequently, there can be no assurance that IPCRe’s RPII will not equal or exceed 20% of its gross insurance income in any taxable year.

     The RPII rules described above may also apply to IPCRe Europe. We do not believe that U.S. persons who owned Common Shares were required to include any amounts of RPII in income for the taxable years 1998 to 2003 in respect of their indirect ownership of IPCRe Europe, but there can be no assurance that IPCRe Europe’s RPII will not exceed 20% of its gross insurance income in any taxable year and/or that IPCRe Europe will have no earnings or profits (as determined for U.S. federal income tax purposes) in any taxable year.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 2003.

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

	High	Low

Year ended December 31, 2003
First Quarter	$32.38	$27.15
Second Quarter	35.90	29.95
Third Quarter	35.59	33.30
Fourth Quarter	39.39	34.93
Year ended December 31, 2002
First Quarter	$32.54	$27.51
Second Quarter	34.48	29.96
Third Quarter	32.43	25.94
Fourth Quarter	32.49	28.55

     Our common shares are also listed on the Bermuda Stock Exchange

     As of January 30, 2004, there were 79 holders of record of common shares.

     In March and June, 2003 we paid a dividend of $0.16 per common share, and in September and December, 2003 we paid a dividend of $0.20 per common share. In September, 2001 we paid a dividend of $0.16 per common share. We did not pay dividends during 2002 or 2000. The amount and timing of dividends is at the discretion of our Board of Directors and is dependent upon our profits and financial requirements, as well as loss experience, business opportunities and any other factors that the Board deems relevant. In addition, if we have funds available for distribution, we may nevertheless determine that such funds should be retained for the purposes of replenishing capital, expanding premium writings or other purposes. We are a holding company, whose principal source of income is cash dividends and other permitted payments from IPCRe and IPCUSL. The payment of dividends from IPCRe to us is restricted under Bermuda law and regulation, including Bermuda insurance law.

     Under the Insurance Act, IPCRe is required to maintain a solvency margin and a minimum liquidity ratio and is prohibited from declaring or paying any dividends if to do so would cause IPCRe to fail to meet its solvency margin and minimum liquidity ratio. Under the Insurance Act, IPCRe is prohibited from paying dividends of more than 25% of its total statutory capital and surplus at the end of the previous fiscal year unless it files an affidavit stating that the declaration of such dividends has not caused it to fail to meet its solvency margin and minimum liquidity ratio. The Insurance Act also prohibits IPCRe from declaring or paying dividends requirements without the approval of the Bermuda Monetary Authority if IPCRe failed to meet its solvency margin and minimum liquidity ratio on the last day of the previous fiscal year. The maximum amount of dividends which could be paid by IPCRe to IPC Holdings at January 1, 2004 without such notification is approximately $389 million. In addition, IPCRe is prohibited under the Insurance Act from reducing its opening total statutory capital by more than 15% without the approval of the Authority. As a result of these factors, there can be no assurance that our dividend policy will not change or that we will declare or pay any dividends.

     On February 10, 2004 we declared a dividend of $0.20 per share, payable on March 25, 2004 to shareholders of record on March 9, 2004.

Sales of Unregistered Shares

Information Required by Item 701 of Regulation S-K:

a)	On December 12, 2001 2,847,000 common shares of the Company were sold via a private placement. In addition, AIG exercised the AIG Option to acquire 2,775,000 common shares.

b)	The shares were sold to AIG.

c)	The offering price for the private placement was $26.00 per share; no discounts or commissions were applicable. The AIG Option was exercisable at a price of $12.7746 per share.

d)	Exemption from registration was claimed pursuant to Section 4 (2) of the Securities Act of 1933. The shares were not sold pursuant to a registration statement or Rule 144 under the Securities Act.

Equity Compensation Plan

The information required in respect of the Equity Compensation Plan required by Item 201 (a) (d) is incorporated herein by reference to the information contained under the caption “Executive Compensation” in the Proxy Statement.

     Item 6. Selected Financial Data

     The historical consolidated financial data presented below as of and for each of the periods ended December 31, 2003, 2002, 2001, 2000, and 1999 were derived from our consolidated financial statements which are incorporated herein by reference to the Annual Report. The selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” also contained in the Annual Report and incorporated herein by reference.

	Year Ended December 31,

	2003	2002	2001	2000	1999

		(in thousands, except per share amounts)
Statement of Income Data:
Gross premiums written	$322,762	$259,685	$133,057	$93,757	$97,162
Net premiums earned	298,901	226,404	123,375	86,961	94,967
Net investment income	47,089	49,320	32,245	31,089	30,327
Other income	3,348	2,684	—	—	—
Loss and loss adjustment expenses incurred	54,382	38,775	137,551	53,661	129,362
Acquisition costs	30,867	24,521	12,686	9,049	13,028
General and administrative expenses	19,103	13,893	9,381	9,311	9,641
Exchange loss/(gain), net	(1,910)	(1,554)	551	2,348	411
Net realized gains/(losses), on investments	13,733	(44,867)	616	544	30,355
Net income (loss)	$260,629	$157,906	$(3,933)	$44,225	$3,207
Net income (loss) per common share (1)	$5.40	$3.27	$(0.15)	$1.73	$0.12
Weighted average shares outstanding (1)	48,302,579	48,266,444	26,266,019	25,497,671	25,988,116
Cash dividend per common share	$0.72	$—	$0.16	$—	$1.1125
Other Data:
Loss and loss adjustment expense ratio (2)	18.2%	17.1%	111.5%	61.7%	136.2%
Expense ratio (2)	16.7%	17.0%	17.9%	21.1%	23.9%
Combined ratio (2)	34.9%	34.1%	129.4%	82.8%	160.1%
Return on average equity (3)	18.2%	16.6%	(0.7)%	8.3%	0.6%
Balance Sheet Data (at end of period):
Total cash and investments	$1,671,423	$1,387,162	$1,232,301	$598,531	$594,754
Reinsurance balances receivable	61,194	50,328	42,356	25,419	21,460
Total assets	1,769,458	1,473,975	1,301,716	647,490	640,942
Reserve for losses and loss expenses	123,320	119,355	162,207	61,358	111,441
Unearned premiums	61,795	51,902	24,440	19,068	16,364
Total shareholders’ equity	$1,569,159	$1,291,483	$1,105,794	$559,270	$504,931
Basic book value per common share (4)	$32.53	$26.81	$22.95	$22.34	$20.17
Diluted book value per common share (5)	$32.46	$26.75	$22.92	$21.93	$19.43

(1)  Net income per common share is calculated upon the weighted average number of common shares outstanding during the relevant year. The weighted average number of shares includes common shares and the dilutive effect of the AIG Option, employee stock options and stock grants, using the treasury stock method. The net (loss) per common share for the year ended December 31, 2001 is calculated on the weighted average number of shares outstanding during the year, excluding the dilutive effect of the AIG Option and employee stock options.

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

(4)  Basic book value per common share is calculated as shareholders’ equity divided by the number of common shares outstanding on the balance sheet date.

(5)  Diluted book value per common share is calculated as shareholders’ equity divided by the number of common shares outstanding on the balance sheet date, after considering the dilutive effects of the AIG Option (where applicable), stock grants and the options granted to employees, calculated on the basis described in note (1) above. At December 31, 2003 the average weighted number of shares outstanding, including the dilutive effect of employee stock options and stock grants using the treasury stock method was 48,381,730.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On April 17, 2002 the Board of Directors decided not to propose the re-appointment of Arthur Andersen as its independent auditors to the shareholders at IPC’s Annual General Meeting on June 14, 2002. The filing also indicated that the Board of Directors had decided to propose the appointment of KPMG as IPC’s independent auditors to serve until the next Annual General Meeting of IPC’s shareholders. The decision not to propose the renewal of Arthur Andersen’s engagement was made by the Board of Directors based upon the recommendation of its Audit Committee. Arthur Andersen had served as IPC’s independent auditors for the nine years since IPC’s formation, during which period management and the Board of Directors believes that they had always adhered to a high standard of professionalism.

     On June 14, 2002 IPC’s shareholders resolved to appoint KPMG as IPC’s independent auditors, to serve until the next Annual General Meeting of IPC’s shareholders. As a result of the shareholders’ action, Arthur Andersen was dismissed as IPC’s independent auditors and KPMG was appointed IPC’s independent auditors, each effective as of June 14, 2002.

     During IPC’s two most recent fiscal years ended December 31, 2001 and during the interim period from December 31, 2001 through June 14, 2002, there were no disagreements between IPC and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused Arthur Andersen to make reference to the matter of the disagreement in connection with their reports. The audit report of Arthur Andersen on IPC’s consolidated financial statements as of and for the year ended December 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor were these opinions qualified or modified as to uncertainty, audit scope or accounting principles. We provided Arthur Andersen with a copy of the foregoing disclosures, and a letter from Arthur Andersen confirming its agreement with these disclosures was filed as an exhibit to the Company’s Current Report on Form 8-K, dated June 14, 2002.

     During IPC’s two most recent fiscal years ended December 31, 2001 and during the interim period from December 31, 2001 through June 14, 2002, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

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

PART III

Item 10. Directors and Executive Officers

     The information concerning directors required for this item is incorporated herein by reference to the information contained under the captions “Election of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. We have adopted a Code of Conduct that applies to all IPC officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer. We have also adopted a separate Code of Ethics for our Chief Executive Officer and Chief Financial Officer. These documents are posted on our website at www.ipcre.bm, under “Corporate Governance” tab within the “Financial Information” section, and we will post any amendments to or waivers from those documents at that location.

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

Item 14. Principal Accounting Fees and Services

     The information required for this item is incorporated herein by reference to the information contained under the caption “Principal Accounting Fees and Services” in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial Statements and Exhibits

1.	Financial Statements

The following Consolidated Financial Statements of IPC Holdings and Report of Independent Auditors are incorporated herein by reference to the Annual Report:

Report of Independent Auditors

Consolidated balance sheets as of December 31, 2003 and 2002

Consolidated statements of income (loss) for the years ended December 31, 2003, 2002 and 2001

Consolidated statements of comprehensive income for the years ended December 31, 2003, 2002 and 2001

Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2003, 2002 and 2001

Consolidated statements of cash flows for the years ended December 31, 2003, 2002 and 2001

Notes to the consolidated financial statements

2.	Financial Statement Schedules

Report of Independent Auditors on Schedules

Schedule I - Summary of Investments - Other than Investments in Related Parties

Schedule II - Condensed Financial Information of Registrant

Schedule III - Supplementary Insurance Information of Subsidiary for the years ended December 31, 2003, 2002 and 2001

Schedule IV - Supplementary Information concerning Reinsurance for the years ended December 31, 2003, 2002 and 2001

Certain schedules have been omitted, either because they are not applicable, or because the information is included in our consolidated financial statements incorporated by reference to the Annual Report.

     3.     Exhibits

Exhibit
Number	Description	Method of filing

3.1	Memorandum of Association of the Company	*

3.2	Amended and Restated Bye-Laws of the Company	§

3.3	Form of Memorandum of Increase of Share Capital	*

4.1	Form of Registration Rights Agreement	*

4.2	Form of Share Certificate	*

10.1	Termination Agreement among the Company and its previous shareholders	*

10.2	Form of Amended and Restated Option Agreement entered into between the Company and AIG	*

10.3 †	Amended and Restated IPC Holdings, Ltd. Stock Option Plan	¤¤

10.4 †	IPCRe Defined Contribution Plan	*

10.5	Amended and Restated Administrative Services Agreement among the Company, IPCRe and AICL	*

10.6	Investment Management Agreement between IPCRe and AIGIC, as amended	**

10.7	Investment Sub-Advisory Agreement between AIGIC and AIGIC (Europe) (formerly known as Dempsey & Company International Limited)	*

10.8	Custodial Agreement between AIGTS and IPCRe	*

10.9 †	Retirement Agreement between IPCRe and James P. Bryce	*

10.10 †	Retirement Agreement between IPCRe and Peter J.A. Cozens	*

10.11 †	Amended and Restated IPC Holdings, Ltd. Deferred Compensation Plan	¤

10.12	Credit Agreement between IPCRe Limited, the Bank One, and other Lenders named therein	+

10.13	Purchase Agreement between the Company and AIG	#

10.14	Underwriting Agency Agreement between Allied World Assurance Company Ltd. and IPCUSL	§§§

10.15	Amended Schedule I (Investment Policy Guideline) to Investment Management Agreement between IPCRe and AIGIC	§§§

10.16 †	IPC Holdings, Ltd. Stock Incentive Plan	§§

Exhibit
Number	Description	Method of filing

11.1	Statement regarding Computation of Per Share Earnings	Filed herewith

13.1	Portions of the Annual Report incorporated herein by reference	Filed herewith

16.1	Letter of Arthur Andersen, dated June 21, 2002	##

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of KPMG	Filed herewith

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1 ©	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2©	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Incorporated by reference to the corresponding exhibit in our Registration Statement on Form S-1 (No. 333-00088).

+	Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 2003 (File No. 0-27662).

**	Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 1997 (File No. 0-27662), and Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 2002 (File No. 0-27662).

++	Incorporated by reference to Exhibits 10.1 and 10.2 to our Form 10-Q for the quarter ended June 30, 1998 (File No. 0-27662), and Exhibit 10.2 to our Form 10-Q for the quarter ended June 30, 2002 (File No. 0-27662).

¤	Incorporated by reference to Exhibits 10.1 and 10.2 to our Form 10-Q for the quarter ended September 30, 1999 (File No. 0-27662).

¤¤	Incorporated by reference to Exhibit 10.3 to our Form 10-K for the year ended December 31, 1999 (File No. 0-27662).

#	Incorporated by reference to Exhibit 10 to our Registration Statement on Form S-3 (No. 333-73828).

§§§	Incorporated by reference to Exhibits 10.15 and 10.16 to our Form 10-K for the year ended December 31, 2001 (File No. 0-27662).

##	Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K, dated as of June 14, 2002.

§	Incorporated by reference to Exhibit 3.2 to our Form 10-K for the year ended December 31, 2002 (File No. 0-27662).

§§	Incorporated by reference to Exhibit 4.2 to our filing on Form S-8 of July 15, 2003.

†	Management contract or compensatory plan, contract or arrangement.

©	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (sub-sections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), and are not being filed as exhibits to this report.

(b)  Reports on Form 8-K.

On October 22, 2003, the Company filed a Form 8-K current report (date of earliest event reported: October 21, 2003) (a) advising that the company had announced its financial results for the fiscal quarter ended September 30, 2003 via a press release, and (b) furnishing such statements under “Item 12. Results of Operations and Financial Condition.”

IPC HOLDINGS, LTD.

REPORT OF INDEPENDENT AUDITORS

     To the Board of Directors and Shareholders of IPC Holdings, Ltd.

Under date of January 30, 2004, we reported on the consolidated balance sheet of IPC Holdings, Ltd. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income (loss), comprehensive income, shareholders’ equity and cash flows for the two-years ended December 31, 2003 and 2002, as contained in the December 31, 2003 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K. In connection with our audit of the 2003 and 2002 consolidated financial statements, we also have audited the related financial schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the related 2003 and 2002 financial statement schedules based on our audits. The consolidated statements of income (loss), comprehensive income, shareholders’ equity and cash flows for the year ended December 31, 2001 and the related financial statement schedules as listed in the accompanying index, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedules in their report dated February 8, 2002.

In our opinion, the related 2003 and 2002 financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

       /s/ KPMG

Chartered Accountants
Hamilton, Bermuda
January 30, 2004

The following report is a copy of a report previously issued by Arthur Andersen and has not been reissued by Arthur Andersen. This report applies to the consolidated financial statements of IPC Holdings, Ltd. and subsidiaries included in IPC Holdings, Ltd.’s annual report to shareholders for the fiscal years ended December 31, 2001:

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

ARTHUR ANDERSEN
Hamilton, Bermuda
February 8, 2002

SCHEDULE I

IPC HOLDINGS, LTD.

SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
(Expressed in thousands of United States Dollars)

	Year ended
	December 31, 2003

			Amount at
			which shown in
	Amortized	Market	the
	Cost	Value	Balance Sheet

Type of investment:
Fixed maturities
U.S. Government and government agencies	$310,147	$311,626	$311,626
Other governments	258,411	260,719	260,719
Corporate	596,186	612,098	612,098
Supranational entities	75,444	76,024	76,024

Total fixed maturities	1,240,188	1,260,467	1,260,467

Equity investments	248,179	319,007	319,007
Cash and cash equivalents	91,949	91,949	91,949

Total investments, cash and cash equivalents	$1,580,316	$1,671,423	$1,671,423

SCHEDULE II

IPC HOLDINGS, LTD.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEET
(PARENT COMPANY)
(Expressed in thousands of United States Dollars)

	As of December 31,

	2003	2002

ASSETS:
Cash	$99	$106
Investment in wholly-owned subsidiaries	1,569,150	1,292,606
Receivable from subsidiaries	2,429	—
Other assets	295	228

	$1,571,973	$1,292,940

LIABILITIES:
Payable to subsidiaries	$2,607	$1,310
Other liabilities	207	147

	2,814	1,457

SHAREHOLDERS’ EQUITY:
Share capital – 2003: 48,292,270 shares outstanding, par value $0.01; 2002: 48,179,805 shares outstanding, par value $0.01	483	482
Additional paid in capital	850,133	846,397
Deferred stock grant compensation	(1,495)	—
Retained earnings	628,931	404,345
Accumulated other comprehensive income	91,107	40,259

	1,569,159	1,291,483

	$1,571,973	$1,292,940

SCHEDULE II
continued

IPC HOLDINGS, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT - continued

STATEMENT OF INCOME (LOSS)
(PARENT COMPANY)
(Expressed in thousands of United States Dollars)

	Year ended December 31,

	2003	2002	2001

Interest income	$0	$0	$2
Expenses:
Operating costs and expenses, net	1,568	1,256	920

(Loss) before equity in net income of wholly-owned subsidiaries	(1,568)	(1,256)	(918)

Equity in net income (loss) of wholly-owned subsidiaries	262,197	159,162	(3,015)

Net income (loss) available to common shareholders	$260,629	$157,906	$(3,933)

STATEMENT OF COMPREHENSIVE INCOME
(PARENT COMPANY)
(Expressed in thousands of United States Dollars)

	Year ended December 31,

	2003	2002	2001

Net income (loss)	$260,629	$157,906	$(3,933)

Other comprehensive income :
Holding gains (losses), net on investments during period	64,581	(17,251)	8,679
Reclassification adjustment for (gains) losses included in net income	(13,733)	44,867	(616)

	50,848	27,616	8,063

Comprehensive income	$311,477	$185,522	$4,130

SCHEDULE II
continued

IPC HOLDINGS, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT - continued

STATEMENT OF CASH FLOWS
(PARENT COMPANY)
(Expressed in thousands of United States Dollars)

	Year ended December 31,

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$260,629	$157,906	$(3,933)
Adjustments to reconcile net income to cash provided by:
Equity in net (income) loss from subsidiaries	(262,197)	(159,162)	3,015
Stock compensation	842	—	—
Changes in, net:
Other assets	(67)	(129)	321
Receivable from subsidiaries	(2,429)	—	—
Payable to subsidiaries	1,297	(915)	(408)
Other liabilities	60	(424)	495

	(1,865)	(2,724)	(510)

CASH FLOWS FROM FINANCING ACTIVITIES
Additional share capital received	67	167	546,404
Additional investment in subsidiaries	—	—	(545,921)
Dividends received from subsidiaries	36,500	2,500	4,099
Dividends paid to shareholders	(34,709)	—	(4,010)

	1,858	2,667	572

Net (decrease) increase in cash and cash equivalents	(7)	(57)	62
Cash and cash equivalents, beginning of year	106	163	101

Cash and cash equivalents, end of year	$99	$106	$163

SCHEDULE III

IPC HOLDINGS, LTD. AND SUBSIDIARIES

SUBSIDIARY SUPPLEMENTARY INSURANCE INFORMATION
(Expressed in thousands of United States Dollars)

			Future policy				Benefits,	Amortization
			benefits,				claims,	of deferred
		Deferred policy	losses, claims			Net	losses and	policy	Other	Gross
		acquisition	and loss	Unearned	Premium	investment	settlement	acquisition	operating	premiums
Segment		costs	expense	premiums	revenue	income	expenses	costs	expenses	written

2003:	Property & Similar	$8,035	$123,320	$61,795	$298,901	$47,089	$54,382	$30,867	$17,532	$322,762
2002:	Property & Similar	$6,095	$119,355	$51,902	$226,404	$49,320	$38,775	$24,521	$12,633	$259,685
2001:	Property & Similar	$2,833	$162,207	$24,440	$123,375	$32,244	$137,551	$12,686	$8,443	$133,057

SCHEDULE IV

REINSURANCE
(Expressed in thousands of United States Dollars)

			Ceded to	Assumed from		Percentage of
			other	other		amount
		Gross Amount	companies	companies	Net Amount (1)	assumed to net

2003:	Property & Similar	$—	$14,466	$322,762	$308,296	105%
2002:	Property & Similar	$—	$5,410	$259,685	$254,275	102%
2001:	Property & Similar	$—	$4,418	$133,057	$128,639	103%

(1)  Premiums Written

IPC HOLDINGS, LTD.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Pembroke, Bermuda, on the 27th day of February, 2004.

IPC HOLDINGS, LTD.

/s/ JAMES P. BRYCE

By: James P. Bryce
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH C.H. JOHNSON Joseph C.H. Johnson	Chairman of the Board of Directors	February 27, 2004

/s/ JAMES P. BRYCE James P. Bryce	President, Chief Executive Officer and Director	February 27, 2004

/s/ JOHN R. WEALE John R. Weale	Senior Vice President, Chief Financial Officer and principal accounting officer	February 27, 2004

/s/ FRANK MUTCH Frank Mutch	Deputy Chairman of the Board of Directors	February 27, 2004

/s/ ANTHONY PILLING Anthony M. Pilling	Director	February 27, 2004

/s/ CLARENCE JAMES Dr. The Honourable Clarence E. James	Director	February 27, 2004

/s/ JACKIE CLEGG Jackie Clegg	Director	February 27, 2004

EXHIBIT INDEX

Exhibit
Number	Description	Method of filing

3.1	Memorandum of Association of the Company	*

3.2	Amended and Restated Bye-Laws of the Company	§

3.3	Form of Memorandum of Increase of Share Capital	*

3.4	Form of Registration Rights Agreement	*

4.1	Form of Share Certificate	*

10.1	Termination Agreement among the Company and its previous shareholders	*

10.2	Form of Amended and Restated Option Agreement entered into between the Company and AIG	*

10.3 †	Amended and Restated IPC Holdings, Ltd. Stock Option Plan	¤¤

10.4 †	IPCRe Defined Contribution Plan	*

10.5	Amended and Restated Administrative Services Agreement among the Company, IPCRe and AICL	*

10.6	Investment Management Agreement between IPCRe and AIGIC, as amended	**

10.7	Investment Sub-Advisory Agreement between AIGIC and AIGIC (Europe) (formerly known as Dempsey & Company International Limited)	*

10.8	Custodial Agreement between AIGTS and IPCRe	*

10.9 †	Retirement Agreement between IPCRe and James P. Bryce	*

10.10 †	Retirement Agreement between IPCRe and Peter J.A. Cozens	*

10.11 †	Amended and Restated IPC Holdings, Ltd. Deferred Compensation Plan	¤

10.12	Credit Agreement between IPCRe Limited, Bank One NA, and other Lenders named therein, as amended	+

10.13	Purchase Agreement between the Company and AIG	#

10.14	Underwriting Agency Agreement between Allied World Assurance Company Ltd and IPCUSL	§§§

10.15	Amended Schedule I (Investment Policy Guideline) to Investment Management Agreement between IPCRe and AIGIC	§§§

10.16	IPC Holdings, Ltd. Stock Incentive Plan	§§

11.1	Statement regarding Computation of Per Share Earnings	Filed herewith

13.1	Portions of the Annual Report incorporated herein by reference	Filed herewith

16.1	Letter of Arthur Andersen, dated June 21, 2002	##

21.1	Subsidiaries of the Registrant	Filed herewith

Exhibit
Number	Description	Method of filing

23.1	Consent of KPMG	Filed herewith

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1 ©	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2 ©	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Incorporated by reference to the corresponding exhibit in our Registration Statement on Form S-1 (No. 333-00088).

+	Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 2003 (File No. 0-27662).

**	Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 1997 (File No. 0-27662).

¤	Incorporated by reference to Exhibits 10.1 and 10.2 to our Form 10-Q for the quarter ended September 30, 1999 (File No. 0-27662).

¤¤	Incorporated by reference to Exhibit 10.3 to our Form 10-K for the year ended December 31, 1999 (File No. 0-27662).

#	Incorporated by reference to Exhibit 10 to our Registration Statement on Form S-3 (No. 333-73828).

§§§	Incorporated by reference to Exhibits 10.15 and 10.16 to our Form 10-K for the year ended December 31, 2001 (File No. 0-27662).

##	Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K, dated as of June 14, 2002.

§	Incorporated by reference to Exhibit 3.2 to our Form 10-K for the year ended December 31, 2002 (File No. 0-27662).

§§	Incorporated by reference to Exhibit 4.2 to our filing on Form S-8 of July 15, 2003.

†	Management contract or compensatory plan, contract or arrangement.

©	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (sub-sections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), and are not being filed as exhibits to this report.