Form 10-Q
period 2004-03-31
IPC HOLDINGS LTD
filed 2004-04-29
CIK 909815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _______________

Commission file number:           0-27662

IPC Holdings, Ltd.

(Exact name of registrant as specified in its charter)

Bermuda	Not Applicable

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

American International Building, 29 Richmond Road, Pembroke, HM 08, Bermuda

(Address of principal executive offices)

(441) 298-5100

(Registrant’s telephone number,
including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes.  [X] No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes.  [X] No [   ]

The number of outstanding common shares par value U.S. $0.01 per share of IPC Holdings, Ltd., as of April 28, 2004, was 48,259,145.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of United States dollars, except for per share amounts)

	As of	As of
	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS:
Fixed maturity investments:
Available for sale, at fair value (amortized cost 2004 $1,319,519; 2003 $1,240,188)	$1,347,352	$1,260,467
Equity investments, available for sale at fair value (cost 2004 $323,373; 2003: $248,179)	401,481	319,007
Cash and cash equivalents	20,466	91,949
Reinsurance premiums receivable	154,947	61,194
Deferred premiums ceded	7,813	1,317
Loss and loss adjustment expenses recoverable	1,758	1,810
Accrued investment income	20,394	19,821
Deferred acquisition costs	20,046	8,035
Prepaid expenses and other assets	9,362	5,858

TOTAL ASSETS	$1,983,619	$1,769,458

LIABILITIES:
Reserve for losses and loss adjustment expenses	$125,615	$123,320
Unearned premiums	184,707	61,795
Reinsurance premiums payable	10,251	3,877
Deferred fees and commissions	3,062	834
Accounts payable and accrued liabilities	11,462	10,473

	335,097	200,299

SHAREHOLDERS’ EQUITY:
Share capital (Common shares outstanding, par value $0.01: 2004 48,371,520; 2003: 48,292,970 shares)	484	483
Additional paid-in capital	853,294	850,133
Deferred stock grant compensation	(4,107)	(1,495)
Retained earnings	692,910	628,931
Accumulated other comprehensive income	105,941	91,107

	1,648,522	1,569,159

TOTAL SHAREHOLDERS’ EQUITY AND LIABILITIES	$1,983,619	$1,769,458

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Expressed in thousands of United States dollars, except for per share amounts)

	Quarter ended March 31,
	2004	2003
	(unaudited)	(unaudited)
REVENUES:
Gross premiums written	$210,157	$191,852
Change in unearned premiums	(122,912)	(114,225)

Premiums earned	87,245	77,627

Reinsurance premiums ceded	(10,180)	(9,979)
Change in deferred premiums ceded	6,496	6,652

Premiums ceded	(3,684)	(3,327)

Net premiums earned	83,561	74,300
Net investment income	11,563	11,525
Net realized gains on investments	5,663	3,726
Other income	916	666

	101,703	90,217

EXPENSES:
Net losses and loss adjustment expenses	13,548	11,156
Net acquisition costs	9,740	7,723
General and administrative expenses	5,080	4,365
Net exchange gain	(293)	(555)

	28,075	22,689

NET INCOME	$73,628	$67,528

Basic net income per common share	$1.53	$1.40
Diluted net income per common share	$1.52	$1.40
Weighted average number of common shares - basic	48,249,825	48,179,805
Weighted average number of common shares - diluted	48,459,653	48,259,651

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Expressed in thousands of United States dollars)

	Quarter ended March 31,
	2004	2003
	(unaudited)	(unaudited)
NET INCOME	$73,628	$67,528

Other comprehensive income (loss):
Net holding gains on investments during period	20,497	1,580
Reclassification adjustment for gains included in net income	(5,663)	(3,726)

	14,834	(2,146)

COMPREHENSIVE INCOME	$88,462	$65,382

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Expressed in thousands of United States dollars, except per share amounts)

	As of	As of
	March 31, 2004	December 31, 2003
	(unaudited)
COMMON SHARES PAR VALUE $0.01:
Balance, beginning of year	$483	$483
Additional shares issued	1	0

Balance, end of period	$484	$483

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	$850,133	$846,397
Shares issued	0	2,719
Shares repurchased	0	(1,321)
Stock options and grants	3,161	2,338

Balance, end of period	$853,294	$850,133

DEFERRED STOCK GRANT COMPENSATION:
Balance, beginning of year	$(1,495)	$0
Stock grants awarded	(2,928)	(2,011)
Amortization	316	516

Balance, end of period	$(4,107)	$(1,495)

RETAINED EARNINGS:
Balance, beginning of year	$628,931	$404,345
Net income	73,628	260,629
Reduction on share repurchase	0	(1,334)
Dividends paid	(9,649)	(34,709)

Balance, end of period	$692,910	$628,931

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance, beginning of year	$91,107	$40,259
Other comprehensive income	14,834	50,848

Balance, end of period	$105,941	$91,107

TOTAL SHAREHOLDERS’ EQUITY	$1,648,522	$1,569,159

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of United States dollars)

	Quarter ended March 31,
	2004	2003
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$73,628	$67,528
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of fixed maturity premiums (discount), net	3,539	3,354
Net realized gains on investments	(5,663)	(3,726)
Stock compensation	551	81
Changes in:
Reinsurance premiums receivable	(93,753)	(87,062)
Deferred premiums ceded	(6,496)	(6,652)
Loss and loss adjustment expenses recoverable	52	(2,513)
Accrued investment income	(573)	(1,376)
Deferred acquisition costs	(12,011)	(11,060)
Prepaid expenses and other assets	(3,504)	(2,573)
Reserve for losses and loss adjustment expenses	2,295	(1,184)
Unearned premiums	122,912	114,225
Reinsurance premiums payable	6,374	7,808
Deferred fees and commissions	2,228	2,526
Accounts payable and accrued liabilities	989	1,664

Cash provided by operating activities	90,568	81,040

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed maturity investments	(577,619)	(300,366)
Proceeds from sale of fixed maturity investments	500,411	194,145
Proceeds from maturities of fixed maturity investments	0	35,896
Purchases of equity investments	(75,194)	(172)
Proceeds from sale of equity investments	0	0

Cash used in investing activities	(152,402)	(70,497)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid to shareholders	(9,649)	(7,709)

Cash used by financing activities	(9,649)	(7,709)

Net (decrease) increase in cash and cash equivalents	(71,483)	2,834
Cash and cash equivalents, beginning of period	91,949	16,656

Cash and cash equivalents, end of period	$20,466	$19,490

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except for per share amounts)
(unaudited)

1.	GENERAL:

The consolidated interim financial statements presented herein have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of IPC Holdings, Ltd. (the “Company”), and its wholly owned subsidiaries, IPCRe Limited (“IPCRe”) and IPCRe Underwriting Services Limited (“IPCUSL” and, together with the Company and IPCRe, “IPC”) and IPCRe Europe Limited, which is a wholly-owned subsidiary of IPCRe. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the quarterly periods ended March 31, 2004 and 2003, respectively, the balance sheet as of March 31, 2004 and the cash flows for the quarterly periods ended March 31, 2004 and 2003, respectively. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003, in our report on Form 10-K. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.	DIVIDENDS:

On March 25, 2004 we paid a dividend of $0.20 per share to shareholders of record on March 9, 2004.

On April 20, 2004 we declared a dividend of $0.20 per share to be paid on June 24, 2004, to shareholders of record on June 8, 2004.

3.	ACCOUNTING FOR STOCK-BASED COMPENSATION AND DISCLOSURE:

Management has adopted the fair value method of accounting for stock-based employee compensation as prescribed by Financial Accounting Standards Board (“FASB”) issued Statement No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) on a prospective basis for all awards granted, modified or settled after January 1, 2003. The amount of the charge recorded in the three months ended March 31, 2004 was $235.

On June 13, 2003 the shareholders approved a new stock incentive plan. The plan allows for the issuance of up to one million shares as grants of restricted stock to selected employees to compensate them for their contributions to the long-term growth and profits of the Company. The charge recorded for the quarter ended March 31, 2004 was $316.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period in accordance with SFAS 123.

	Quarter ended March 31,
	2004	2003
	(unaudited)	(unaudited)
Net income, as reported	$73,628	$67,528
Add: Stock-based employee expense	551	81
Deduct: Total stock-based employee expense determined under fair value based method for all awards	(678)	(255)

Pro forma net income	$73,501	$67,354

Earnings per share:
Basic — as reported	1.53	1.40
Basic — pro forma	1.52	1.40
Diluted — as reported	1.52	1.40
Diluted — pro forma	1.52	1.40

4.	NEW ACCOUNTING PRONOUNCEMENTS:

In December 2003, the FASB revised the previously issued Interpretation No. 46, “Consolidation of Variable Interest Entities” with Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”). FIN 46-R requires a variable interest entity to be consolidated by a company if that company is the primary beneficiary, as defined in FIN 46-R. FIN 46-R is effective for the Company as of March 31, 2004. Certain disclosures in relation to the Company’s interests in variable interest entities were provided in the audited consolidated financial statements for the year ended December 31, 2003 in accordance with the transition requirements of FIN 46-R. The adoption of this new accounting pronouncement did not have any material impact on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The following is a summary of the accounting policies for the three main components of our balance sheet and statement of income: premiums, losses (claims) including reserves and investments/investment income.

Premiums

Premiums are recorded as written at the beginning of each policy, based upon information received from ceding companies and their brokers, and are earned over the policy period. For excess of loss contracts, the amount of deposit premium is contractually documented at inception, and no management judgement is necessary in accounting for this. Premiums are earned on a pro rata basis over the policy period. For proportional treaties, the amount of premium is normally estimated at inception by the ceding company. We account for such premium using the initial estimates, which are reviewed regularly with respect to the actual premium reported by the ceding company. For the three months ended March 31, 2004 the net amount of premium written resulting from estimate accruals was approximately 4% of total premiums written. We also accrue for reinstatement premiums (premiums paid to reinstate reinsurance coverage following a claim). Such accruals are based upon actual contractual terms applied to the amount of loss reserves expected to be paid, and the only element of management judgement involved is with respect to the amount of loss reserves, as described below. The amount accrued at March 31, 2004 for reinstatement premiums on Reported But Not Enough losses (“RBNE”) and Incurred But Not Reported (“IBNR”) loss reserves was $5.6 million.

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

The reserve for losses and loss adjustment expenses is based upon reports from industry sources, individual case estimates received from ceding companies and/or their brokers, output from commercially available catastrophe loss models and management’s estimates. When a catastrophic event occurs, we first determine which treaties may be affected using our geographic database of exposures. We then contact the respective brokers and ceding companies involved with those treaties, to determine their estimate of involvement and the extent to which the reinsurance program is affected. We may also use computer modeling to measure and estimate loss exposure under the actual event scenario, if available. Since 1993, we have contracted AIR Worldwide Corporation for the use of their proprietary models - currently CATRADER ® - as part of our modeling approach. These computer-based loss modeling systems utilize A.M. Best’s data and direct exposure information obtained from our clients. Once an event occurs, we establish a specific reserve for that event, based upon estimates of total losses incurred by the ceding insurers as a result of the event and a specific estimate of the portion of such loss we have reinsured. Management’s estimates are used mostly for IBNR or RBNE loss amounts. For certain catastrophic events there is considerable uncertainty underlying the assumptions and associated estimated reserves for losses and loss adjustment expenses. Reserves are reviewed regularly and, as experience develops and additional information becomes known, the reserves are adjusted as necessary. Such adjustments, if necessary, are reflected in results of operations in the period in which they become known. For excess of loss business, which is generally over 90% of the premium we write, we are aided by the fact that each treaty has a defined limit of liability arising from one event. Once that limit has been reached, we have no further exposure to additional losses from that treaty for the same event. For proportional treaties, we generally use an initial estimated loss and loss expense ratio (the ratio of losses and loss adjustment expenses incurred to premiums earned), based upon information provided by the ceding company and/or their broker and our historical experience of that treaty, if any. The estimate is adjusted as actual experience becomes known.

At March 31, 2004 management’s estimates for IBNR/RBNE represented approximately 50% of total loss reserves. The majority of the estimate relates to reserves for claims from the attack on the World Trade Center, the explosion at an Algerian liquefied natural gas (LNG) facility in January 2004, September 2003 windstorms in various parts of the world, hailstorms and tornado losses in April/May 2003 in the United States and Europe, the floods which affected central and eastern Europe in August 2002, Tropical Storm Allison which affected parts of Texas in June 2001 and reserves for proportional treaties. In accordance with IPCRe’s registration under the Bermuda Insurance Act 1978 and Related Regulations (the “Insurance Act”), the loss reserves are certified annually by an independent loss reserve specialist. If our estimate of IBNR/RBNE at March 31, 2004 was inaccurate by a factor of 10%, our results of operations would be impacted by a positive or negative movement of approximately $6.3 million. If our total reserve for losses at December 31, 2003 was inaccurate by a factor of 10%, our incurred losses would be impacted by approximately $12.6 million, which represents less than 1% of shareholders’ equity.

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

At March 31, 2004 our equity investments comprised investments in the following: a U.S. equity fund, a global equity growth fund, a fund of hedge funds and a fund with attributes similar to those of the S & P 500 Index. None of the funds have a significant concentration in any one business sector; accordingly, the value of our equity funds is principally influenced by macro economic factors rather than issuer-specific factors. Our equity investments are subject to the same analyses as described above for the determination of other-than-temporary declines in value. Since there is a portfolio of securities within each fund, the qualitative issues are usually broader than those for individual securities and therefore the assessment of impairment is inherently more difficult and requires more management judgement.

At March 31, 2004 we did not hold any fixed maturity securities that are not investment grade, not rated or not traded on a recognized exchange.

At March 31, 2004 we determined that there was no other-than-temporary impairment of securities.

RESULTS OF OPERATIONS, QUARTERS ENDED MARCH 31, 2004 AND 2003

The following is a discussion of the results of operations and financial position of IPC Holdings, Ltd. References to “we”, “our” or “IPC” mean IPC Holdings together with its wholly-owned subsidiaries, IPCRe and IPCUSL. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes for the three months ended March 31, 2004.

Our net income for the quarter ended March 31, 2004 was $73.6 million, compared to $67.5 million for the quarter ended March 31, 2003, an increase of 9%. We have continued to benefit from an increase in written and earned premiums, as well as a tenth consecutive quarter where there has been little in the way of catastrophe losses that have impacted our clients’ catastrophe reinsurance programs, as discussed below.

In the quarter ended March 31, 2004, we wrote premiums of $210.2 million, compared to $191.9 million in the first quarter of 2003, an increase of 10%. Written premiums in the quarter were higher primarily because we wrote new business of $18.7 million. The premium from existing business was approximately $12.1 million more in the first quarter of 2004 compared to the first quarter of 2003, due to larger lines, program re-structuring and foreign exchange rate differences. These additions were offset in part by business which was not renewed because of unsatisfactory terms and conditions, which totaled approximately $11.0 million. Adjustment premiums, which are adjustments generally arising from differences between cedents’ actual premium income and the original estimates thereof, were $4.8 million in the first quarter of 2004 compared to $4.7 million in the first quarter of 2003. Reinstatement premiums were approximately the same in the quarter ended March 31, 2004 as they were in the first quarter of 2003, at $3.3 million. We retroceded premiums of $10.2 million in the first quarter of 2004, a similar amount to the $10.0 million ceded in the first quarter of 2003. Net premiums earned in the quarter ended March 31, 2004 were $83.6 million, compared to $74.3 million in the same period in 2003, an increase of 12%. Net premiums earned were higher due to the increase in written premiums over the past twelve months.

Net investment income was $11.6 million in the quarter ended March 31, 2004, compared to $11.5 million for the first quarter of 2003. The overall yield of the fixed income portfolio was less for the quarter ended March 31, 2004 than for the corresponding quarter in 2003, due to lower interest rates and their adverse impact on the reinvestment of maturing fixed income securities. This negative factor was more than offset by the increase in the average balance of invested assets in the quarter ended March 31, 2004, which was 21% higher than the first quarter of 2003, because of positive operating cash flow in the period.

There was a net realized gain from investments in the quarter ended March 31, 2004 of $5.7 million, compared to $3.7 million in the first quarter of 2003. Generally, net realized gains and losses fluctuate from period to period, depending on the individual securities sold, as recommended by IPCRe’s investment advisor.

In the first quarter of 2004, we incurred net losses and loss adjustment expenses of $13.5 million, compared to $11.2 million in the first quarter of 2003. Losses in the first quarter of 2004 include a $6.0 million reserve for the explosion at an LNG facility in Algeria in January 2004, $3.7 million in reserves for pro-rata treaties and $2.1 million in reserves for two newly reported marine claims from prior periods.

Acquisition costs incurred, which consist primarily of commissions and brokerage fees paid to intermediaries for the production of business, were $9.7 million for the quarter ended March 31, 2004, compared to $7.7 million in the first quarter of 2003, an increase of 26%. Acquisition costs have increased primarily because of the increase in earned premiums, as well as some commission adjustments in respect of additional premiums earned primarily on 2003 contracts. General and administrative expenses were $5.1 million in the quarter ended March 31, 2004, compared to $4.4 million in the first quarter of 2003. This increase is due primarily to increases in administrative fees which are based on earned premiums, as well as some increases for certain operating expenses, including salaries and benefits, which include the impact of expensing stock grants and stock options granted to certain officers, and professional fees resulting from corporate governance requirements under the Sarbanes-Oxley Act of 2002.

LIQUIDITY AND CAPITAL RESOURCES

IPC Holdings is a holding company that conducts no reinsurance operations of its own. Its cash flows are limited to distributions from IPCRe and IPCUSL by way of loans or dividends. The dividends that IPCRe may pay are limited under Bermuda legislation and IPCRe’s revolving credit facility. The Insurance Act and subsequent amendments thereto, require IPCRe to maintain a minimum solvency margin and a minimum liquidity ratio. The maximum dividend payable by IPCRe in accordance with Bermuda regulations as of March 31, 2004 was approximately $405.3 million. The maximum amount IPCRe could have paid in the first quarter under the terms of the revolving credit facility was $645.7 million.

IPCRe’s sources of funds consist of premiums written, investment income, paid losses recovered from retrocedents, underwriting agency commissions and proceeds from sales and redemptions of investments. Cash is used primarily to pay losses and loss adjustment expenses, premiums retroceded, brokerage commissions, excise taxes, general and administrative expenses and dividends. The potential for a large catastrophe means that unpredictable and substantial payments may need to be made within relatively short periods of time, and therefore our cash flows fluctuate significantly from period to period.

Net cash flows from operating activities in the three months ended March 31, 2004 were $90.6 million compared to $81.0 million in the first quarter of 2003. The increase is primarily the result of the increase in premium volume, combined with a reduction in net claims paid during the period, which were $11.0 million in the three months ended March 31, 2004, compared to $15.6 million in the first quarter of 2003.

Net cash outflows from investing activities in the three months ended March 31, 2004 were $152.4 million. Cash and cash equivalents decreased by $71.5 million in the three months ended March 31, 2004, resulting in a balance of $20.5 million at March 31, 2004. At March 31, 2004, 46% of IPC’s fixed maturity investment portfolio (based on fair value) was held in securities rated AAA, and 28% was held in securities rated AA. The average modified duration of IPC’s fixed maturity portfolio was 2.7 years. We renewed our revolving credit facility on July 1, 2003 in the amount of $200 million, provided by a syndicate of lenders led jointly by Bank One N.A. and Citibank N.A. We believe that this facility, together with the relatively short duration and high quality of IPC’s investment portfolio, will provide sufficient liquidity to meet IPC’s cash demands.

IPCRe is not a licensed insurer in the United States and therefore, under the terms of most of its contracts with U.S.-based companies, must provide security to reinsureds to cover unpaid liabilities in a form acceptable to state insurance commissioners. Typically, this type of security takes the form of a letter of credit issued by an acceptable bank, the establishment of a trust, or a cash advance. Currently IPCRe obtains letters of credit through one commercial bank pursuant to a $100.0 million facility. In turn, IPCRe provides the bank security by giving the bank a lien over certain of IPCRe’s investments in an amount not to exceed the aggregate letters of credit outstanding to a maximum of $118.0 million. At March 31, 2004, there were outstanding letters of credit of $50.5 million. If we were unable to obtain the necessary credit, IPCRe could be limited in its ability to write business for our clients in the United States.

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

Transactions with Non-Independent Parties

The following is a summary of amounts in respect of significant non-independent party transactions during the three month periods ended March 31, 2004 and March 31, 2003, respectively (expressed in thousands of U.S. dollars):

	March 31, 2004	March 31, 2003
Administrative services fees (included in General & Admin. expenses)	$2,181	$1,943
Investment fees netted against investment income:	$723	$742
Underwriting services fee income (included in Other income)	$916	$666
Premiums written	$25,354	$29,271
Premiums ceded	$713	$645

Underwriting services fee income is a percentage of the premiums written on behalf of one client, which is related to a shareholder of the Company. Fees are accrued and taken into income based on the premiums earned each quarter.

For a discussion of certain of our contractual relationships with non-independent parties, please see “Certain Relationships and Related Transactions” in our definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 29, 2004 and incorporated by reference into our Form 10-K for the year ended December 31, 2003.

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

Our investment managers performed a VaR analysis to estimate the maximum potential loss of fair value for each segment of market risk for our investment portfolio, as of March 31, 2004 and December 31, 2003. The analysis calculated the VaR with respect to the net fair value of our financial instrument assets, which includes cash and cash equivalents, certain equity and high grade fixed maturity securities, as of March 31, 2004 using historical simulation methodology. As of March 31, 2004 the VaR of IPCRe’s investment portfolio was approximately $25.0 million, which represents a 95th percentile value change over a one-month time horizon. This result was obtained through historical simulation using approximately 750 days (3 years) of historical interest rate, foreign exchange rate and equity market data.

The following table presents the VaR of each component of market risk of IPCRe’s investment portfolio as of March 31, 2004 and December 31, 2003, respectively, and the average for the three months ended March 31, 2004 calculated using the beginning, quarterly and ending points (expressed in thousands of U.S. dollars):

			Average for
	March 31,	December 31,	three months
Market Risk	2004	2003	ended March 31, 2004
Currency	$2,024	$3,021	$2,523
Interest Rate	18,238	17,685	17,961
Equity (incl. hedge fund)	29,394	29,666	29,530

Sum of Risk	49,656	50,372	50,014
Diversification Benefit	(24,626)	(22,757)	(23,691)

Total Net Risk	$25,030	$27,615	$26,323

The decrease in the overall VaR is because of the reduction in currency VaR from non-U.S dollar securities within the Global Equity fund, as well as increased diversification benefit resulting from the asset allocation in the investment portfolio to the hedge fund. IPCRe’s premiums receivable and liabilities for losses from reinsurance contracts it has written, are also exposed to the risk of changes in value resulting from fluctuations in foreign currency exchange rates. To an extent, the impact on loss reserves of a movement in an exchange rate, will be partly offset by the impact on assets (receivables and cash/investments) denominated in the same currency, or vice versa. As of March 31, 2004 an estimated 40% or $62 million (March 31, 2003 - 36% or $50 million) of reinsurance premiums receivable, and an estimated $30 million (March 31, 2003 - $30 million) of loss reserves, were denominated in non-U.S. currencies. Accordingly, we do not believe that the impact of exchange rate movements in respect of receivables or loss reserves on our overall VaR as of March 31, 2004 to be material.

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

Note on Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition, including, but not limited to, expectations regarding market cycles, renewals and our ability to increase written premium volume and improve profit margins, market conditions, the impact of current market conditions and trends on future periods, the impact of our business strategy on our results, trends in pricing and claims and the insurance and reinsurance market response to catastrophic events. Some forward-looking statements may be identified by our use of terms such as “believes,” “anticipates,” “intends,” or “expects” and relate to our plans and objectives for future operations. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. We do not intend, and are under no obligation, to update any forward-looking statement contained in this report. The largest single factor in our results has been and will continue to be the severity or frequency of catastrophic events, which is inherently unpredictable. Numerous factors could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to, the following: (i) the occurrence of natural or man-made catastrophic events with a frequency or severity exceeding our estimates; (ii) any lowering or loss of one of the financial ratings of IPCRe (together with the Company, IPCRe Europe Limited and IPCUSL “IPC” “we” or “our”); (iii) a decrease in the level of demand for property catastrophe reinsurance, or increased competition owing to increased capacity of property catastrophe reinsurers; (iv) the effect of competition on market trends and pricing; (v) the adequacy of our loss reserves; (vi) loss of our non-admitted status in United States jurisdictions or the passage of federal or state legislation subjecting us to supervision or regulation in the United States; (vii) challenges by insurance regulators in the United States to our claim of exemption from insurance regulation under current laws; (viii) a contention by the United States Internal Revenue Service that we are engaged in the conduct of a trade or business within the U.S.; (ix) loss of services of any one of our executive officers; (x) changes in interest rates and/or equity values in the United States of America and elsewhere; or (xi) changes in exchange rates and greater than expected currency exposure.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

NONE

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Limitations on our ability to pay dividends are discussed in “Liquidity and Capital Resources” under Part I - Financial Information, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Defaults upon Senior Securities

NONE

Item 4.	Submission of Matters to a Vote of Security Holders

NONE

Item 5.	Other Information

On March 1, 2004, Jackie Clegg resigned from the Board of Directors of the Company and certain subsidiaries. On the same day, Kenneth Hammond was appointed to the Board of Directors of the Company and certain subsidiaries.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Unless otherwise indicated, exhibits are incorporated by reference to the corresponding numbered exhibits to the Company’s Registration Statement on Form S-1 (Registration No. 333-00088).

Exhibit
Number	Description
3.1	Memorandum of Association of the Company

3.2 +	Amended and Restated Bye-laws of the Company

3.3	Form of Memorandum of Increase of Share Capital

10.1 V	Amended Schedule I (Investment Policy Guidelines) to Investment Management Agreement between IPCRe and AIGIC

10.2 V	Amended and Restated Amendment One to Underwriting Agency Agreement between Allied World Assurance Company and IPCUSL.

11.1 V	Reconciliation of basic and diluted net income per common share (“EPS”).

31.1 V	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 V	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

V	Filed herewith

+	Incorporated by reference to our filing on Form 8-A/A (No. 000-27662) filed on July 9, 2003.

**	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (sub-sections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), and are not being filed as exhibits to this report.

(b) Reports on Form 8-K

On February 11, 2004, the Company filed a Form 8-K current report (date of earliest event reported: February 10, 2004) (a) advising that the company had announced its financial results for the fiscal quarter and year ended December 31, 2003 via a press release, and (b) furnishing such statements.

IPC HOLDINGS, LTD.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPC Holdings, Ltd.
(Registrant)

Date April 29th, 2004	/s/ James P. Bryce

James P. Bryce
President and Chief Executive Officer

Date April 29th, 2004	/s/ John R. Weale

John R. Weale
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Unless otherwise indicated, exhibits are incorporated by reference to the corresponding numbered exhibits to the Company’s Registration Statement on Form S-1 (Registration No. 333-00088).

Exhibit
Number	Description
3.1	Memorandum of Association of the Company

3.2 +	Amended and Restated Bye-laws of the Company

3.3	Form of Memorandum of Increase of Share Capital

10.1 V	Amended Schedule I (Investment Policy Guidelines) to Investment Management Agreement between IPCRe and AIGIC

10.2 V	Amended and Restated Amendment One to Underwriting Agency Agreement between Allied World Assurance Company and IPCUSL.

11.1 V	Reconciliation of basic and diluted net income per common share (“EPS”)

31.1 V	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 V	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

V	Filed herewith

+	Incorporated by reference to our filing on Form 8-A/A (No. 000-27662) filed on July 9, 2003.

**	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (sub-sections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), and are not being filed as exhibits to this report.