Form 10-Q
period 2004-06-30
IPC HOLDINGS LTD
filed 2004-07-26
CIK 909815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number:	0-27662

IPC Holdings, Ltd.

(Exact name of registrant as specified in its charter)

Bermuda	Not Applicable

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of outstanding common shares par value U.S. $0.01 per share of IPC Holdings, Ltd., as of July 26, 2004, was 48,289,011.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of United States dollars, except for per share amounts)

	As of	As of
	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS:
Fixed maturity investments:
Available for sale, at fair value (amortized cost 2004: $1,365,779; 2003: $1,240,188)	$1,357,950	$1,260,467
Equity investments, available for sale at fair value (cost 2004: $330,465; 2003: $248,179)	400,786	319,007
Cash and cash equivalents	19,837	91,949
Reinsurance premiums receivable	158,055	61,194
Deferred premiums ceded	10,409	1,317
Loss and loss adjustment expenses recoverable	1,439	1,810
Accrued investment income	17,162	19,821
Deferred acquisition costs	19,460	8,035
Prepaid expenses and other assets	9,128	5,858

TOTAL ASSETS	$1,994,226	$1,769,458

LIABILITIES:
Reserve for losses and loss adjustment expenses	$119,240	$123,320
Unearned premiums	175,680	61,795
Reinsurance premiums payable	12,968	3,877
Deferred fees and commissions	3,644	834
Accounts payable and accrued liabilities	11,750	10,473

	323,282	200,299

SHAREHOLDERS’ EQUITY:
Share capital (Common shares outstanding, par value U.S. $0.01: 2004: 48,397,136; 2003: 48,292,970 shares)	484	483
Additional paid-in capital	854,173	850,133
Deferred stock grant compensation	(3,483)	(1,495)
Retained earnings	757,278	628,931
Accumulated other comprehensive income	62,492	91,107

	1,670,944	1,569,159

TOTAL SHAREHOLDERS’ EQUITY AND LIABILITIES	$1,994,226	$1,769,458

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Expressed in thousands of United States dollars, except for per share amounts)

	Quarter ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES:
Gross premiums written	$72,906	$64,598	$283,063	$256,450
Change in unearned premiums	9,027	11,536	(113,885)	(102,689)

Premiums earned	81,933	76,134	169,178	153,761

Reinsurance premiums ceded	(6,384)	(3,702)	(16,563)	(13,681)
Change in deferred premiums ceded	2,596	(149)	9,091	6,503

Premiums ceded	(3,788)	(3,851)	(7,472)	(7,178)

Net premiums earned	78,145	72,283	161,706	146,583
Net investment income	14,082	11,723	25,645	23,248
Net realized gains on investments	2,002	2,414	7,665	6,140
Other income	906	878	1,822	1,544

	95,135	87,298	196,838	177,515

EXPENSES:
Net losses and loss adjustment expenses	4,860	11,516	18,408	22,672
Net acquisition costs	8,359	7,096	18,099	14,819
General and administrative expenses	5,666	4,540	10,746	8,905
Net exchange loss (gain)	2,102	(1,442)	1,809	(1,997)

	20,987	21,710	49,062	44,399

NET INCOME	$74,148	$65,588	$147,776	$133,116

Basic net income per common share	$1.54	$1.36	$3.06	$2.76
Diluted net income per common share	$1.53	$1.36	$3.06	$2.76
Weighted average number of common shares - basic	48,274,276	48,187,912	48,262,050	48,183,858
Weighted average number of common shares - diluted	48,354,678	48,281,119	48,355,325	48,270,385

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Expressed in thousands of United States dollars)

	Quarter ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET INCOME	$74,148	$65,588	$147,776	$133,116

Other comprehensive (loss) income:
Net holding (losses) gains on investments during period	(41,447)	39,385	(20,950)	40,965
Reclassification adjustment for gains included in net income	(2,002)	(2,414)	(7,665)	(6,140)

	(43,449)	36,971	(28,615)	34,825

COMPREHENSIVE INCOME	$30,699	$102,559	$119,161	$167,941

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Expressed in thousands of United States dollars, except per share amounts)

	As of	As of
	June 30, 2004	December 31, 2003
	(unaudited)
COMMON SHARES PAR VALUE $0.01:
Balance, beginning of year	$483	$483
Additional shares issued	1	0

Balance, end of period	$484	$483

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	$850,133	$846,397
Shares issued	761	2,719
Shares repurchased	(117)	(1,321)
Stock options and grants	3,396	2,338

Balance, end of period	$854,173	$850,133

DEFERRED STOCK GRANT COMPENSATION:
Balance, beginning of year	$(1,495)	$0
Stock grants awarded	(2,928)	(2,011)
Amortization	940	516

Balance, end of period	$(3,483)	$(1,495)

RETAINED EARNINGS:
Balance, beginning of year	$628,931	$404,345
Net income	147,776	260,629
Reduction on share repurchase	(126)	(1,334)
Dividends paid	(19,303)	(34,709)

Balance, end of period	$757,278	$628,931

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance, beginning of year	$91,107	$40,259
Other comprehensive (loss) income	(28,615)	50,848

Balance, end of period	$62,492	$91,107

TOTAL SHAREHOLDERS’ EQUITY	$1,670,944	$1,569,159

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of United States dollars)

	Six months ended June 30,
	2004	2003
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$147,776	$133,116
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of fixed maturity premiums, net	6,951	7,213
Net realized gains on investments	(7,665)	(6,140)
Stock compensation	1,409	420
Changes in:
Reinsurance premiums receivable	(96,861)	(95,786)
Deferred premiums ceded	(9,092)	(6,503)
Loss and loss adjustment expenses recoverable	371	(1,964)
Accrued investment income	2,659	2,043
Deferred acquisition costs	(11,425)	(10,225)
Prepaid expenses and other assets	(3,270)	(2,936)
Reserve for losses and loss adjustment expenses	(4,080)	(7,206)
Unearned premiums	113,885	102,689
Reinsurance premiums payable	9,091	7,845
Deferred fees and commissions	2,810	2,690
Accounts payable and accrued liabilities	1,277	2,088

Cash provided by operating activities	153,836	127,344

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed maturity investments	(862,721)	(478,433)
Proceeds from sale of fixed maturity investments	727,559	337,449
Proceeds from maturities of fixed maturity investments	5,000	70,996
Purchases of equity investments	(97,001)	(30,339)
Proceeds from sale of equity investments	20,000	0

Cash used in investing activities	(207,163)	(100,327)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from share issuance	518	67
Cash dividends paid to shareholders	(19,303)	(15,418)

Cash used by financing activities	(18,785)	(15,351)

Net (decrease) increase in cash and cash equivalents	(72,112)	11,666
Cash and cash equivalents, beginning of period	91,949	16,656

Cash and cash equivalents, end of period	$19,837	$28,322

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except for per share amounts)
(unaudited)

1.	GENERAL:

The consolidated interim financial statements presented herein have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of IPC Holdings, Ltd. (the “Company”) and its wholly-owned subsidiaries, IPCRe Limited (“IPCRe”) and IPCRe Underwriting Services Limited (“IPCUSL” and, together with the Company and IPCRe, “IPC”) and IPCRe Europe Limited, which is a wholly-owned subsidiary of IPCRe. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the quarter and six month periods ended June 30, 2004 and 2003, respectively, the balance sheet as of June 30, 2004 and the cash flows for the six months ended June 30, 2004 and 2003, respectively. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003, in our report on Form 10-K. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.	DIVIDENDS:

On March 25, 2004 we paid a dividend of $0.20 per share to shareholders of record on March 9, 2004.

On June 24, 2004 we paid a dividend of $0.20 per share, to shareholders of record on June 8, 2004.

On July 20, 2004 we declared a dividend of $0.24 per share to be paid on September 23, 2004, to shareholders of record on September 7, 2004.

3.	ACCOUNTING FOR STOCK-BASED COMPENSATION AND DISCLOSURE:

Management has adopted the fair value method of accounting for stock-based employee compensation as prescribed by Financial Accounting Standards Board (“FASB”) issued Statement No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) on a prospective basis for all awards granted, modified or settled after January 1, 2003. The amount of the charges recorded in the quarter and six month periods ended June 30, 2004 were $234 and $469, respectively. In the corresponding periods in 2003, the charges were $162 and $81, respectively.

On June 13, 2003 the shareholders approved a new stock incentive plan. The plan allows for the issuance of up to five hundred thousand shares as grants of restricted stock to selected employees to compensate them for their contributions to the long-term growth and profits of the Company. The charge recorded for the quarter and six month periods ended June 30, 2004 were $624 and $940, respectively. For the corresponding periods in 2003, the charges were $248 and $248, respectively.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period in accordance with SFAS 123.

	Quarter ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income, as reported	$74,148	$65,588	$147,776	$133,116
Add: Stock-based employee expense	234	81	469	162
Deduct: Total stock-based employee expense determined under fair value based method for all awards.	(362)	(255)	(725)	(510)

Pro forma net income	$74,020	$65,414	$147,520	$132,768

Earnings per share:
Basic – as reported	$1.54	$1.36	$3.06	$2.76
Basic – pro forma	$1.53	$1.36	$3.06	$2.76
Diluted – as reported	$1.53	$1.36	$3.06	$2.76
Diluted – pro forma	$1.53	$1.35	$3.05	$2.75

4.	NEW ACCOUNTING PRONOUNCEMENTS:

In December 2003, the FASB revised the previously issued Interpretation No. 46, “Consolidation of Variable Interest Entities” with Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”). FIN 46-R requires a variable interest entity to be consolidated by a company if that company is the primary beneficiary, as defined in FIN 46-R. FIN 46-R was effective for the Company as of March 31, 2004. Certain disclosures in relation to the Company’s interests in variable interest entities were provided in the audited consolidated financial statements for the year ended December 31, 2003 in accordance with the transition requirements of FIN 46-R. The adoption of this accounting pronouncement did not have any material impact on IPC’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The following is a summary of the accounting policies for the three main components of our balance sheet and statement of income: premiums, losses (claims) including reserves and investments/investment income.

Premiums

Premiums are recorded as written at the beginning of each policy, based upon information received from ceding companies and their brokers, and are earned over the policy period. For excess of loss contracts, the amount of deposit premium is contractually documented at inception, and no management judgement is necessary in accounting for this. Premiums are earned on a pro rata basis over the policy period. For proportional treaties, the amount of premium is normally estimated at inception by the ceding company. We account for such premium using the initial estimates, which are reviewed regularly with respect to the actual premium reported by the ceding company. For the six months ended June 30, 2004 the net amount of premium written resulting from estimate accruals was less than 1% of total premiums written. We also accrue for reinstatement premiums (premiums paid to reinstate reinsurance coverage following a claim). Such accruals are based upon actual contractual terms applied to the amount of loss reserves expected to be paid, and the only element of management judgement involved is with respect to the amount of loss reserves, as described below. The amount accrued at June 30, 2004 for reinstatement premiums on Reported But Not Enough losses (“RBNE”) and Incurred But Not Reported (“IBNR”) loss reserves was $4.5 million.

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

The reserve for losses and loss adjustment expenses is based upon reports from industry sources, individual case estimates received from ceding companies and/or their brokers, output from commercially available catastrophe loss models and management’s estimates. When a catastrophic event occurs, we first determine which treaties may be affected using our geographic database of exposures. We then contact the respective brokers and ceding companies involved with those treaties, to determine their estimate of involvement and the extent to which the reinsurance program is affected. We may also use computer modeling to measure and estimate loss exposure under the actual event scenario, if available. Since 1993, we have contracted AIR Worldwide Corporation for the use of their proprietary models — currently CATRADER ® — as part of our modeling approach. These computer-based loss modeling systems utilize A.M. Best’s data and direct exposure information obtained from our clients. Once an event occurs, we establish a specific reserve for that event, based upon estimates of total losses incurred by the ceding insurers as a result of the event and a specific estimate of the portion of such loss we have reinsured. Management’s estimates are used mostly for IBNR or RBNE loss amounts. For certain catastrophic events there is considerable uncertainty underlying the assumptions and associated estimated reserves for losses and loss adjustment expenses. Reserves are reviewed regularly and, as experience develops and additional information becomes known, the reserves are adjusted as necessary. Such adjustments, if necessary, are reflected in results of operations in the period in which they become known. For excess of loss business, which is generally over 90% of the premium we write, we are aided by the fact that each treaty has a defined limit of liability arising from one event. Once that limit has been reached, we have no further exposure to additional losses from that treaty for the same event. For proportional treaties, we generally use an initial estimated loss and loss expense ratio (the ratio of losses and loss adjustment expenses incurred to premiums earned), based upon information provided by the ceding company and/or their broker and our historical experience of that treaty, if any. The estimate is adjusted as actual experience becomes known.

At June 30, 2004 management’s estimates for IBNR/RBNE represented approximately 51% of total loss reserves. The majority of the estimate relates to reserves for claims from the attack on the World Trade Center, September 2003 windstorms in various parts of the world, hailstorms and tornado losses in April/May 2003 in the United States and

Europe, the floods which affected central and eastern Europe in August 2002, Tropical Storm Allison which affected parts of Texas in June 2001 and reserves for proportional treaties. In accordance with IPCRe’s registration under the Bermuda Insurance Act 1978 and Related Regulations (the “Insurance Act”), the loss reserves are certified annually by an independent loss reserve specialist. If our estimate of IBNR/RBNE at June 30, 2004 was inaccurate by a factor of 10%, our results of operations would be impacted by a positive or negative movement of approximately $6.0 million. If our total reserve for losses at December 31, 2003 was inaccurate by a factor of 10%, our incurred losses would be impacted by approximately $11.9 million, which represents less than 1% of shareholders’ equity.

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

At June 30, 2004 our equity investments comprised investments in the following: a U.S. equity fund, a global equity growth fund, a fund of hedge funds and a fund with attributes similar to those of the S & P 500 Index. None of the funds have a significant concentration in any one business sector; accordingly, the value of our equity funds is principally influenced by macro economic factors rather than issuer-specific factors. Our equity investments are subject to the same analyses as described above for the determination of other-than-temporary declines in value. Since there is a portfolio of securities within each fund, the qualitative issues are usually broader than those for individual securities and therefore the assessment of impairment is inherently more difficult and requires more management judgement.

At June 30, 2004 we did not hold any fixed maturity securities that are not investment grade, not rated or not traded on a recognized exchange.

At June 30, 2004 we determined that there was no other-than-temporary impairment of securities.

RESULTS OF OPERATIONS, QUARTERS ENDED JUNE 30, 2004 AND 2003

The following is a discussion of the results of operations and financial position of IPC Holdings, Ltd. References to “we”, “our” or “IPC” mean IPC Holdings together with its wholly-owned subsidiaries, IPCRe and IPCUSL. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes for the six months ended June 30, 2004.

Our net income for the quarter ended June 30, 2004 was $74.1 million, compared to $65.6 million for the quarter ended June 30, 2003, an increase of 13%. We have continued to benefit from an increase in written and earned premiums, as well as an eleventh consecutive quarter where there has been little in the way of catastrophe losses that have impacted our clients’ catastrophe reinsurance programs, as discussed below.

In the quarter ended June 30, 2004, we wrote premiums of $72.9 million, compared to $64.6 million in the second quarter of 2003, an increase of 13%. Written premiums in the quarter were higher because we wrote new business of $3.6 million. In addition, premiums from existing business was approximately $12.5 million more in the second quarter of 2004 in comparison to the second quarter of 2003, due to larger lines, program re-structuring and foreign exchange rate differences. These additions were offset in part by business which was not renewed because of unsatisfactory terms and conditions, or because the cedant did not purchase the protection, which totaled approximately $3.7 million. Adjustment premiums, which are adjustments generally arising from differences between cedents’ actual premium income and the original estimates thereof, were $2.8 million in the second quarter of 2004 compared to $5.4 million in the second quarter of 2003. Reinstatement premiums were $(0.2) million in the quarter ended June 30, 2004, compared to $1.3 million in the second quarter of 2003. We retroceded premiums of $6.4 million in the quarter ended June 30, 2004, compared to $3.7 million ceded in the second quarter of 2003. Net premiums earned in the quarter ended June 30, 2004 were $78.1 million, compared to $72.3 million in the second quarter of 2003, an increase of 8%. Net premiums earned were higher due to the increase in written premiums over the past twelve months.

Net investment income was $14.1 million in the quarter ended June 30, 2004, compared to $11.7 million in the second quarter of 2003. Investment income in the current quarter included a $2.6 million dividend from our investment in a fund of hedge funds. Such dividends will be declared periodically, provided the performance of the fund is positive. The overall yield of the fixed income portfolio was less for the quarter ended June 30, 2004 than for the corresponding quarter in 2003, because of changes to interest rates and their adverse impact on the reinvestment of maturing fixed income securities. This negative factor was partly offset by the increase in the average balance of invested assets in the quarter ended June 30, 2004, which was 19% higher than the second quarter of 2003, because of positive operating cash flow in the period.

There was a net realized gain from investments in the quarter ended June 30, 2004 of $2.0 million, compared to $2.4 million in the second quarter of 2003. Generally, net realized gains and losses fluctuate from period to period, depending on the individual securities sold as recommended by IPCRe’s investment advisor.

In the quarter ended June 30, 2004, we incurred net losses and loss adjustment expenses of $4.9 million, compared to $11.5 million in the second quarter of 2003. The majority of incurred losses in the second quarter of 2004 are additions to IBNR reserves associated with premiums earned from pro-rata treaties.

Acquisition costs incurred, which consist primarily of commissions and brokerage fees paid to intermediaries for the production of business, were $8.4 million for the quarter ended June 30, 2004, compared to $7.1 million in the second quarter of 2003, an increase of 18%. Acquisition costs have increased primarily because of the increase in earned premiums, as well as the fact that some business written in 2003 had lower levels of brokerage. General and administrative expenses were $5.7 million in the quarter ended June 30, 2004, compared to $4.5 million in the second quarter of 2003. A significant, non-recurring item in the current quarter was the accelerated pension/stock compensation expense due to the early retirement of one of our officers. Other major areas of increase were administrative service fees, which are based on earned premiums, and compensation expense as a result of expensing stock grants and options.

RESULTS OF OPERATIONS, SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Our net income for the six months ended June 30, 2004 was $147.8 million, compared to $133.1 million for the six months ended June 30, 2003, an increase of 11%. We have continued to benefit from increases to written and earned premiums, and a period where there has been little in the way of catastrophe losses that have impacted our clients’ catastrophe reinsurance programs, as discussed below.

In the six months ended June 30, 2004, we wrote premiums of $283.1 million, compared to $256.5 million in the first six months of 2003, an increase of 10%. Written premiums in the six months were higher primarily because we wrote new business of $22.3 million. The premium from existing business was approximately $23.0 million more in the first six months of 2004 in comparison to the first six months of 2003, due to larger lines, program re-structuring and foreign exchange rate differences. These additions were offset in part by business which was not renewed because of unsatisfactory terms and conditions, or because the cedant did not purchase the protection, which totaled approximately $14.7 million in the first six months of 2004. Adjustment premiums were $7.6 million in the first six months of 2004 compared to $10.1 million in the first six months of 2003. Reinstatement premiums were $3.1 million in the six months ended June 30, 2004 compared to $4.6 million in the first six months of 2003. We retroceded premiums of $16.6 million in the first six months of 2004, compared to the $13.7 million ceded in the first six months of 2003. Ceded premiums have increased due to the increase in our gross writings, as well as increases in retrocedents’ participation in our Surplus treaty, and increased capacity in our excess of loss retrocessional facility. Net premiums earned in the six months ended June 30, 2004 were $161.7 million, compared to $146.6 million in the same period in 2003, an increase of 10%. Net premiums earned were higher due to the increase in written premiums over the past twelve months.

Net investment income was $25.6 million in the six months ended June 30, 2004, compared to $23.2 million for the first six months of 2003. Investment income included a $2.6 million dividend from our investment in a fund of hedge funds. Such dividends will be declared periodically, provided the performance of the fund is positive. The overall yield of the fixed income portfolio was less for the six months ended June 30, 2004 than for the corresponding six months in 2003, due to lower interest rates and their adverse impact on the reinvestment of maturing fixed income securities. This negative factor was more than offset by the increase in the average balance of invested assets in the six months ended June 30, 2004, which was 18% higher than the first six months of 2003, because of positive operating cash flow in the period.

There was a net realized gain from investments in the six months ended June 30, 2004 of $7.7 million, compared to $6.1 million in the first six months of 2003. Generally, net realized gains and losses fluctuate from period to period, depending on the individual securities sold as recommended by IPCRe’s investment advisor.

In the first six months of 2004, we incurred net losses and loss adjustment expenses of $18.4 million, compared to $22.7 million in the first six months of 2003. Losses in the first six months of 2004 include a $6.0 million reserve for the explosion at a Liquefied Natural Gas facility in Algeria in January 2004, $6.7 million in IBNR reserves associated with premiums earned from pro-rata treaties and $2.1 million in reserves for two newly reported (first quarter) marine claims from prior periods.

Acquisition costs incurred, which consist primarily of commissions and brokerage fees paid to intermediaries for the production of business, were $18.1 million for the six months ended June 30, 2004, compared to $14.8 million in the first six months of 2003, an increase of 22%. Acquisition costs have increased primarily because of the increase in earned premiums, as well as some commission adjustments in respect of additional premiums earned primarily on 2003 contracts. General and administrative expenses were $10.7 million in the six months ended June 30, 2004, compared to $8.9 million in the first six months of 2003. This increase is due primarily to increases in administrative fees which are based on earned premiums, as well as some increases for certain operating expenses, including salaries and benefits, which include the impact of expensing stock grants and stock options granted to certain officers, accelerated pension/stock compensation expense due the early retirement of one of our officers, and professional fees resulting from corporate governance requirements under the Sarbanes-Oxley Act of 2002.

LIQUIDITY AND CAPITAL RESOURCES

IPC Holdings is a holding company that conducts no reinsurance operations of its own. Its cash flows are limited to distributions from IPCRe and IPCUSL by way of loans or dividends. The dividends that IPCRe may pay are limited under Bermuda legislation and IPCRe’s revolving credit facility. The Insurance Act and subsequent amendments thereto, require IPCRe to maintain a minimum solvency margin and a minimum liquidity ratio. The maximum dividend payable by IPCRe in accordance with Bermuda regulations as of June 30, 2004 was approximately $410.9 million. The maximum amount IPCRe could have paid in the second quarter under the terms of the revolving credit facility was $629.5 million.

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

Net cash flows from operating activities in the six months ended June 30, 2004 were $153.8 million compared to $127.3 million in the first six months of 2003. The increase is primarily the result of the increase in premium volume, combined with a reduction in net claims paid during the period, which were $21.5 million in the six months ended June 30, 2004, compared to $34.0 million in the first six months of 2003.

Net cash outflows from investing activities in the six months ended June 30, 2004 were $207.2 million. Cash and cash equivalents decreased by $72.1 million in the six months ended June 30, 2004, resulting in a balance of $19.8 million at June 30, 2004. At June 30, 2004, 54% of IPC’s fixed maturity investment portfolio (based on fair value) was held in securities rated AAA, and 28% was held in securities rated AA. The average modified duration of IPC’s fixed maturity portfolio was 2.35 years. We renewed our revolving credit facility on July 1, 2003 in the amount of $200 million, provided by a syndicate of lenders led jointly by Bank One N.A. and Citibank N.A. We believe that this facility, together with the relatively short duration and high quality of IPC’s investment portfolio, will provide sufficient liquidity to meet IPC’s cash demands.

IPCRe is not a licensed insurer in the United States and therefore, under the terms of most of its contracts with U.S.-based companies, must provide security to reinsureds to cover unpaid liabilities in a form acceptable to state insurance commissioners. Typically, this type of security takes the form of a letter of credit issued by an acceptable bank, the establishment of a trust, or a cash advance. Currently IPCRe obtains letters of credit through one commercial bank pursuant to a $100.0 million facility. In turn, IPCRe provides the bank security by giving the bank a lien over certain of IPCRe’s investments in an amount not to exceed the aggregate letters of credit outstanding to a maximum of $118.0 million. At June 30, 2004, there were outstanding letters of credit of $36.2 million. If we were unable to obtain the necessary credit, IPCRe could be limited in its ability to write business for our clients in the United States.

Our investment portfolio does not currently include direct investments in options, warrants, swaps, collars or similar derivative instruments. Our investment policy guidelines provide that financial futures and options and foreign exchange contracts may not be used in a speculative manner, but may be used, subject to certain numerical limits, only as part of a defensive strategy to protect the market value of the portfolio. Also, our portfolio does not contain any investments in real estate or mortgage loans.

Neither the Company, IPCRe nor IPCUSL have any material commitments for capital expenditures.

Off Balance Sheet Arrangements

Neither the Company nor any of its subsidiaries has any other forms of off-balance sheet arrangements, other than those disclosed above.

Transactions with Non-Independent Parties

The following is a summary of amounts in respect of significant non-independent party transactions during the six month periods ended June 30, 2004 and 2003, respectively (expressed in thousands of U.S. dollars):

	June 30, 2004	June 30, 2003
Administrative services fees (included in General & Admin. expenses)	$4,229	$3,844
Investment fees netted against investment income:	$1,467	$1,526
Underwriting services fee income (included in Other income)	$1,822	$1,544
Premiums written	$27,764	$29,392
Premiums ceded	$1,105	$917

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

Our investment managers performed a VaR analysis to estimate the maximum potential loss of fair value for each segment of market risk for our investment portfolio, as of June 30, 2004, March 31, 2004 and December 31, 2003. The analysis calculated the VaR with respect to the net fair value of our financial instrument assets, which includes cash and cash equivalents, certain equity and high grade fixed maturity securities, as of June 30, 2004 using historical simulation methodology. As of June 30, 2004 the VaR of IPCRe’s investment portfolio was approximately $27 million, which represents a 95th percentile value change over a one-month time horizon. This result was obtained through historical simulation using approximately 750 days (3 years) of historical interest rate, foreign exchange rate and equity market data.

The following table presents the VaR of each component of market risk of IPCRe’s investment portfolio as of June 30, 2004, March 31, 2004 and December 31, 2003, respectively, and the average for the six months ended June 30, 2004 calculated using the beginning, quarterly and ending points (expressed in thousands of U.S. dollars):

				Average for six
	June 30,	March 31,	December 31,	months ended
Market Risk	2004	2004	2003	June 30, 2004
Currency	$2,075	$2,024	$3,021	$2,373
Interest Rate	23,586	18,238	17,685	19,836
Equity (incl. hedge fund)	27,471	29,386	29,666	28,841

Sum of Risk	53,132	49,648	50,372	51,050
Diversification Benefit	(26,267)	(24,618)	(22,757)	(24,547)

Total Net Risk	$26,865	$25,030	$27,615	$26,503

The increase in the overall VaR primarily results from the impact of increased interest rates and the additional volatility this creates in interest rate value at risk, which is partly offset by the reduction in equity value at risk . IPCRe’s premiums receivable and liabilities for losses from reinsurance contracts it has written, are also exposed to the risk of changes in value resulting from fluctuations in foreign currency exchange rates. To an extent, the impact on loss reserves of a movement in an exchange rate, will be partly offset by the impact on assets (receivables and cash/investments) denominated in the same currency, or vice versa. As of June 30, 2004 an estimated 40% or $64 million (June 30, 2003 - 38% or $56 million) of reinsurance premiums receivable, and an estimated $28.5 million (June 30, 2003 - $32 million) of loss reserves, were denominated in non-U.S. currencies. Accordingly, we do not believe that the impact of exchange rate movements in respect of receivables or loss reserves on our overall VaR as of June 30, 2004 to be material.

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

Note on Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition, including, but not limited to, expectations regarding market cycles, renewals and our ability to increase written premium volume and improve profit margins, market conditions, the impact of current market conditions and trends on future periods, the impact of our business strategy on our results, trends in pricing and claims and the insurance and reinsurance market response to catastrophic events. Some forward-looking statements may be identified by our use of terms such as “believes,” “anticipates,” “intends,” or “expects” and relate to our plans and objectives for future operations. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. We do not intend, and are under no obligation, to update any forward-looking statement contained in this report. The largest single factor in our results has been and will continue to be the severity or frequency of catastrophic events, which is inherently unpredictable. Numerous factors could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to, the following: (i) the occurrence of natural or man-made catastrophic events with a frequency or severity exceeding our estimates; (ii) any lowering or loss of one of the financial ratings of IPCRe; (iii) a decrease in the level of demand for property catastrophe reinsurance, or increased competition owing to increased capacity of property catastrophe reinsurers; (iv) the effect of competition on market trends and pricing; (v) the adequacy of our loss reserves; (vi) loss of our non-admitted status in United States jurisdictions or the passage of federal or state legislation subjecting us to supervision or regulation in the United States; (vii) challenges by insurance regulators in the United States to our claim of exemption from insurance regulation under current laws; (viii) a contention by the United States Internal Revenue Service that we are engaged in the conduct of a trade or business within the U.S.; (ix) loss of services of any one of our executive officers; (x) changes in interest rates and/or equity values in the United States of America and elsewhere; or (xi) changes in exchange rates and greater than expected currency exposure.

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

Item 3. Defaults upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Security Holders

On June 11, 2004 the Annual General Meeting of Shareholders of the Company was held. At the meeting, shareholders were asked to vote upon resolutions set forth below. The following tabulation indicates the number of shares present in person or by proxy at such meeting and the number of such shares for or against, or withheld, or abstaining, with respect to each resolution after giving effect to the voting limitations contained in the Company’s Bye-Laws:

i) electing the following persons as directors of the Company to serve until the 2005 Annual General Meeting:

	FOR	WITHHELD
Joseph C.H. Johnson	36,105,951	704,396
Anthony M. Pilling	36,133,189	677,158
Dr. the Honourable Clarence James	36,212,222	598,125
Frank Mutch	36,623,964	186,383
James P. Bryce	36,624,094	186,253
Kenneth Hammond	36,619,371	190,976

ii) appointing KPMG as auditors of the Company for its fiscal year ending December 31, 2004 and authorizing the Audit Committee to set the compensation of the auditors:

FOR	AGAINST	WITHHELD
36,310,721	488,205	11,421

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

(b) Reports on Form 8-K

On April 21, 2004, the Company filed a Form 8-K Current Report (date of earliest event reported: April 20, 2004) pursuant to Item 12 thereof (a) advising that the company had announced its financial results for the fiscal quarter ended March 31, 2004 via a press release, and (b) furnishing such statements.

On June 4, 2004, the Company filed a Form 8-K Current Report (date of earliest event reported: June 4, 2004) pursuant to Item 5 thereof, advising that Dennis J. Higginbottom had entered into a written plan under Rule 10b5-1 of the Securities Exchange Act of 1934 in order to sell common shares of the Company.

IPC HOLDINGS, LTD.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPC Holdings, Ltd.
(Registrant)

Date July 26th, 2004	/s/ James P. Bryce

James P. Bryce
President and Chief Executive Officer

Date July 26th, 2004	/s/ John R. Weale

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