Form 10-Q
period 2004-09-30
IPC HOLDINGS LTD
filed 2004-11-09
CIK 909815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission file number: 0-27662

IPC Holdings, Ltd.

(Exact name of registrant as specified in its charter)

Bermuda	Not Applicable

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

American International Building, 29 Richmond Road, Pembroke, HM 08, Bermuda

(Address of principal executive offices)

(441) 298-5100

(Registrant’s telephone number,
including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [✓]   No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  [✓]   No [  ]

     The number of outstanding common shares par value U.S. $0.01 per share of IPC Holdings, Ltd., as of November 8, 2004, was 48,290,579.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of United States dollars, except for per share amounts)

	As of	As of
	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS:
Fixed maturity investments:
Available for sale, at fair value (amortized cost 2004: $1,438,926; 2003: $1,240,188)	$1,444,747	$1,260,467
Equity investments, available for sale at fair value (cost 2004: $333,997; 2003: $248,179)	394,725	319,007
Cash and cash equivalents	17,371	91,949
Reinsurance premiums receivable	118,079	61,194
Deferred premiums ceded	6,893	1,317
Loss and loss adjustment expenses recoverable	4,226	1,810
Accrued investment income	17,466	19,821
Deferred acquisition costs	15,073	8,035
Prepaid expenses and other assets	5,314	5,858

TOTAL ASSETS	$2,023,894	$1,769,458

LIABILITIES:
Reserve for losses and loss adjustment expenses	$224,207	$123,320
Unearned premiums	131,502	61,795
Reinsurance premiums payable	8,692	3,877
Deferred fees and commissions	2,545	834
Accounts payable and accrued liabilities	10,681	10,473

	377,627	200,299

SHAREHOLDERS’ EQUITY:
Share capital (Common shares outstanding, par value U.S. $0.01: 2004: 48,407,204; 2003: 48,292,270 shares)	484	483
Additional paid-in capital	854,563	850,133
Deferred stock grant compensation	(3,191)	(1,495)
Retained earnings	727,862	628,931
Accumulated other comprehensive income	66,549	91,107

	1,646,267	1,569,159

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,023,894	$1,769,458

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(Expressed in thousands of United States dollars, except for per share amounts)

	Quarter ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES:
Gross premiums written	$60,688	$45,804	$343,751	$302,254
Change in unearned premiums	44,178	35,566	(69,707)	(67,123)

Premiums earned	104,866	81,370	274,044	235,131

Reinsurance premiums ceded	(1,395)	(1,044)	(17,958)	(14,725)
Change in deferred premiums ceded	(3,515)	(2,552)	5,576	3,951

Premiums ceded	(4,910)	(3,596)	(12,382)	(10,774)

Net premiums earned	99,956	77,774	261,662	224,357
Net investment income	11,958	11,725	37,603	34,973
Net realized (losses) gains on investments	(404)	292	7,261	6,432
Other income	1,296	856	3,118	2,400

	112,806	90,647	309,644	268,162

EXPENSES:
Net losses and loss adjustment expenses	115,993	15,778	134,401	38,450
Net acquisition costs	9,622	7,810	27,721	22,629
General and administrative expenses	5,595	4,678	16,341	13,583
Net exchange (gain) loss	(606)	249	1,203	(1,748)

	130,604	28,515	179,666	72,914

NET (LOSS) INCOME	$(17,798)	$62,132	$129,978	$195,248

Basic net (loss) income per common share	$(0.37)	$1.29	$2.69	$4.05
Diluted net (loss) income per common share	$(0.37)	$1.29	$2.69	$4.04
Weighted average number of common shares - basic	48,305,708	48,214,793	48,276,603	48,194,170
Weighted average number of common shares - diluted	48,305,708	48,300,348	48,362,411	48,280,373

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Expressed in thousands of United States dollars)

	Quarter ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET (LOSS) INCOME	$(17,798)	$62,132	$129,978	$195,248

Other comprehensive income (loss):
Net holding gains (losses) on investments during period	3,653	1,103	(17,297)	42,068
Reclassification adjustment for losses (gains) included in net (loss) income	404	(292)	(7,261)	(6,432)

	4,057	811	(24,558)	35,636

COMPREHENSIVE (LOSS) INCOME	$(13,741)	$62,943	$105,420	$230,884

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Expressed in thousands of United States dollars, except per share amounts)

	As of	As of
	September 30, 2004	December 31, 2003
	(unaudited)
COMMON SHARES PAR VALUE $0.01:
Balance, beginning of year	$483	$482
Additional shares issued	1	1

Balance, end of period	$484	$483

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	$850,133	$846,397
Shares issued	790	2,719
Shares repurchased	(146)	(1,321)
Stock options and grants	3,786	2,338

Balance, end of period	$854,563	$850,133

DEFERRED STOCK GRANT COMPENSATION:
Balance, beginning of year	$(1,495)	$0
Stock grants awarded	(2,928)	(2,011)
Amortization	1,232	516

Balance, end of period	$(3,191)	$(1,495)

RETAINED EARNINGS:
Balance, beginning of year	$628,931	$404,345
Net income	129,978	260,629
Reduction on share repurchase	(155)	(1,334)
Dividends paid	(30,892)	(34,709)

Balance, end of period	$727,862	$628,931

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance, beginning of year	$91,107	$40,259
Other comprehensive (loss) income	(24,558)	50,848

Balance, end of period	$66,549	$91,107

TOTAL SHAREHOLDERS’ EQUITY	$1,646,267	$1,569,159

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of United States dollars)

	Nine months ended September 30,
	2004	2003
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$129,978	$195,248
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of fixed maturity premiums, net	10,226	11,167
Net realized gains on investments	(7,261)	(6,432)
Stock compensation	1,936	631
Changes in:
Reinsurance premiums receivable	(56,885)	(47,298)
Deferred premiums ceded	(5,576)	(3,952)
Loss and loss adjustment expenses recoverable	(2,416)	(1,907)
Accrued investment income	2,355	1,699
Deferred acquisition costs	(7,038)	(7,044)
Prepaid expenses and other assets	544	(2,231)
Reserve for losses and loss adjustment expenses	100,887	(2,196)
Unearned premiums	69,707	67,123
Reinsurance premiums payable	4,815	4,013
Deferred fees and commissions	1,711	2,001
Accounts payable and accrued liabilities	208	836

Cash provided by operating activities	243,191	211,658

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed maturity investments	(1,316,124)	(785,859)
Proceeds from sale of fixed maturity investments	1,094,273	546,524
Proceeds from maturities of fixed maturity investments	14,862	86,246
Purchases of equity investments	(100,532)	(30,532)
Proceeds from sale of equity investments	20,000	0

Cash used in investing activities	(287,521)	(183,621)

CASH FLOWS FROM FINANCING ACTIVITES:
Net proceeds from share issuance	644	67
Cash dividends paid to shareholders	(30,892)	(25,061)

Cash used by financing activities	(30,248)	(24,994)

Net (decrease) increase in cash and cash equivalents	(74,578)	3,043
Cash and cash equivalents, beginning of period	91,949	16,656

Cash and cash equivalents, end of period	$17,371	$19,699

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except for per share amounts)
(unaudited)

1. GENERAL:

The consolidated interim financial statements presented herein have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of IPC Holdings, Ltd. (the “Company”) and its wholly-owned subsidiaries, IPCRe Limited (“IPCRe”) and IPCRe Underwriting Services Limited (“IPCUSL” and, together with the Company and IPCRe, “IPC”) and IPCRe Europe Limited, which is a wholly-owned subsidiary of IPCRe. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the quarter and nine month periods ended September 30, 2004 and 2003, respectively, the balance sheet as of September 30, 2004 and the cash flows for the nine months ended September 30, 2004 and 2003, respectively. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003, in our report on Form 10-K. The results of operations for any interim period are not necessarily indicative of results for the full year.

2. DIVIDENDS:

On March 25, 2004 we paid a dividend of $0.20 per share to shareholders of record on March 9, 2004.

On June 24, 2004 we paid a dividend of $0.20 per share to shareholders of record on June 8, 2004.

On September 23, 2004 we paid a dividend of $0.24 per share to shareholders of record on September 7, 2004.

On October 28, 2004 we declared a dividend of $0.24 per share, to be paid on December 16, 2004, to shareholders of record on November 30, 2004.

3. ACCOUNTING FOR STOCK-BASED COMPENSATION AND DISCLOSURE:

Management has adopted the fair value method of accounting for stock-based employee compensation as prescribed by Financial Accounting Standards Board (“FASB”) issued Statement No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) on a prospective basis for all awards granted, modified or settled after January 1, 2003. The amount of the charges recorded in the quarter and nine month periods ended September 30, 2004 were $235 and $704, respectively. In the corresponding periods in 2003, the charges were $81 and $243, respectively.

On June 13, 2003 the shareholders approved a new stock incentive plan. The plan allows for the issuance of up to five hundred thousand shares as grants of restricted stock to selected employees to compensate them for their contributions to the long-term growth and profits of the Company. The charge recorded for the quarter and nine month periods ended September 30, 2004 were $292 and $1,232, respectively. For the corresponding periods in 2003, the charges were $139 and $387, respectively.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period in accordance with SFAS 123.

	Quarter ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net (loss) income, as reported	$(17,798)	$62,132	$129,978	$195,248
Add: Stock-based employee expense	235	81	704	243
Deduct: Total stock-based employee expense determined under fair value based method for all awards.	(363)	(255)	(1,087)	(765)

Pro forma net (loss) income	$(17,926)	$61,958	$129,595	$194,726

Earnings per share:
Basic — as reported	$(0.37)	$1.29	$2.69	$4.05
Basic — pro forma	$(0.37)	$1.29	$2.68	$4.05
Diluted — as reported	$(0.37)	$1.29	$2.69	$4.04
Diluted — pro forma	$(0.37)	$1.28	$2.68	$4.03

4. NEW ACCOUNTING PRONOUNCEMENTS:

In December 2003, the FASB revised the previously issued Interpretation No. 46, “Consolidation of Variable Interest Entities” with Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”). FIN 46-R requires a variable interest entity to be consolidated by a company if that company is the primary beneficiary, as defined in FIN 46-R. FIN 46-R was effective as of March 31, 2004. Certain disclosures in relation to IPC’s interests in variable interest entities were provided in the audited consolidated financial statements for the year ended December 31, 2003 in accordance with the transition requirements of FIN 46-R. The adoption of this accounting pronouncement did not have any material impact on IPC’s financial position or results of operations.

EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-01) was issued in late 2003. EITF 03-01 requires certain disclosures regarding fair values and associated unrealized losses on available-for-sale debt and equity securities accounted for under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. These disclosures were effective in annual financial statements for fiscal years ended after December 15, 2003 and, accordingly, were provided in our financial statements for the year ended December 31, 2003. EITF 03-01 also provides guidance for evaluating whether an investment is other-than-temporarily impaired. This guidance was scheduled to be effective for reporting periods beginning after June 30, 2004. However, in September 2004 the FASB delayed the effective date of the requirement to record impairment losses in accordance with EITF 03-01 until new guidance is issued and becomes effective. The Company will assess whether this guidance will have a material impact on the Company’s financial position or results of operations once the new guidance is released.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The following is a summary of the accounting policies for the three main components of our balance sheet and statement of (loss) income: premiums, losses (claims) including reserves and investments/investment income.

Premiums

Premiums are recorded as written at the beginning of each policy, based upon information received from ceding companies and their brokers, and are earned over the policy period. For excess of loss contracts, the amount of deposit premium is contractually documented at inception, and no management judgement is necessary in accounting for this. Premiums are earned on a pro rata basis over the policy period. For proportional treaties, the amount of premium is normally estimated at inception by the ceding company. We account for such premium using the initial estimates, which are reviewed regularly with respect to the actual premium reported by the ceding company. For the nine months ended September 30, 2004 the net amount of premium recorded resulting from managements’ estimates was less than 1% of total premiums written. We also accrue for reinstatement premiums (premiums paid to reinstate reinsurance coverage following a claim). Such accruals are based upon actual contractual terms applied to the amount of loss reserves expected to be paid, and the only element of management judgement involved is with respect to the amount of loss reserves and associated rates on line, as described below. The amount recorded for the nine months ended September 30, 2004 for estimated reinstatement premiums on Reported But Not Enough losses (“RBNE”) and Incurred But Not Reported (“IBNR”) loss reserves was $15.7 million.

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

The reserve for losses and loss adjustment expenses is based upon reports from industry sources, individual case estimates received from ceding companies and/or their brokers, output from commercially available catastrophe loss models and management’s estimates. When a catastrophic event occurs, we first determine which treaties may be affected using our geographic database of exposures. We then contact the respective brokers and ceding companies involved with those treaties, to determine their estimate of involvement and the extent to which the reinsurance program is affected. We may also use computer modeling to measure and estimate loss exposure under the actual event scenario, if available. Since 1993, we have contracted with AIR Worldwide Corporation for the use of their proprietary models — currently CATRADER ® — as part of our modeling approach. These computer-based loss modeling systems utilize A.M. Best’s data and direct exposure information obtained from our clients. Once an event occurs, we establish a specific reserve for that event, based upon estimates of total losses incurred by the ceding insurers as a result of the event and a specific estimate of the portion of such loss we have reinsured. Management’s estimates are used mostly for IBNR or RBNE loss amounts. For certain catastrophic events there is considerable uncertainty underlying the assumptions and associated estimated reserves for losses and loss adjustment expenses. Reserves are reviewed regularly and, as experience develops and additional information becomes known, the reserves are adjusted as necessary. Such adjustments, if necessary, are reflected in results of operations in the period in which they become known. For excess of loss business, which is generally over 90% of the premium we write, we are aided by the fact that each treaty has a defined limit of liability arising from one event. Once that limit has been reached, we have no further exposure to additional losses from that treaty for the same event. For proportional treaties, we generally use an initial estimated loss and loss expense ratio (the ratio of losses and loss adjustment expenses incurred to premiums earned), based upon information provided by the ceding company and/or their broker and our historical experience of that treaty, if any. The estimate is adjusted as actual experience becomes known.

At September 30, 2004 management’s estimates for IBNR/RBNE represented approximately 72% of total loss reserves. The majority of the estimate relates to reserves for claims from the four hurricanes which struck Florida and two of the typhoons which struck Japan, in August and September of this year. If our estimate of IBNR/RBNE at September 30, 2004 was inaccurate by a factor of 10%, our results of operations would be impacted by a positive or negative movement of approximately $16.0 million. If our total reserve for losses at September 30, 2004 was inaccurate by a factor of 10%, our incurred losses would be impacted by approximately $22.4 million, which represents approximately 1.4% of shareholders’ equity. In accordance with IPCRe’s registration under the Bermuda Insurance Act 1978 and Related Regulations (the “Insurance Act”), the loss reserves are certified annually by an independent loss reserve specialist.

Investments

In accordance with our investment guidelines, our investments consist of certain marketable equity securities and high-grade marketable fixed income securities. Investments are considered ‘Available for Sale’ and are carried at fair value as determined by the most recently traded price of each security at the balance sheet date. Unrealized gains and losses are included within ‘Accumulated other comprehensive income’ as a separate component of shareholders’ equity. Realized gains and losses on sales of investments are determined on a first-in, first-out basis. Investment income is recorded when earned and includes the amortization of premiums and discounts on investments.

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

At September 30, 2004 our equity investments comprised investments in the following: a U.S. equity fund, a global equity growth fund, a fund of hedge funds and a fund with attributes similar to those of the S & P 500 Index. None of the funds have a significant concentration in any one business sector; accordingly, the value of our equity funds is principally influenced by macro economic factors rather than issuer-specific factors. Our equity investments are subject to the same analyses as described above for the determination of other-than-temporary declines in value. Since there is a portfolio of securities within each fund, the qualitative issues are usually broader than those for individual securities and therefore the assessment of impairment is inherently more difficult and requires more management judgement.

At September 30, 2004 we did not hold any fixed maturity securities that are not investment grade, not rated or not traded on a recognized exchange.

At September 30, 2004 we determined that there was no other-than-temporary impairment of securities.

RESULTS OF OPERATIONS, QUARTERS ENDED SEPTEMBER 30, 2004 AND 2003

The following is a discussion of the results of operations and financial position of IPC Holdings, Ltd. References to “we”, “our” or “IPC” mean IPC Holdings together with its wholly-owned subsidiaries, IPCRe and IPCUSL. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes for the nine months ended September 30, 2004.

Our net loss for the quarter ended September 30, 2004 was $(17.8) million, compared to net income of $62.1 million for the quarter ended September 30, 2003, a decrease of 129%. The results in the current quarter were significantly impacted by the exceptional sequence of four hurricanes making landfall in Florida, as well as two typhoons striking Japan, as discussed below.

In the quarter ended September 30, 2004, we wrote premiums of $60.7 million, compared to $45.8 million in the third quarter of 2003, an increase of 32%. Written premiums in the quarter were higher primarily because of reinstatement premiums resulting from the significant amount of losses incurred in the quarter. Reinstatement premiums were $16.7 million in the quarter ended September 30, 2004, compared to $2.1 million in the corresponding quarter of 2003. In addition, we wrote new business of $1.6 million and premiums from existing business were approximately $3.5 million more in the third quarter of 2004 in comparison to the third quarter of 2003, due to larger lines, program re-structuring and foreign exchange rate differences. These additions were offset in part by business which was not renewed because of unsatisfactory terms and conditions, or because the cedant did not purchase the protection, which totaled approximately $1.8 million. Adjustment premiums, which are adjustments generally arising from differences between cedants’ actual premium income and the original estimates thereof, were $3.8 million in the third quarter of 2004 compared to $6.8 million in the third quarter of 2003. We retroceded premiums of $1.4 million in the quarter ended September 30, 2004, compared to $1.0 million ceded in the third quarter of 2003. We entered a new, short-term aviation retrocessional contract at the end of September, 2004. Net premiums earned in the quarter ended September 30, 2004 were $100.0 million, compared to $77.8 million in the third quarter of 2003, an increase of 29%. Net premiums earned were higher primarily because of the increase in reinstatement premiums, together with the overall increase in written premiums during the past twelve months.

Net investment income was $12.0 million in the quarter ended September 30, 2004, compared to $11.7 million in the third quarter of 2003, an increase of 2%. The overall yield of the fixed income portfolio was less for the quarter ended September 30, 2004 than for the corresponding quarter in 2003, because of changes to interest rates and their adverse impact on the reinvestment of proceeds from maturing and sales of fixed income securities. This negative factor was more than offset by the increase in the average balance of invested assets in the quarter ended September 30, 2004, which was 16% higher than the third quarter of 2003, because of positive operating cash flow in the period.

There was a net realized loss from investments in the quarter ended September 30, 2004 of $(0.4) million, compared to a net realized gain of $0.3 million in the third quarter of 2003. Generally, net realized gains and losses fluctuate from period to period, depending on the individual securities sold as recommended by IPCRe’s investment advisor.

In the quarter ended September 30, 2004, we incurred net losses and loss adjustment expenses of $116.0 million, compared to $15.8 million in the third quarter of 2003. Net incurred losses in the third quarter of 2004 included $114.0 million in respect of the four hurricanes which struck Florida and two of the typhoons which struck Japan, which all occurred in August and September of this year. Because of the relative sizes of the events and the fact that excess of loss contracts have only one automatic reinstatement, we believe that a significant proportion of this amount relates to three events: Hurricanes Charley and Ivan, and Typhoon Songda. The Company has only received a small number of actual loss advices from clients impacted by the six events. Accordingly, the estimate of reserves is based on industry loss estimates, output from both industry and proprietary models, a review of contracts potentially affected by the events and ongoing discussions with clients and intermediaries. The reserves are subject to variability reflecting the unusual pattern of multiple storms affecting one geographic area and the resulting impact on claims adjusting by, and communications from, ceding companies. The ultimate impact of losses from the storms on the Company’s results of operations might therefore differ substantially from this estimate.

Acquisition costs incurred, which consist primarily of commissions and brokerage fees paid to intermediaries for the production of business, were $9.6 million for the quarter ended September 30, 2004, compared to $7.8 million in the third quarter of 2003, an increase of 23%. Acquisition costs increased primarily because of the increase in earned premiums, but not proportionately, because brokerage on reinstatement premiums is typically less than brokerage on deposit or adjustment premiums. General and administrative expenses were $5.6 million in the quarter ended September 30, 2004, compared to $4.7 million in the third quarter of 2003. The major areas of increase were administrative service fees, which are based on earned premiums, and compensation expense as a result of expensing stock grants and options.

RESULTS OF OPERATIONS, NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Our net income for the nine months ended September 30, 2004 was $130.0 million, compared to $195.2 million for the nine months ended September 30, 2003, a decrease of 33%. Net income was significantly affected by the frequency of catastrophic events in the third quarter of 2004, which more than offset the benefit of increases to written and earned premiums, as discussed below.

In the nine months ended September 30, 2004, we wrote premiums of $343.8 million, compared to $302.3 million in the nine months ended September 30, 2003, an increase of 14%. Written premiums in the nine months were higher because we wrote new business of $23.8 million, and premium from existing business was approximately $26.5 million more in the nine months ended September 30, 2004 in comparison to the corresponding period of 2003, due to larger lines, program re-structuring and foreign exchange rate differences. These additions were offset in part by business which was not renewed because of unsatisfactory terms and conditions, or because the cedant did not purchase the protection, which totaled approximately $16.4 million in the first nine months of 2004. Adjustment premiums were $11.4 million in the nine months ended September 30, 2004 compared to $16.9 million in the corresponding period of 2003. Reinstatement premiums were $19.8 million in the nine months ended September 30, 2004 compared to $6.7 million in the corresponding period of 2003, as a result of the significant increase in incurred losses in the third quarter of 2004. We retroceded premiums of $18.0 million in the nine months ended September 30, 2004, compared to the $14.7 million ceded in the corresponding period of 2003. Ceded premiums have increased due to the increase in our gross writings, as well as increases in retrocedents’ participation in our Surplus treaty, and increased capacity in our excess of loss retrocessional facility. We also entered a new, short-term aviation retrocessional contract at the end of September, 2004. Net premiums earned in the nine months ended September 30, 2004 were $261.7 million, compared to $224.4 million in the corresponding period in 2003, an increase of 17%. Net premiums earned were higher due to the increase in written premiums over the past twelve months, as well as the increase in reinstatement premiums.

Net investment income was $37.6 million in the nine months ended September 30, 2004, compared to $35.0 million for the corresponding period of 2003. Investment income included a $2.6 million dividend from our investment in a fund of hedge funds, received in the second quarter of 2004. Such dividends will be declared periodically, provided the performance of the fund is positive. The overall yield of the fixed income portfolio was less for the nine months ended September 30, 2004 than for the corresponding period in 2003, due to lower interest rates and their adverse impact on the reinvestment of the proceeds of maturing and sales of fixed income securities. This negative factor was offset by the increase in the average balance of invested assets in the nine months ended September 30, 2004, which was 18% higher than the first nine months of 2003, because of positive operating cash flow in the period.

There was a net realized gain from investments in the nine months ended September 30, 2004 of $7.3 million, compared to $6.4 million in the corresponding period of 2003. Generally, net realized gains and losses fluctuate from period to period, depending on the individual securities sold as recommended by IPCRe’s investment advisor.

In the nine months ended September 30, 2004, we incurred net losses and loss adjustment expenses of $134.4 million, compared to $38.5 million in the corresponding period of 2003. Net losses incurred in 2004 include $114.0 million for the windstorms in Florida and Japan which occurred in August and September of this year. Because of the relative sizes of the events and the fact that excess of loss contracts have only one automatic reinstatement, we believe that a significant proportion of this amount relates to three events: Hurricanes Charley and Ivan, and Typhoon Songda. The Company has only received a small number of actual loss advices from clients impacted by the six events. Accordingly, the estimate of reserves was based on industry loss estimates, output from both industry and proprietary models, a review of contracts potentially affected by the events and ongoing discussions with clients and intermediaries. The reserves are subject to variability reflecting the unusual pattern of multiple storms affecting one geographic area and the resulting impact on claims adjusting by, and communications from, ceding companies. The ultimate impact of losses from the storms on the Company’s results of operations might therefore differ substantially from this estimate.

Acquisition costs incurred were $27.7 million for the nine months ended September 30, 2004, compared to $22.6 million in the corresponding period of 2003, an increase of 23%. Acquisition costs have increased primarily because of the increase in earned premiums, as well as some commission adjustments in respect of additional premiums earned primarily on 2003 contracts. General and administrative expenses were $16.3 million in the nine months ended September 30, 2004, compared to $13.6 million in the corresponding period of 2003. This increase is due primarily to increases in administrative fees which are based on earned premiums, as well as some increases for certain operating expenses, including salaries and benefits, which include the impact of expensing stock grants and stock options granted to certain officers, accelerated pension/stock compensation expense due to the early retirement of one of our officers, and professional fees resulting from corporate governance requirements under the Sarbanes-Oxley Act of 2002. These increases were offset in part by the non-recurring set-up costs of our revolving credit facility, which were incurred in 2003.

LIQUIDITY AND CAPITAL RESOURCES

IPC Holdings is a holding company that conducts no reinsurance operations of its own. Its cash flows are limited to distributions from IPCRe and IPCUSL by way of loans or dividends. The dividends that IPCRe may pay are limited under Bermuda legislation and IPCRe’s revolving credit facility. The Insurance Act and subsequent amendments thereto, require IPCRe to maintain a minimum solvency margin and a minimum liquidity ratio. The maximum dividend payable by IPCRe in accordance with Bermuda regulations as of September 30, 2004 was approximately $407.2 million. The maximum amount IPCRe could have paid in the third quarter under the terms of the revolving credit facility was $609.9 million.

IPCRe’s sources of funds consist of premiums written, investment income, paid losses recovered from retrocessionaires, underwriting agency commissions and proceeds from sales and redemptions of investments. Cash is used primarily to pay losses and loss adjustment expenses, premiums retroceded, brokerage commissions, excise taxes, general and administrative expenses and dividends. The potential for a large catastrophe means that unpredictable and substantial payments may need to be made within relatively short periods of time, and therefore our cash flows may fluctuate significantly from period to period.

Net cash flows from operating activities in the nine months ended September 30, 2004 were $243.2 million compared to $211.7 million in the corresponding period of 2003. The increase is primarily the result of the increase in premium volume, combined with a reduction in net claims paid during the period, which were $35.7 million in the nine months ended September 30, 2004, compared to $45.0 million in the corresponding period of 2003. This trend is expected to change in the fourth quarter of 2004 and early 2005, when we anticipate paying claims associated with the windstorms that took place in the third quarter of 2004.

Net cash outflows from investing activities in the nine months ended September 30, 2004 were $287.5 million. Cash and cash equivalents decreased by $74.6 million in the nine months ended September 30, 2004, resulting in a balance of $17.4 million at September 30, 2004. At September 30, 2004, 55% of IPC’s fixed maturity investment portfolio (based on fair value) was held in securities rated AAA, and 27% was held in securities rated AA. At December 31, 2003 the proportions of securities so rated were 53% and 28%, respectively. The average modified duration of IPC’s fixed maturity portfolio was 2.3 years, compared to 2.8 years at December 31, 2003. We renewed our revolving credit facility on July 1, 2003 in the amount of $200 million, provided by a syndicate of lenders led jointly by Bank One N.A. and Citibank N.A. To date we have not drawn upon this facility. We believe that this facility, together with the relatively short duration and high quality of IPC’s investment portfolio, will provide sufficient liquidity to meet IPC’s cash demands.

IPCRe is not a licensed insurer in the United States and therefore, under the terms of most of its contracts with U.S.-based companies, must provide security to reinsureds to cover unpaid liabilities in a form acceptable to state insurance commissioners. Typically, this type of security takes the form of a letter of credit issued by an acceptable bank, the establishment of a trust, or a cash advance. Currently IPCRe obtains letters of credit through one commercial bank pursuant to a $100.0 million facility. In turn, IPCRe provides the bank security by giving the bank a lien over certain of IPCRe’s investments in an amount not to exceed the aggregate letters of credit outstanding to a maximum of $118.0 million. At September 30, 2004, there were outstanding letters of credit of $35.6 million. If we were unable to obtain the necessary credit, IPCRe could be limited in its ability to write business for our clients in the United States.

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

Aggregate Contractual Obligations

We are supplementing the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, to include additional disclosure on the Company’s reserve for losses and loss adjustment expenses. Other contractual obligations disclosed in the Form 10-K for the year ended December 31, 2003 are not presented herein as they have not materially changed.

The reserve for losses and loss adjustment expenses represent management’s estimate of the ultimate cost of settling reinsurance claims. As more fully discussed in our “Critical Accounting Policies — Loss Reserves” above, the estimation of losses and loss adjustment expense reserves is based on various complex and subjective judgments. Actual losses and loss adjustment expenses paid may differ, perhaps substantially, from the reserve estimates reflected in our financial statements. Similarly, the timing for payment of our estimated losses is not fixed and is not determinable on an individual or aggregate basis. The assumptions used in estimating the likely payments due by periods are based on the Company’s historical claims payment experience, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different than the amounts disclosed below. Part of the uncertainty stems from the variability of payment pattern by type of catastrophic event that caused the losses. For example, earthquake and hailstorm losses typically take longer to be reported and paid compared to losses from windstorms. In addition, there is no prior history of payment patterns for events such as the attack on the World Trade Center.

Furthermore, the amounts in this table represent our gross estimated known liabilities as of September 30, 2004 and do not include any allowance for claims from future events within the time periods specified. As such, it is highly likely that the total amounts paid out in the time periods shown will be greater than that indicated in the table.

PAYMENTS DUE BY PERIOD

(expressed in millions of U.S. dollars)

		Less than 1			More than 5
	Total	year	1 - 3 Years	3 - 5 Years	years

Losses and Loss Adjustment Expenses	$224	$124	$63	$17	$20

Off Balance Sheet Arrangements

Neither the Company nor any of its subsidiaries has any other forms of off-balance sheet arrangements, other than those disclosed above.

Transactions with Non-Independent Parties

The following is a summary of amounts in respect of significant non-independent party transactions during the nine month periods ended September 30, 2004 and 2003, respectively (expressed in thousands of U.S. dollars):

	September 30, 2004	September 30, 2003
Administrative services fees (included in General & Admin. expenses)	$6,837	$5,878
Investment fees netted against investment income:	$2,204	$2,330
Underwriting services fee income (included in Other income)	$3,118	$2,400
Premiums written	$31,662	$34,231
Premiums ceded	$1,175	$1,002

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

Our investment managers performed a VaR analysis to estimate the maximum potential loss of fair value for each segment of market risk for our investment portfolio, as of September 30, 2004, June 30, 2004, March 31, 2004 and December 31, 2003. The analysis calculated the VaR with respect to the net fair value of our financial instrument assets, which includes cash and cash equivalents, certain equity and high grade fixed maturity securities, as of September 30, 2004 using historical simulation methodology. As of September 30, 2004 the VaR of IPCRe’s investment portfolio was approximately $25.2 million, which represents a 95th percentile value change over a one-month time horizon. This result was obtained through historical simulation using approximately 750 days (3 years) of historical interest rate, foreign exchange rate and equity market data.

The following table presents the VaR of each component of market risk of IPCRe’s investment portfolio as of September 30, 2004, June 30, 2004, March 31, 2004 and December 31, 2003, respectively, and the average for the nine months ended September 30, 2004 calculated using the beginning, quarterly and ending points (expressed in thousands of U.S. dollars):

Market Risk

					Average for nine
					months ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2004	2004	2004	2003	2004
Currency	$1,987	$2,075	$2,024	$3,021	$2,277
Interest Rate	21,990	23,586	18,238	17,685	20,375
Equity (incl. hedge fund)	25,343	27,471	29,386	29,666	27,966

Sum of Risk	49,320	53,132	49,648	50,372	50,618
Diversification Benefit	(24,096)	(26,267)	(24,618)	(22,757)	(24,434)

Total Net Risk	$25,224	$26,865	$25,030	$27,615	$26,184

The decrease in the overall VaR primarily results from the impact of the decrease in interest rates in the quarter, as well as the reduction in equity value at risk. IPCRe’s premiums receivable and liabilities for losses from reinsurance contracts it has written, are also exposed to the risk of changes in value resulting from fluctuations in foreign currency exchange rates. To an extent, the impact on loss reserves of a movement in an exchange rate, will be partly offset by the impact on assets (receivables and cash/investments) denominated in the same currency, or vice versa. As of September 30, 2004 an estimated 35% or $41 million (September 30, 2003 - 34% or $33 million) of reinsurance premiums receivable, and an estimated $61 million (September 30, 2003 - $31 million) of loss reserves, were denominated in non-U.S. currencies. Accordingly, we do not believe that the impact of exchange rate movements in respect of receivables or loss reserves on our overall VaR as of September 30, 2004 to be material.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

NONE

Item 3. Defaults upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Security Holders

NONE

Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Unless otherwise indicated, exhibits are incorporated by reference to the corresponding numbered exhibits to the Company’s Registration Statement on Form S-1 (Registration No. 333-00088).

Exhibit
Number	Description
3.1	Memorandum of Association of the Company

3.2 +	Amended and Restated Bye-laws of the Company

3.3	Form of Memorandum of Increase of Share Capital

11.1 #	Reconciliation of basic and diluted net income per common share (“EPS”).

31.1 #	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

#	Filed herewith

+	Incorporated by reference to our filing on Form 8-A/A (No. 000-27662) filed on July 9, 2003.

**	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (sub-sections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), and are not being filed as exhibits to this report.

(b) Reports on Form 8-K

On July 21, 2004, the Company filed a Form 8-K Current Report (date of earliest event reported: July 20, 2004) pursuant to Item 12 thereof (a) advising that the company had announced its financial results for the fiscal quarter ended June 30, 2004 via a press release, and (b) furnishing such press release.

On August 25, 2004, the Company filed a Form 8-K Current Report (date of earliest event reported: August 24, 2004) pursuant to Item 8.01 thereof, advising that the Company had announced its estimate of the impact of Hurricane Charley on its results of operations via a press release, and (b) filing such press release.

IPC HOLDINGS, LTD.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPC Holdings, Ltd. (Registrant)

Date November 9th, 2004	/s/ James P. Bryce

James P. Bryce President and Chief Executive Officer

Date November 9th, 2004	/s/ John R. Weale

John R. Weale Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Unless otherwise indicated, exhibits are incorporated by reference to the corresponding numbered exhibits to the Company’s Registration Statement on Form S-1 (Registration No. 333-00088).

Exhibit
Number	Description
3.1	Memorandum of Association of the Company

3.2 +	Amended and Restated Bye-laws of the Company

3.3	Form of Memorandum of Increase of Share Capital

11.1 #	Reconciliation of basic and diluted net income per common share (“EPS”).

31.1 #	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

#	Filed herewith

+	Incorporated by reference to our filing on Form 8-A/A (No. 000-27662) filed on July 9, 2003.

**	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (sub-sections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), and are not being filed as exhibits to this report.