Form 10-K
period 2004-12-31
IPC HOLDINGS LTD
filed 2005-03-04
CIK 909815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 0-27662
IPC Holdings, Ltd.
(Exact name of registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
American International Building, 29 Richmond Road, Pembroke, HM 08, Bermuda
(Address of principal executive offices)
(441) 298-5100
(Registrant’s telephone number,
including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Shares, par value $0.01 per share
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      The aggregate market value of the Registrant’s common shares held by non-affiliates of the Registrant as of June 30, 2004, was $1,370,212,992 based on the last reported sale price of Common Shares on the Nasdaq National Market system on that date.
      The number of the Registrant’s common shares, par value U.S. $0.01 per share, as of February 28, 2005, was 48,323,327.

DOCUMENTS INCORPORATED BY REFERENCE
      1. Portions of the Registrant’s 2004 Annual Report to Shareholders (the “Annual Report”) to be mailed to shareholders on or about April 28th, 2005 are incorporated by reference into Part II of this Form 10-K. With the exception of the portions of the Annual Report specifically incorporated herein by reference, the Annual Report is not deemed to be filed as part of this Form 10-K.
      2. Portions of the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to the Registrant’s Annual Meeting of Shareholders scheduled to be held June 10, 2005 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

IPC HOLDINGS, LTD.

PART I
Special Note Regarding Forward-Looking Information
      This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition, including, but not limited to, expectations regarding market cycles, renewals and our ability to increase written premium volume and improve profit margins, market conditions, the impact of current market conditions and trends on future periods, the impact of our business strategy on our results, trends in pricing and claims and the insurance and reinsurance market response to catastrophic events. Some forward-looking statements may be identified by our use of terms such as “believes,” “anticipates,” “intends,” or “expects” and relate to our plans and objectives for future operations. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. We do not intend, and are under no obligation, to update any forward-looking statement contained in this report. The largest single factor in our results has been and will continue to be the severity or frequency of catastrophic events, which is inherently unpredictable. Numerous factors could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to, the following: (i) the occurrence of natural or man-made catastrophic events with a frequency or severity exceeding our estimates; (ii) any lowering or loss of one of the financial ratings of IPC Holdings’ wholly-owned subsidiary, IPCRe Limited (“IPCRe” and together with the Company, IPCRe Europe (as defined herein) and IPCUSL (as defined herein), “we” or “IPC”); (iii) a decrease in the level of demand for property catastrophe reinsurance, or increased competition owing to increased capacity of property catastrophe reinsurers; (iv) the effect of competition on market trends and pricing; (v) the adequacy of our loss reserves; (vi) loss of our non-admitted status in United States jurisdictions or the passage of federal or state legislation subjecting us to supervision or regulation in the United States; (vii) challenges by insurance regulators in the United States to our claim of exemption from insurance regulation under current laws; (viii) a contention by the United States Internal Revenue Service that we are engaged in the conduct of a trade or business within the U.S.; (ix) loss of services of any one of our executive officers; (x) changes in interest rates and/or equity values in the United States of America and elsewhere; or (xi) changes in exchange rates and greater than expected currency exposure.

Item 1.	Business
General Development of the Business
      Overview. We provide property catastrophe reinsurance and, to a limited extent, property-per-risk excess, aviation (including satellite) and other short-tail reinsurance on a worldwide basis. During 2004, approximately 87% of our gross premiums written covered property catastrophe risks. Property catastrophe reinsurance covers unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters. The substantial majority of the reinsurance written by IPCRe has been, and continues to be, written on an excess of loss basis for primary insurers rather than reinsurers, and is subject to aggregate limits on exposure to losses. During 2004, we had approximately 290 clients, including many of the leading insurance companies around the world. Approximately 45% of our clients in 2004 were based in the United States, and approximately 39% of gross premiums written during 2004 related primarily to U.S. risks. Our non-U.S. clients and covered risks are located principally in Europe, Japan, Australia and New Zealand. During 2004, no single ceding insurer accounted for more than 4.6% of our gross premiums written. At December 31, 2004, IPC Holdings had total shareholders’ equity of $1,668 million and total assets of $2,028 million.
      In response to a severe imbalance between the global supply of and demand for property catastrophe reinsurance that developed in the period from 1989 through 1993, IPC Holdings and its wholly-owned subsidiary, IPCRe were formed as Bermuda companies and commenced operations in June 1993 through the sponsorship of American International Group, Inc. (“AIG”), a holding company incorporated in Delaware which, through its subsidiaries, is primarily engaged in a broad range of insurance and insurance-related activities and financial services in the United States and abroad. AIG purchased 24.4% of IPC Holdings’ initial share capital and an option (which was exercised on December 12, 2001) to obtain up to an additional 10% (on a fully diluted basis, excluding employee stock options) of our share capital (the “AIG Option”). Since our formation, subsidiaries of AIG have provided administrative, investment management and custodial services to us, and the Chairman of the Boards of Directors of IPC Holdings, IPCRe and IPCRe Underwriting Services Limited (“IPCUSL”) is also a director and officer of various subsidiaries and affiliates of AIG. See “Item 13. Certain Relationships and Related Transactions.” For a discussion of the limitation of voting rights of any 10% or more beneficial owner of common shares (including AIG) to less than 10% of total voting rights, see Amendment No. 2 to the Company’s Registration Statement on Form 8-A, dated July 9, 2003.
      On March 13, 1996, IPC Holdings completed an initial public offering in which 13,521,739 of the 25,000,000 common shares outstanding, were sold by existing shareholders. IPC Holdings’ common shares are included for trading on the Nasdaq National Market under the ticker symbol “IPCR”.
      On September 10, 1998, IPCRe incorporated a subsidiary in Ireland, named IPCRe Europe Limited (“IPCRe Europe”). Effective October 1, 1998, IPCRe Europe commenced underwriting selected reinsurance business, primarily in Europe. Currently, IPCRe Europe retrocedes 90% of the business it underwrites to IPCRe. IPCRe Services Limited (“IPCRe Services”), a subsidiary of IPC Holdings, Ltd., was established in the United Kingdom on June 27, 1997, from where European marketing efforts were conducted on behalf of IPCRe and IPCRe Europe. IPCRe Services ceased operations in January, 2000, and was dissolved on December 11, 2001.
      On November 7, 2001, IPC Holdings incorporated a subsidiary in Bermuda, IPCUSL, which is licensed as an Underwriting Agent and currently acts for Allied World Assurance Company, Ltd, a Bermuda-based Class 4 insurer (see “Item 13. Certain Relationships and Related Transactions”, and Note 9 to the Consolidated Financial Statements — Related Party Transactions).
      On December 12, 2001, we completed a follow-on public offering in which 17,480,000 ordinary shares were sold (including the exercise of the over-allotment option of 2,280,000 shares) at $26.00 per share. Concurrent with the offering, we sold 2,847,000 shares in a private placement to AIG at a price equal to the public offering price. Furthermore, AIG exercised the AIG Option, whereby they acquired 2,775,000 shares at an exercise price of $12.7746 per share. Total net proceeds raised from these transactions were approximately $546 million. AIG presently owns 11,722,000 shares, or 24.3%, of our outstanding shares. AIG has informed us that they presently intend to continue their share ownership in the Company for the foreseeable future.
      Internet Address: Our Internet address is www.ipcre.bm and the investor relations section of our web site is located at www.ipcre.bm/sections/financial-info/frmsIquarterlies.html. We make available free of charge, on or through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.
Recent Industry and Legislative Developments
      From 1996 to 1999, there was an increase in the supply of reinsurance capacity, which caused downward pressure on pricing. In 1996, 1997, 2000, 2002 and 2003 few major catastrophic events occurred. Consequently, few claims were made on IPCRe. In contrast thereto, many catastrophic events occurred in 1998, 1999, 2001 and 2004 in many parts of the world, including Hurricane Georges in 1998 (estimated industry losses in excess of $4 billion); a hailstorm which struck Sydney, Australia in April, 1999 (estimated industry losses of $1.6 billion); Hurricane Floyd (estimated industry losses of $2.2 billion); and cyclones Anatol, Lothar and Martin that struck several parts of Europe in December, 1999 (estimated industry losses in excess of $9 billion). In June 2001, Tropical Storm Allison affected parts of Texas (estimated industry losses of $2.5 billion) and on September 11, 2001, terrorist attacks were carried out in the U.S. (estimated industry property losses of $18.8 billion ). During 2004, the combined insured property losses from all catastrophic events set a new annual record. The 2004 events included the four hurricanes that made landfall in Florida and affected other parts of the South-Eastern United States and the Caribbean in the third quarter, and a record number of typhoons which made landfall in Japan, several of which resulted in significant insured losses. Estimates of the aggregated industry losses from these third quarter, 2004 events range from $30 billion to $35 billion. The property catastrophe reinsurance market began experiencing improvements in rates, terms and conditions in the fourth quarter of 2000. The improvements in rates, terms and conditions continued throughout 2001 and were accelerated by the terrorist attacks of September 11. Property catastrophe reinsurance premiums have often risen in the aftermath of significant catastrophic losses. As claims are reserved, industry surplus is depleted and the industry’s capacity to write new business diminishes. During the fourth quarter of 2001, in response to the reduction in the capacity and anticipated increased demand, many companies, including ourselves, raised additional capital. There were also a number of new insurance and reinsurance companies formed in Bermuda and elsewhere, hoping to satisfy demand and benefit from improved market terms and conditions. We believe that market trends similar to those that have occurred in past cycles are developing in the current environment.
      With respect to terms and conditions other than pricing, for renewals in the period 2002 to 2004 the coverage of claims that are the result of “terrorist acts” was generally excluded from property catastrophe reinsurance contracts covering large commercial risks, but not excluded for personal lines or other coverages except where caused by nuclear, biological or chemical means. During the period 2002 to 2004, IPCRe participated in a number of underwriting pools which cover property losses arising from terrorist acts as a separate hazard.
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
      As a result of TRIA, our participation in coverage for terrorism within the United States declined during 2003 and 2004. We have continued to exclude losses resulting from terrorist acts, as defined in this legislation, from U.S. property catastrophe contracts covering large commercial risks incepting January 1, 2005. TRIA is currently set to expire at the end of 2005, and it is uncertain as to whether it will be extended or renewed. If TRIA is not extended or renewed, there may be an increase in demand for coverage for losses resulting from terrorism. Coverage may be sought through separate contracts, or some cedents may seek to include the hazard of terrorism in catastrophe reinsurance contracts, which many reinsurers, including IPCRe, currently exclude for commercial risks, as discussed above.
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

      The primary elements of our strategy include:
      Disciplined Risk Management. We seek to limit and diversify our loss exposure through six principal mechanisms: (i) writing substantially all of our premiums on an excess of loss basis, which limits our ultimate exposure per contract and permits us to determine and monitor our aggregate loss exposure; (ii) adhering to maximum limitations on reinsurance accepted in defined geographical zones; (iii) limiting program size for each client in order to achieve diversity within and across geographical zones; (iv) administering risk management controls appropriately weighted with our modeling techniques, as well as our assessment of qualitative factors (such as the quality of the cedent’s management and capital and risk management strategy); (v) utilizing a range of attachment points for any given program in order to balance the risks assumed with the premiums written; and (vi) prudent underwriting of each program written. Historically, we have declined to renew existing business if the terms were unfavorable or if the exposure would violate any of these limitations. We utilize a limited amount of retrocessional protection. Therefore, we retain most of the risk in the reinsurance contracts we write and pay a relatively small amount in retrocession premiums.
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
      Disciplined Investment Management. In light of the risks of our underwriting business, our primary investment strategy is capital preservation. Current investment guidelines permit investments in equities up to a maximum of 20% of the total portfolio, up to 7.5% in hedge funds and our fixed maturity investments are substantially limited to the top three investment grades or the equivalent thereof, at the time of purchase. At December 31, 2004 our equity and hedge fund investments consisted of four managed funds: an institutional index fund, which tracks the investment returns of the S & P 500 Index, a fund of hedge funds, an American equity fund and a global equity fund. The last three funds are managed by a subsidiary of AIG. These investments represented 22.5% of the total fair value of our investment portfolio on December 31, 2004. On that date, 80.9% of our fixed maturity investments consisted of cash and cash equivalents, U.S. Treasuries or other government agency issues and investments with an AAA or AA rating.
Business
      General. We provide treaty reinsurance principally to insurers of personal and commercial property worldwide. Treaty reinsurance is reinsurance of a specified type or category of risk defined in a contract. As described below, we write most reinsurance on an excess of loss basis. Our property catastrophe reinsurance coverages, which accounted for 87% of our gross premiums written during 2004, are generally “all-risk” in nature, subject to various policy exclusions. Our predominant exposure under such coverages is to property damage from unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes and volcanic eruptions, although we are also exposed to losses from sources as diverse as freezes, riots, floods, industrial explosions, fires, and other man-made or natural disasters. The balance of premiums written are derived from aviation (including satellite), property-per-risk excess of loss and other short-tail reinsurance. In accordance with market practice, our property catastrophe reinsurance coverage generally excludes certain risks such as war, pollution, nuclear contamination and radiation. During the two year period between 2002 and 2004,

IPCRe has participated in a number of underwriting pools which cover property losses arising from terrorist acts as a separate hazard.
      Because we underwrite property catastrophe reinsurance and have large aggregate exposures to natural and man-made disasters, our loss experience generally has included and will continue to include infrequent events of great severity. Consequently, the occurrence of losses from catastrophic events has caused and is likely to continue to cause our financial results to be volatile. In addition, because catastrophes are an inherent risk of our business, a major event or series of events, such as occurred during 1998, 1999, 2001 and 2004, can be expected to occur from time to time. In the future, such events could have a material adverse effect on our financial condition or results of operations, possibly to the extent of eliminating our shareholders’ equity. Increases in the values and concentrations of insured property and the effects of inflation have resulted in increased severity of industry losses in recent years, and we expect that those factors will increase the severity of catastrophe losses per year in the future.
      We currently seek to limit our loss exposure principally by offering most of our products on an excess of loss basis, adhering to maximum limitations on reinsurance accepted in defined geographic zones, limiting program size for each client and prudent underwriting of each program written. In addition, our policies contain limitations and certain exclusions from coverage. There can be no assurance that our efforts to limit exposure by using the foregoing methods will be successful. In addition, geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and the inclusion of a particular policy within a zone’s limits. Underwriting is inherently a matter of judgment, involving important assumptions about matters that are unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance.
      Excess of Loss Reinsurance Contracts. Our policy is to write substantially all of our business on an excess of loss basis. Such contracts provide a defined limit of liability, permitting us to quantify our aggregate maximum loss exposure. By contrast, maximum liability under pro rata contracts is more difficult to quantify precisely. Quantification of loss exposure is fundamental to our ability to manage our loss exposure through geographical zone limits and the program limits described below. Excess of loss contracts also help us to control our underwriting results by increasing our flexibility to determine premiums for reinsurance at specific retention levels, based upon our own underwriting assumptions, and independent of the premiums charged by primary insurers. In addition, because primary insurers typically retain a larger loss exposure under excess of loss contracts, they have a greater incentive to underwrite risks in a prudent manner.
      In addition, we diversify our risk by, to a limited extent, writing other short-tail coverages, including risk excess of loss, aviation (including satellite), and other lines, including marine, a quota share of workers’ compensation catastrophe excess (not renewed in 2004), and kidnap and ransom and related exposures. These lines diversify risk (although they may involve some catastrophe exposure) and thus reduce the volatility in results of operations caused by catastrophes.

      The following table sets out our gross premiums written and related number of contracts by type of reinsurance.

	Year Ended December 31,

	2004			2003			2002

		Percentage			Percentage			Percentage
		of	Number		of	Number		of	Number
Type of Reinsurance	Premiums	Premiums	of	Premiums	Premiums	of	Premiums	Premiums	of
Assumed	Written	Written	Contracts	Written	Written	Contracts	Written	Written	Contracts

	(In thousands)			(In thousands)			(In thousands)
Catastrophe excess of loss	$328,261	86.7%	1,808	$272,507	84.4%	1,859	$208,930	80.4%	1,550
Risk excess of loss	10,895	2.9%	61	10,341	3.2%	89	10,547	4.1%	76
Retrocessional reinsurance	15,783	4.2%	106	16,956	5.3%	85	15,578	6.0%	87
Aviation(1)	15,028	4.0%	64	10,621	3.3%	43	9,304	3.6%	34
Other	8,442	2.2%	84	12,337	3.8%	94	15,326	5.9%	83

Total	$378,409	100.0%	2,123	$322,762	100.0%	2,170	$259,685	100.0%	1,830

(1)	For the 2004, 2003 and 2002 underwriting years, aviation included three aviation contracts and two satellite contracts, written on a pro rata basis rather than excess of loss. The majority of other aviation contracts were written on an excess of loss basis.
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
      Retrocessional Reinsurance. We also provide reinsurance cover to other reinsurance companies, which is known as retrocessional protection. Demand for, and terms and conditions, including pricing of, this type of business can vary quite significantly from year to year. Accordingly, the premium volume that we write of this type of business may fluctuate year to year. Most of the underlying risks retroceded arise from property catastrophe excess of loss contracts.
      Aviation Reinsurance. We also write a small amount of short-tail aviation reinsurance on proportional and excess of loss bases. Although they primarily involve property damage, certain aviation risks may involve casualty coverage arising from the same event causing the property damage. In 2004, the majority of this business was written in three pro rata aviation contracts, where the underlying insurance is written on an excess of loss basis, and two pro rata satellite contracts.
      Other Lines of Business. Other lines include pro rata participations in a number of pools which underwrite terrorism as a separate risk; a quota share of workers’ compensation catastrophe excess (not renewed in 2004); a quota share of kidnap and ransom and related exposures; excess of loss and a quota share of medical expense coverage, some marine excess of loss contracts and some miscellaneous property covers, on an excess of loss basis.

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
Geographic Diversification
      Since inception, we have sought to diversify our exposure across geographic zones around the world in order to obtain the optimum spread of risk. We divide our markets into geographic zones and limit coverage we are willing to provide for any risk located in a particular zone, so as to limit our net aggregate loss exposure from all contracts covering risks believed to be located in that zone, to a predetermined level. Contracts that have “worldwide” territorial limits have exposures in several geographic zones. We treat these as truly global limits, although the actual underlying exposures may not be global. “Worldwide” aggregate liabilities are added to those in each and every applicable zone, to determine our aggregate loss exposure in each zone.
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

	Year Ended December 31,

	2004			2003			2002

		Percentage			Percentage			Percentage
		of	Number		of	Number		of	Number
Geographic	Premiums	Premiums	of	Premiums	Premiums	of	Premiums	Premiums	of
Area(1)	Written	Written	Contracts	Written	Written	Contracts	Written	Written	Contracts

	(In thousands)			(In thousands)			(In thousands)
United States	$147,986	39.1%	937	$136,319	42.2%	922	$117,904	45.4%	707
Worldwide(2)	63,029	16.7%	204	54,491	16.9%	210	36,804	14.2%	206
Worldwide (excluding the U.S.)(3)	6,523	1.7%	61	15,747	4.9%	78	16,312	6.3%	71
Europe (including the U.K.)	109,753	29.0%	640	87,594	27.2%	629	62,861	24.2%	506
Japan	28,124	7.4%	88	15,597	4.8%	99	15,432	5.9%	79
Australia and New Zealand	20,422	5.4%	105	10,276	3.2%	98	6,102	2.4%	82
Other	2,572	0.7%	88	2,738	0.8%	134	4,270	1.6%	179

Total	$378,409	100.0%	2,123	$322,762	100.0%	2,170	$259,685	100.0%	1,830

Notes:

(1)	Except as otherwise noted, each of these categories includes contracts that cover risks primarily located in the designated geographic area.

(2)	Includes contracts that cover risks primarily in two or more geographic zones, including the United States.

(3)	Includes contracts that cover risks primarily in two or more geographic zones, excluding the United States.

      The following table sets out our gross aggregate in-force liability allocated to various zones of coverage exposure at January 1, 2005, 2004 and 2003. Our aggregate limits will be reduced to the extent that business is ceded to our reinsurance facilities (see “Retrocessional Reinsurance Purchased” below).

	Aggregate Limit of Liability at January 1,

Geographic Area	2005	2004	2003

	(In thousands)	(In thousands)	(In thousands)
United States
New England	$1,087,617	$977,208	$742,061
Atlantic	1,098,190	1,034,551	776,912
Gulf	1,053,427	978,042	740,047
North Central	1,075,801	980,491	766,722
Mid West	1,034,271	963,394	734,521
West	1,048,816	956,375	735,521
Alaska	669,674	591,250	420,620
Hawaii	601,819	545,847	388,733
Total United States(1)	1,301,813	1,218,265	928,784
Canada	216,977	169,402	127,134
Worldwide(2)	272,039	212,433	150,172
Worldwide (excluding the U.S.)(3)	81,417	80,139	119,852
Northern Europe	992,525	934,122	667,887
Japan	275,210	227,655	182,008
Australia and New Zealand	312,950	233,080	60,683

Notes:

(1)	The United States in aggregate is not a zone. The degree of “double-counting” in the 8 U.S. zones is illustrated by the relation of the aggregate in-force limit of liability for the United States compared to the individual limits of liability in the 8 zones.

(2)	Includes contracts that cover risks primarily in two or more geographic zones, including the United States.

(3)	Includes contracts that cover risks primarily in two or more geographic zones, excluding the United States.
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
      Prior to reviewing any program proposal, we consider the appropriateness of the cedent, including the quality of its management and its capital and risk management strategy. In addition, we request that each proposed reinsurance program received includes information on the nature of the perils to be included and detailed aggregate information as to the location or locations of the risks covered under the catastrophe contract. Additional information would also include the cedent’s loss history for the perils being reinsured, together with relevant underwriting considerations which would impact exposures to catastrophe reinsurers. We first evaluate exposures on new programs in light of the overall zone limits in any given catastrophe zone, together with program limits and contract limits, to ensure a balanced and disciplined underwriting approach. If the program meets all these initial underwriting criteria, we then evaluate the proposal in terms of its risk/reward profile to assess the adequacy of the proposed pricing and its potential impact on our overall return on capital. Once a program meets our requirements for underwriting and pricing, the program would then be authorized for acceptance.
      We extensively use sophisticated modeling and other technology in our underwriting techniques. Each authorized line is registered on the reinsurance data system we use for both underwriting and aggregate control purposes. This system enables both management and underwriters to have on-line information regarding both individual exposures and zonal aggregate concentrations. Submissions are recorded to determine and monitor their status as being pending, authorized, or bound.
      In addition to the reinsurance data system, we use computer modeling to measure and estimate loss exposure under both simulated and actual loss scenarios and in comparing exposure portfolios to both single and multiple events. Since 1993, we have contracted AIR Worldwide Corporation for the use of their proprietary models, currently CATRADER®, as part of our modeling approach. These computer-based loss modeling systems utilize A.M. Best’s data and direct exposure information obtained from our clients, to assess each client’s catastrophe management approach and adequacy of their program’s protection. Modeling is part of our underwriting criteria for catastrophe exposure pricing. The majority of our client base also use one or more of the various modeling consulting firms in their exposure management analysis, upon which their catastrophe reinsurance buying is based. In addition, we sometimes perform or contract for additional modeling analysis when reviewing our major commitments. The combination of reinsurance system information, together with CATRADER® modeling, enables us to monitor and control our acceptance of exposure on a global basis.
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

Retrocessional Reinsurance Purchased
      Effective January 1, 1999, we arranged a proportional reinsurance facility covering property catastrophe business written by IPCRe. For the six year period to December 31, 2004, the facility provided coverage of up to $50 million in each of at least 5 named zones, and potentially other zones of our choosing, provided that the risks in those zones do not accumulate with those in the named zones. The United States and the Caribbean are excluded zones. The named zones are the United Kingdom; Europe (excluding the U.K.); Australia/ New Zealand; Japan and Other. Effective January 1, 2005, the facility provides coverage of up to $75 million in each of the named zones, with the exception of Europe (excluding the U.K.), where the coverage remains limited to $50 million. Business ceded to the facility is solely at our discretion. Within these limitations, we may designate the treaties to be included in the facility, subject to IPCRe retaining at least 50% of the risk. The premium ceded is pro rata, less brokerage, taxes and an override commission. A subsidiary of AIG, as a participating reinsurer, has a 10% participation on a direct basis. Most reinsurers participating in the facility have financial strength ratings issued by S & P and/or A.M. Best of A or above, and the minimum rating is A- at the time of acceptance. This facility has been renewed annually and the bound participation has been 92.0%, 61.5%, 37.0%, 60.5% and 74.5% for 2000, 2001, 2002, 2003 and 2004 respectively. IPCRe participates on the balance. The bound participation for 2005 is 83.33%.
      Effective January 1, 2002 we arranged a Property Catastrophe Excess of Loss reinsurance facility in respect of certain property business written by IPCRe. This facility covers first losses only for the business ceded to this facility and all subsequent reinstatement premiums, and further events in that year are retained by IPCRe. Business ceded to this facility includes worldwide business excluding the United States and Canada. The reinsurer participating in the facility in 2002 had a financial strength rating of A+. IPCRe originally ceded $15 million ultimate net loss in the aggregate per contract year to the facility. IPCRe’s retention is $10 thousand in the aggregate. This facility was renewed at January 1, 2003 and 2004 with a different reinsurer, whose rating is AA-. Under the terms of the treaty for 2003, coverage was $30 million excess of $10 thousand in the aggregate, and for 2004 this was increased to $50 million excess of $10 thousand in the aggregate. At January 1, 2005 the facility has been renewed with the same terms as the expiring contract.
Marketing
      Our customers generally are sophisticated, long-established insurers who understand the risks involved and who desire the assurance not only that claims will be paid but that reinsurance will continue to be available after claims are paid. Catastrophic losses can be expected to affect financial results adversely from time to time, and we believe that financial stability, ratings and growth of capital (as well as service and innovation) are essential for creating long-term relationships with clients, and that such relationships are key to creating long-term value for the Company and our shareholders. During 2004, no single ceding insurer accounted for more than 4.6% of our gross premiums written.
      We market our reinsurance products worldwide through non-exclusive relationships with more than 50 of the leading reinsurance brokers active in the U.S. and non-U.S. markets for property catastrophe reinsurance. In addition, from 1993 to January 2000 our products were marketed in Europe through IPCRe Services. As noted above, IPCRe Services ceased operations in January 2000, because consolidation among our clients and brokers reduced the need to maintain a physical presence in the U.K. in order to promote our services.
      Based on premiums written during the year ended December 31, 2004, the five broker groups from which we derived the largest portions of our business in 2004 (with the approximate percentage of our business derived from such group) are Marsh & McLennan Companies, Inc. (32.7%), Aon Corp. and affiliates (31.8%), Willis Group (13.0%), Benfield Group (9.6%), and Towers Perrin (1.9%). For the years ended December 31, 2003 and 2002, respectively, the approximate percentages were: Marsh — 35.5% and 34.8%; Aon — 26.1% and 27.0%; Willis — 12.7% and 12.8%; Benfield — 12.1% and 9.6%; Towers Perrin — 1.7% and 1.9%. During the year ended December 31, 2004, we had in force reinsurance contracts with only seven ceding companies which were not derived from a reinsurance broker; otherwise, our products are marketed exclusively through brokers. All brokerage transactions are entered into on an arm’s-length basis.

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
      We establish additional reserves where we believe that the ultimate loss amount is greater than that reported to us by the ceding company. These reserves, which provide for development on reported losses, are also known as Reported but not Enough (“RBNE”) reserves. We also establish reserves for losses incurred as a result of an event known but not reported to us. These Incurred but not Reported (“IBNR”) reserves, together with RBNE reserves, are established for both catastrophe and other losses. To estimate the portion of loss and loss adjustment expenses relating to these claims for the year, we review our portfolio of business to determine where the potential for loss may exist. Industry loss data, as well as actual experience, knowledge of the business written by us and general market trends in the reinsurance industry, are considered. We may also use CATRADER® to measure and estimate loss exposure under the actual event scenario, if available. The sum of the individual estimates derived from the above methodology provides us with an overall estimate of the loss reserve for the company as a whole. We have contracted a leading worldwide independent firm of actuaries to conduct a review of reserves on a semi-annual basis.
      Loss reserves represent our estimates, at a given point in time, of the ultimate settlement and administration costs of claims incurred, and it is possible that the ultimate liability may exceed or be less than such estimates. Such estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends in claim severity and frequency and other variable factors such as inflation and currency exchange rates. During the claim settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward, and any such adjustment would affect our results of operations in the period when the adjustment is determined. Even after such adjustments, ultimate liability may materially exceed or be less than the revised estimates. In contrast to casualty losses, which frequently can be determined only through lengthy, unpredictable litigation, property losses tend to be reported promptly and settled within a shorter period of time. However, complexity resulting from problems such as multiple events affecting one geographic area and the resulting impact on claims adjusting (including allocation of claims to event and the effect of demand surge) by, and communications from, ceding companies, can cause delays in the timing with which we are notified of changes to loss estimates.
      See also “Management’s Discussion and Analysis — Critical Accounting Policies” contained in the Annual Report.

Investments
      General. Our current investment strategy is defined primarily by the need to safeguard our capital, since we believe that the risks inherent in catastrophe reinsurance should not be augmented by a speculative investment policy. For this reason our investment policy is conservative with a strong emphasis on the quality and liquidity of investments. At December 31, 2004, other than cash, our investments consisted of fixed maturity securities, only one of which had a rating of less than A, investments in three equity mutual funds and an investment in a fund of hedge funds. Corporate bonds represented 54% of total fixed maturity investments at December 31, 2004, and of these 46% were issued by non-U.S. corporations and 54% by U.S. corporations. Our investment policy also stresses diversification and at December 31, 2004 we had 75 different issuers in the portfolio with only four issuers (Federal National Mortgage Association, Federal Home Loan Mortgage Corp., Federal Home Loan Bank and International Bank for Reconstruction and Development) that individually represented more than 5% of our portfolio. Guidelines are also set which limit permitted issuers, the amount of non-U.S. dollar denominated securities and the target duration of the portfolio.
      The following table summarizes the fair value of our investments and cash and cash equivalents as of December 31, 2004 and 2003:

	December 31,

Type of Investment	2004	2003

	(In thousands)
Fixed Maturities available for sale
U.S. Government and government agencies	$317,356	$311,626
Other governments	156,075	260,719
Corporate	778,886	612,098
Supranational entities	192,259	76,024

	1,444,576	1,260,467
Equities, available for sale	428,620	319,007
Cash and cash equivalents	27,898	91,949

	$1,901,094	$1,671,423

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
      Maturity and Duration of Portfolio. Currently, we maintain a target modified duration for the portfolio of between 1.25 years and 3.75 years as being appropriate for the type of business being conducted, although actual maturities of individual securities vary from less than one year to a maximum of eight years for fixed maturity securities and ten years for money-market securities. At December 31, 2004 the fixed maturity portfolio (including cash and cash equivalents within such portfolio) had an average maturity of 2.3 years and an average modified duration of 2.1 years. We believe that, given the relatively high quality of our portfolio, adequate market liquidity exists to meet our cash demands.
      The following table summarizes the fair value by maturities of our fixed maturity investment portfolio as of December 31, 2004 and 2003. For this purpose, maturities reflect contractual rights to put or call the securities; actual maturities may be longer.

	December 31,

	2004	2003

	(In thousands)
Due in one year or less	$211,795	$91,731
Due after one year through five years	1,187,731	1,143,842
Due after five years through ten years	45,050	24,894

	$1,444,576	$1,260,467

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
      The following table summarizes the composition of the fair value of all cash and fixed maturity investments by rating:

	December 31,

	2004	2003

Cash and cash equivalents	1.9%	6.8%
U.S. Government and government agencies	21.6%	23.1%
AAA	31.7%	26.6%
AA	25.7%	26.4%
A	18.5%	16.6%
BBB	0.6%	0.5%

	100.0%	100.0%

      There are no delinquent securities in our investment portfolio.
      Equities. Our investments in equities comprise holdings of units in three mutual funds and the fund of hedge funds described below. The AIG Global Equity Fund is incorporated in Ireland, managed by AIG/ Sun America and invests predominantly in large capitalized companies operating in diverse sectors of global equity markets. The AIG American Equity Trust Fund is also incorporated in Ireland, managed by AIG/ Sun America and invests predominantly in large capitalized companies operating in diverse sectors of North America. The third fund is the Vanguard Institutional Index Fund, a U.S.-based fund which seeks to replicate the performance of the S & P 500 Index. Dividends received from these funds are reinvested in the respective fund.
      On January 2, 2004, we invested $75.0 million in the AIG Select Hedge Fund, a limited company incorporated in the Cayman Islands, managed by a subsidiary of AIG, which invests in a number of hedge funds, typically 30-40, managed by unrelated parties, with a variety of investment strategies. The purpose of this investment is to provide additional diversification of our portfolio as a whole, and to potentially improve overall yield. We invested a further $19.0 million in May 2004, and dividends received during the year were also reinvested in the fund.
      Real Estate. Our portfolio does not contain any investments in real estate or mortgage loans.
      Foreign Currency Exposure. At December 31, 2004 and 2003, all of our fixed maturity investments were in securities denominated in U.S. dollars. We also have an Australian dollar time deposit in the amount of approximately U.S. $1.9 million (equivalent). The investment guidelines permit up to 20% of the portfolio to be invested in non-U.S. dollar securities. However, from inception, such investments have been made infrequently and for the purpose of improving overall portfolio yield. When we do hold non-U.S. dollar denominated securities, we have entered and may enter into forward foreign exchange contracts for purposes of hedging our non-U.S. dollar denominated investment portfolio. In addition, in the event that loss payments must be made in currencies other than the U.S. dollar, in some cases we will match the liability with assets denominated in the same currency, thus mitigating the effect of exchange rate movements on the balance sheet. To date, this strategy has been used on three occasions. See also “Management’s Discussion and Analysis — Quantitative and Qualitative Disclosure about Market Risk”, contained in the Annual Report.
      Derivatives. Our investment policy guidelines provide that financial futures and options and foreign exchange contracts may not be used in a speculative manner but may be used, subject to certain numerical limits, as part of a defensive strategy to protect the market value of the portfolio. No investments were made in derivative instruments during 2004, and there were no open positions at December 31, 2004.
      Investment Advisory and Custodial Services. Investment advisory and custodial services are provided to us by subsidiaries of AIG. See “Item 13. Certain Relationships and Related Transactions”.
Competition
      The property catastrophe reinsurance industry is highly competitive. We compete, and will continue to compete, with insurers and property catastrophe reinsurers worldwide, many of which have greater financial, marketing and management resources than we do. Some of our competitors are large financial institutions who have reinsurance divisions, while others are specialty reinsurance companies. In total, there are several hundred companies writing reinsurance of different types, including property catastrophe. Our main competition in the industry comes from multi-line insurance and reinsurance providers that write catastrophe-based products as part of a larger portfolio. Our major competitors include companies based in the U.S., Europe and Bermuda. Though all of these companies offer property catastrophe reinsurance, in many cases it accounts for a small percentage of their total portfolio. During the fourth quarter of 2001, in response to a reduction in market capacity and perceived increase in demand, a number of new insurance and reinsurance companies were formed in Bermuda and elsewhere, most of which write property catastrophe reinsurance as part of their larger portfolio. Also, several of our existing competitors have raised additional capital, or have announced plans to do so. In addition, there may be established companies or new companies of which we are not aware that may be planning to enter the property catastrophe reinsurance market or existing reinsurers that may be planning to commit capital to this market. Competition in the types of reinsurance business that we underwrite is based on many factors, including premium charges and other terms and conditions offered, services provided, ratings assigned by independent rating agencies, speed of claims payment, claims experience, perceived financial strength, the length of relationships with clients and brokers, and experience and reputation of the reinsurer in the line of reinsurance to be written. Many of the reinsurers who have entered the Bermuda-based and other reinsurance markets have or could have more capital than us. No assurance can be given as to what impact this additional capital will ultimately have on terms or conditions of the reinsurance contracts of the types written by us.

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
      In addition, over the last few years capital market participants, including exchanges and financial intermediaries, have developed financial products such as risk securitizations, intended to compete with traditional reinsurance, the usage of which has grown in volume. Further, the tax policy of the countries in which our clients operate can affect the demand for reinsurance. We are also aware of initiatives by capital market participants to produce additional alternative products that may compete with the existing catastrophe reinsurance markets. This includes the entrance of several reinsurance vehicles funded by hedge funds, to write various types of reinsurance, including catastrophe business. We are unable to predict the extent to which any of the foregoing new, proposed or potential initiatives may affect the demand for our products or the risks which may be available for us to consider underwriting.
Employees
      As of March 3, 2005, we employed 16 people on a full-time basis including our Chief Executive Officer, Chief Financial Officer and four underwriters. We believe that employee relations are good. None of our employees are subject to collective bargaining agreements, and we know of no current efforts to implement such agreements at IPC.
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

      An Insurance Advisory Committee appointed by the Bermuda Minister of Finance (the “Minister”) advises the Authority on matters connected with the discharge of the Authority’s functions and sub-committees thereof supervise and review the law and practice of insurance in Bermuda, including reviews of accounting and administrative procedures.
      The Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants to the Authority powers to supervise, investigate, require information and the production of documents and intervene in the affairs of insurance companies. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.
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
      Principal Representative. An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, the principal office of IPCRe is at our executive offices in Pembroke, Bermuda, and IPCRe’s principal representative is our President and Chief Executive Officer. Without a reason acceptable to the Authority, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days’ notice in writing to the Authority is given of the intention to do so. It is the duty of the principal representative, on reaching the view that there is a likelihood that the insurer will become insolvent or that a reportable “event” has or is believed to have occurred, to forthwith notify the Authority. Within 14 days of such notification, the principal representative must make a report in writing to the Authority setting out all the particulars of the case that are available to the principal representative. For example, the failure by the insurer to comply substantially with a condition imposed upon the insurer by the Authority relating to a solvency margin or a liquidity or other ratio would be a reportable “event.”
      Approved Auditor. Every registered insurer must appoint an auditor who will annually audit and report on the Statutory Financial Statements and the Statutory Financial Return of the insurer, both of which, in the case of IPCRe, are required to be filed annually with the Authority. The auditor of IPCRe must be approved by the Authority and may be the same person or firm which audits IPCRe’s financial statements for presentation to its shareholders. No approved auditor of an insurer may have an interest in that insurer, other than as an insured, and no officer, servant or agent of an insurer shall be eligible for appointment as an insurer’s approved auditor. An insurer must give written notice to the Authority if it proposes to remove or replace its approved auditor, and further, an insurer’s approved auditor must notify the Authority in the event of his resignation or removal, or where the approved auditor includes a material modification of his report on an insurer’s Statutory Financial Statements.
      Loss Reserve Specialist. As a registered Class 4 insurer, IPCRe is required to submit an opinion of its approved loss reserve specialist with its Statutory Financial Return in respect of its loss and loss expense provisions. The appointment of the loss reserve specialist, who will normally be a qualified property and casualty actuary, must be approved by the Authority.
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
      Although IPCBDA are incorporated in Bermuda, they are classified as non-resident of Bermuda for exchange control purposes by the Authority. Pursuant to their non-resident status, IPCBDA may hold any currency other than Bermuda Dollars and convert that currency into any other currency (other than Bermuda Dollars) without restriction.
      As “exempted” companies, IPCBDA may not, without the express authorization of the Bermuda legislature or under a license granted by the Minister, participate in certain business transactions, including: (i) the acquisition or holding of land in Bermuda (except that held by way of lease or tenancy agreement which is required for its business and held for a term not exceeding 50 years, or which is used to provide accommodation or recreational facilities for their officers and employees and held with the consent of the Minister, for a term not exceeding 21 years); (ii) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000; or (iii) the carrying on of business of any kind in Bermuda, except in certain limited circumstances such as doing business with another exempted undertaking in furtherance of the business of IPCBDA (as the case may be) carried on outside Bermuda.

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
      Dividends. Because we believe that we are not a passive foreign investment company, a foreign personal holding company or a foreign investment company, we believe that, if you are a non-corporate U.S. person who holds our common shares, dividends paid to you in taxable years beginning after December 31, 2002 but before January 1, 2009 that constitute “qualified dividend income” will be taxable to you at a maximum tax rate of 15%, if you hold the common shares for more than 60 days during the 121-day period that begins

60 days before the ex-dividend date and meet other holding period requirements under United States federal income tax rules. Dividends that we pay with respect to the common shares generally will be “qualified dividend income” if, in the year that you receive the dividends, the common shares are readily tradable on an established securities market in the United States. For corporate holders, the dividends will not be eligible for the dividends-received deduction generally allowed to United States corporations in respect of dividends received from other United States corporations. Distributions in excess of our current and accumulated earnings and profits, as determined for United States federal income tax purposes, will be treated as a non-taxable return of capital to the extent of your basis in the common shares and thereafter as capital gain. Dividends will be income from sources outside the United States, but dividends paid in taxable years beginning before January 1, 2007 generally will be “passive” or “financial services” income, and dividends paid in taxable years after December 31, 2006 will, depending on a taxpayer’s circumstances, be “passive” or “general” income which, in either case, is treated separately from other types of income for purposes of computing the foreign tax credit allowable to the taxpayer.
      Taxation of IPCBDA. IPCBDA are Bermuda corporations, none of which files United States federal income tax returns. We believe that IPCRe operates in such a manner that it is not subject to U.S. tax (other than U.S. excise tax on reinsurance premiums and withholding tax on certain investment income from U.S. sources) because it does not engage in a trade or business in the United States. However, because definitive identification of activities which constitute being engaged in a trade or business in the United States is not provided by the U.S. Internal Revenue Code of 1986, as amended (the “Code”), or regulations or court decisions, there can be no assurance that the U.S. Internal Revenue Service (the “IRS”) will not contend that any of IPCBDA is engaged in a trade or business in the United States. If IPCRe were to qualify for benefits under the income tax treaty between the United States and Bermuda, it would only be subject to U.S. tax if it is deemed to be engaged in the conduct of a U.S. trade or business through a “permanent establishment” in the United States. Any profits attributable to such permanent establishment would be subject to U.S. tax at regular corporate rates, plus an additional 30% “branch profits” tax on such income remaining after the regular tax, in which case our earnings and shareholders’ equity could be materially adversely affected.
      Currently, IPCRe pays premium excise taxes in the United States (1%), Australia (3%), and certain other jurisdictions. From time to time, U.S. legislation has been proposed which would increase excise taxes in the United States.
      Controlled Foreign Corporation Rules. Each “United States shareholder” of a “controlled foreign corporation” (“CFC”) who owns shares in the CFC on the last day of the CFC’s taxable year must include in its gross income for United States federal income tax purposes its pro rata share of the CFC’s “subpart F income”, even if the subpart F income is not distributed. For these purposes, any U.S. person who owns, directly or indirectly through foreign persons, or is considered to own under applicable constructive ownership rules of the Code, 10% or more of the total combined voting power of all classes of stock of a foreign corporation will be considered to be a “United States shareholder”. In general, a foreign insurance company such as IPCRe or IPCRe Europe is treated as a CFC only if such “United States shareholders” collectively own more than 25% of the total combined voting power or total value of its stock for an uninterrupted period of 30 days or more during any tax year. AIG owns 24.3% of the common shares, although, pursuant to our Bye-laws, the combined voting power of these shares is limited to less than 10% of the combined voting power of all shares. We believe that, because of the dispersion of IPC Holdings’ share ownership among holders other than AIG, because of the restrictions on transfer, issuance or repurchase of the common shares, and because under the Bye-laws no single beneficial shareholder (except for certain passive investor intermediaries) is permitted to exercise as much as 10% of the total combined voting power of IPC Holdings, shareholders of IPC Holdings should not be treated as “United States shareholders” of a CFC for purposes of these rules. There can be no assurance, however, that these rules will not apply to shareholders of IPC Holdings, including as a result of their indirect ownership of the stock of IPC Holdings’ subsidiaries. Accordingly, U.S. persons who might, directly or through attribution, acquire 10% or more of the common shares of IPC Holdings should consider the possible application of the CFC rules.
      Related Person Insurance Income Rules. If IPCRe’s related person insurance income (“RPII”) were to equal or exceed 20% of IPCRe’s gross insurance income in any taxable year, any U.S. person who owns common shares directly or indirectly on the last day of the taxable year would likely be required to include in its income for U.S. federal income tax purposes its pro rata share of IPCRe’s RPII for the taxable year, determined as if such RPII were distributed proportionately to such U.S. shareholders at that date regardless of whether such income is distributed. A U.S. shareholder’s pro rata share of IPCRe’s RPII for any taxable year, however, will not exceed its proportionate share of IPCRe’s earnings and profits for the year (as determined for U.S. federal income tax purposes). The amount of RPII earned by IPCRe (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. shareholder of IPCRe or any person related to such shareholder, including IPC Holdings) will depend on a number of factors, including the geographic distribution of IPCRe’s business and the identity of persons directly or indirectly insured or reinsured by IPCRe. Although we do not believe that the 20% threshold was met in taxable years from 1994 to 2004, some of the factors which determine the extent of RPII in any period may be beyond our control. Consequently, there can be no assurance that IPCRe’s RPII will not equal or exceed 20% of its gross insurance income in any taxable year.
      The RPII rules described above may also apply to IPCRe Europe. We do not believe that U.S. persons who owned common shares were required to include any amount of RPII in income for the taxable years 1998 to 2004 in respect of their indirect ownership of IPCRe Europe, but there can be no assurance that IPCRe Europe’s RPII will not equal or exceed 20% of its gross insurance income in any taxable year and/or that IPCRe Europe will have no earnings and profits (as determined for U.S. federal income tax purposes) in any taxable year.
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

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common shares are quoted on the Nasdaq National Market under the symbol “IPCR”. The following table sets out the high and low prices for our common shares for the periods indicated as reported by the Nasdaq National Market. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and do not necessarily represent actual transactions.

	High	Low

Year ended December 31, 2004
First Quarter	$43.10	$37.80
Second Quarter	40.95	34.78
Third Quarter	39.00	36.04
Fourth Quarter	45.00	36.50
Year ended December 31, 2003
First Quarter	$32.38	$26.94
Second Quarter	35.90	29.95
Third Quarter	36.59	33.30
Fourth Quarter	39.39	34.93
      Our common shares are also listed on the Bermuda Stock Exchange
      As of January 31, 2005, there were 74 holders of record of common shares.
      In March and June, 2004 we paid a dividend of $0.20 per common share, and in September and December, 2004 we paid a dividend of $0.24 per common share. In March and June, 2003 we paid a dividend of $0.16 per common share, and in September and December, 2003 we paid a dividend of $0.20 per common share. The amount and timing of dividends is at the discretion of our Board of Directors and is dependent upon our profits and financial requirements, as well as loss experience, business opportunities and any other factors that the Board deems relevant. In addition, if we have funds available for distribution, we may nevertheless determine that such funds should be retained for the purposes of replenishing capital, expanding premium writings or other purposes. We are a holding company, whose principal source of income is cash dividends and other permitted payments from IPCRe and IPCUSL. The payment of dividends from IPCRe to us is restricted under Bermuda law and regulation, including Bermuda insurance law.
      Under the Insurance Act, IPCRe is required to maintain a solvency margin and a minimum liquidity ratio and is prohibited from declaring or paying any dividends if to do so would cause IPCRe to fail to meet its solvency margin and minimum liquidity ratio. Under the Insurance Act, IPCRe is prohibited from paying dividends of more than 25% of its total statutory capital and surplus at the end of the previous fiscal year unless it files an affidavit stating that the declaration of such dividends has not caused it to fail to meet its solvency margin and minimum liquidity ratio. The Insurance Act also prohibits IPCRe from declaring or paying dividends requirements without the approval of the Authority if IPCRe failed to meet its solvency margin and minimum liquidity ratio on the last day of the previous fiscal year. The maximum amount of dividends which could be paid by IPCRe to IPC Holdings at January 1, 2005 without such notification is approximately $415 million. In addition, IPCRe is prohibited under the Insurance Act from reducing its opening total statutory capital by more than 15% without the approval of the Authority. As a result of these factors, there can be no assurance that our dividend policy will not change or that we will declare or pay any dividends.
      On February 22, 2005 we declared a dividend of $0.24 per share, payable on March 24, 2005 to shareholders of record on March 8, 2005.

Item 6.	Selected Financial Data
      The historical consolidated financial data presented below as of and for each of the periods ended December 31, 2004, 2003, 2002, 2001 and 2000 were derived from our consolidated financial statements which are incorporated herein by reference to the Annual Report. The selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” also contained in the Annual Report and incorporated herein by reference.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share amounts)
Statement of Income Data:
Gross premiums written	$378,409	$322,762	$259,685	$133,057	$93,757
Net premiums earned	354,882	298,901	226,404	123,375	86,961
Net investment income	51,220	47,089	49,320	32,245	31,089
Other income	4,296	3,348	2,684	—	—
Net loss and loss adjustment expenses incurred	215,608	54,382	38,775	137,551	53,661
Net acquisition costs	37,682	30,867	24,521	12,686	9,049
General and administrative expenses	23,151	19,103	13,893	9,381	9,311
Net foreign exchange loss/(gain)	1,290	(1,910)	(1,554)	551	2,348
Net realized gains/(losses), on investments	5,946	13,733	(44,867)	616	544
Net income (loss)	$138,613	$260,629	$157,906	$(3,933)	$44,225
Net income (loss) per common share(1)	$2.87	$5.40	$3.27	$(0.15)	$1.73
Weighted average shares outstanding(1)	48,376,865	48,302,579	48,266,444	26,266,019	25,497,671
Cash dividend per common share	$0.88	$0.72	$—	$0.16	$—
Other Data:
Loss and loss adjustment expense ratio(2)	60.8%	18.2%	17.1%	111.5%	61.7%
Expense ratio(2)	17.1%	16.7%	17.0%	17.9%	21.1%
Combined ratio(2)	77.9%	34.9%	34.1%	129.4%	82.8%
Return on average equity(3)	8.6%	18.2%	16.6%	(0.7)%	8.3%

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share amounts)
Balance Sheet Data (at end of period):
Total cash and investments	$1,901,094	$1,671,423	$1,387,162	$1,232,301	$598,531
Reinsurance premiums receivable	80,706	61,194	50,328	42,356	25,419
Total assets	2,028,290	1,769,458	1,473,975	1,301,716	647,490
Reserve for losses and loss adjustment expenses	274,463	123,320	119,355	162,207	61,358
Unearned premiums	68,465	61,795	51,902	24,440	19,068
Total shareholders’ equity	$1,668,439	$1,569,159	$1,291,483	$1,105,794	$559,270
Basic book value per common share(4)	$34.53	$32.53	$26.81	$22.95	$22.34
Diluted book value per common share(5)	$34.44	$32.46	$26.75	$22.92	$21.93

(1)	Net income per common share is calculated upon the weighted average number of common shares outstanding during the relevant year. The weighted average number of shares includes common shares and the dilutive effect of the AIG Option (where applicable), employee stock options and stock grants, using the treasury stock method. The net (loss) per common share for the year ended December 31, 2001 is calculated on the weighted average number of shares outstanding during the year, excluding the anti-dilutive effect of the AIG Option and employee stock options.

(2)	The loss and loss adjustment expense ratio is calculated by dividing the net losses and loss expenses incurred by the net premiums earned. The expense ratio is calculated by dividing the sum of acquisition costs and general and administrative expenses by net premiums earned. The combined ratio is the sum of the loss and loss expense ratio and the expense ratio.

(3)	Return on average equity is calculated as the annual net income (loss) divided by the average of the shareholders’ equity on the first and last day of the respective year.

(4)	Basic book value per common share is calculated as shareholders’ equity divided by the number of common shares outstanding on the balance sheet date.

(5)	Diluted book value per common share is calculated as shareholders’ equity divided by the number of common shares outstanding on the balance sheet date, after considering the dilutive effects of the AIG Option (where applicable), stock grants and the options granted to employees, calculated using the treasury stock method. At December 31, 2004 the average weighted number of shares outstanding, including the dilutive effect of employee stock options and stock grants using the treasury stock method was 48,440,140.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None

Item 9A.	Controls and Procedures
      Evaluation of Disclosure Controls and Procedures — We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.
      Based on their evaluation as of December 31, 2004, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective.
      Management’s Report on Internal Control Over Financial Reporting — Our management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on an evaluation under the framework in Internal Control — Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG, an independent registered public accounting firm, as stated in their unqualified report which is included herein.
      No significant changes were made in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) or in other factors during the fourth quarter or our year ended December 31, 2004 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of IPC Holdings, Ltd.
      We have audited management’s assessment, included in the accompanying Form 10-K, that IPC Holdings, Ltd. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). IPC Holdings, Ltd. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of IPC Holdings, Ltd.’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that IPC Holdings, Ltd. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, IPC Holdings, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IPC Holdings, Ltd. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operation, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated February 21, 2005 expressed, an unqualified opinion on those consolidated financial statements.
/s/ KPMG
Chartered Accountants
Hamilton, Bermuda
February 21, 2005

Item 9B.	Other Information
      None
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information concerning directors and executive officers required for this item is incorporated herein by reference to the information contained under the captions “Election of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. We have adopted a Code of Conduct that applies to all IPC officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer. We have also adopted a separate Code of Ethics for our Chief Executive Officer and Senior Financial Officers. These documents are posted on our website at www.ipcre.bm, under the “Corporate Governance” tab within the “Financial Information” section, and we will post any amendments to or waivers from those documents at that location.

Item 11.	Executive Compensation
      The information required for this item is incorporated herein by reference to the information contained under the caption “Executive Compensation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required for this item is incorporated herein by reference to the information contained under the captions “Beneficial Ownership of Common Shares” and “Executive Compensation” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions
      The information required for this item is incorporated herein by reference to the information contained under the caption “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14.	Principal Accounting Fees and Services
      The information required for this item is incorporated herein by reference to the information contained under the caption “Fees to Independent Registered Public Accountants for Fiscal 2004 and 2003” in the Proxy Statement.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) Financial Statements and Exhibits
           1. Financial Statements
                The following Consolidated Financial Statements of IPC Holdings and Report of Independent Registered Public Accounting Firm are incorporated herein by reference to the Annual Report:
                Report of Independent Registered Public Accounting Firm
                Consolidated balance sheets as of December 31, 2004 and 2003
                Consolidated statements of income for the years ended December 31, 2004, 2003 and 2002

                Consolidated statements of comprehensive income for the years ended December 31, 2004, 2003 and 2002
                Consolidated statements of shareholders’ equity for the years ended December 31, 2004, 2003 and 2002
                Consolidated statements of cash flows for the years ended December 31, 2004, 2003 and 2002
                Notes to the consolidated financial statements
           2. Financial Statement Schedules
                Report of Independent Registered Public Accounting Firm on Schedules
                Schedule I — Summary of Investments — Other than Investments in Related Parties
                Schedule II — Condensed Financial Information of Registrant
                Schedule III — Supplementary Insurance Information of Subsidiary for the years ended December 31, 2004, 2003 and 2002
                Schedule IV — Supplementary Information concerning Reinsurance for the years ended December 31, 2004, 2003 and 2002
                Certain schedules have been omitted, either because they are not applicable, or because the information is included in our consolidated financial statements incorporated by reference to the Annual Report.
           3.     Exhibits

Exhibit
Number		Description	Method of filing

3.1		Memorandum of Association of the Company	*

3.2		Amended and Restated Bye-Laws of the Company	§
3.3		Form of Memorandum of Increase of Share Capital	*

3.4		Form of Registration Rights Agreement	*

4.1		Form of Share Certificate	*

10.1		Termination Agreement among the Company and the shareholders named therein	*

10	.2†	Amended and Restated IPC Holdings, Ltd. Stock Option Plan	●●

10	.3†	Amended and Restated IPC Holdings, Ltd. Deferred Compensation Plan	●

10	.4†	IPCRe Defined Contribution Retirement Plan	*

10.5		Amended and Restated Administrative Services Agreement among the Company, IPCRe and American International Company, Limited	*

10.6		Investment Management Agreement between IPCRe and AIG Global Investment Corp. (Ireland) Limited (“AIGIC”), as amended	**

10.7		Investment Sub-Advisory Agreement between AIGIC and AIGIC (Europe) (formerly known as Dempsey & Company International Limited)	*

10.8		Custodial Agreement between AIG Global Trust Services and IPCRe	*

10	.9†	Retirement Agreement between IPCRe and James P. Bryce	*

Exhibit
Number		Description	Method of filing

10	.10†	Retirement Agreement between IPCRe and Peter J.A. Cozens	*

10.11		Credit Agreement between IPCRe Limited, Bank One NA, and other Lenders named therein	+

10.12		Underwriting Agency Agreement between Allied World Assurance Company, Ltd and IPCUSL	¢

10.13		Amended and Restated Amendment No. 1 to Underwriting Agency Agreement, dated December 1, 2001	¢¢

10.14		Amended Schedule I (Investment Policy Guideline) to Investment Management Agreement between IPCRe and AIGIC	++

10	.15†	IPC Holdings, Ltd. 2003 Stock Incentive Plan	§§

10.16		Form of Stock Option Agreement	Filed herewith

10.17		Form of Restricted Stock Unit Award	Filed herewith

10	.18†	The IPCRe Limited International Retirement Plan Level 2 Trust, as of December 31, 2003	Filed herewith

10.19		Letters of Credit Master Agreement between Citibank N.A. and IPCRe Limited	Filed herewith

11.1		Statement regarding Computation of Per Share Earnings	Filed herewith

13.1		Portions of the Annual Report incorporated herein by reference	Filed herewith

21.1		Subsidiaries of the Registrant	Filed herewith

23.1		Consent of KPMG	Filed herewith

31.1		Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2		Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	.1©	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32	.2©	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

*	Incorporated by reference to the corresponding exhibit in our Registration Statement on Form S-1 (No. 333-00088).

+	Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 2003 (File No. 0-27662).

**	Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 1997 (File No. 0-27662).

●	Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended September 30, 1999 (File No. 0-27662).

●●	Incorporated by reference to Exhibit 4.1 to our filing on Form S-8 of July 15, 2003 (No. 333-107052).

¢	Incorporated by reference to Exhibit 10.15 to our Form 10-K for the year ended December 31, 2001 (File No. 0-27662).

§	Incorporated by reference to Exhibit 3.2 to our Form 8-A of July 13, 2003 (File No. 0-27662).

§§	Incorporated by reference to Exhibit 4.2 to our filing on Form S-8 of July 15, 2003.

++	Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended March 31, 2004 (File No. 0-27662).

¢¢	Incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarter ended March 31, 2004 (File No. 0-27662).

†	Management contract or compensatory plan, contract or arrangement.

©	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (sub-sections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), and are not being filed as exhibits to this report.

IPC HOLDINGS, LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of IPC Holdings, Ltd.
      Under date of February 21, 2005, we reported on the consolidated balance sheets of IPC Holdings, Ltd. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the three years ended December 31, 2004, as contained in the December 31, 2004 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K. In connection with our audits of the 2004, 2003 and 2002 consolidated financial statements, we have also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the related 2004, 2003 and 2002 financial statement schedules based on our audits.
      In our opinion, the related 2004, 2003 and 2002 financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG

Chartered Accountants
Hamilton, Bermuda
February 21, 2005

SCHEDULE I
IPC HOLDINGS, LTD.
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
(Expressed in thousands of United States Dollars)

	Year Ended
	December 31, 2004		Amount at
			which shown
	Amortized	Market	in the
	Cost	Value	Balance Sheet

Type of investment:
Fixed maturities
U.S. Government and government agencies	$320,158	$317,356	$317,356
Other governments	157,314	156,075	156,075
Corporate	776,186	778,886	778,886
Supranational entities	192,669	192,259	192,259

Total fixed maturities	1,446,327	1,444,576	1,444,576

Equity investments	335,719	428,620	428,620
Cash and cash equivalents	27,898	27,898	27,898

Total investments, cash and cash equivalents	$1,809,944	$1,901,094	$1,901,094

SCHEDULE II
IPC HOLDINGS, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEET
(PARENT COMPANY)
(Expressed in thousands of United States Dollars)

	As of December 31,

	2004	2003

ASSETS:
Cash	$100	$99
Investment in wholly-owned subsidiaries	1,670,324	1,569,150
Receivable from subsidiaries	—	2,429
Other assets	278	295

	$1,670,702	$1,571,973

LIABILITIES:
Payable to subsidiaries	$1,923	$2,607
Other liabilities	340	207

	2,263	2,814

SHAREHOLDERS’ EQUITY:
Share capital — 2004: 48,407,203 shares outstanding, par value $0.01; 2003: 48,292,270 shares outstanding, par value $0.01	484	483
Additional paid in capital	854,797	850,133
Deferred stock grant compensation	(2,899)	(1,495)
Retained earnings	724,907	628,931
Accumulated other comprehensive income	91,150	91,107

	1,668,439	1,569,159

	$1,670,702	$1,571,973

SCHEDULE II
continued
IPC HOLDINGS, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT — continued
STATEMENT OF INCOME
(PARENT COMPANY)
(Expressed in thousands of United States Dollars)

	Year Ended December 31,

	2004	2003	2002

Interest income	$0	$0	$0
Expenses:
Operating costs and expenses, net	2,167	1,568	1,256

(Loss) before equity in net income of wholly-owned subsidiaries	(2,167)	(1,568)	(1,256)
Equity in net income of wholly-owned subsidiaries	140,780	262,197	159,162

Net income available to common shareholders	$138,613	$260,629	$157,906

STATEMENT OF COMPREHENSIVE INCOME
(PARENT COMPANY)
(Expressed in thousands of United States Dollars)

	Year Ended December 31,

	2004	2003	2002

Net income	$138,613	$260,629	$157,906

Other comprehensive income:
Holding gains (losses), net on investments during period	5,989	64,581	(17,251)
Reclassification adjustment for (gains) losses included in net income	(5,946)	(13,733)	44,867

	43	50,848	27,616

Comprehensive income	$138,656	$311,477	$185,522

SCHEDULE II
continued
IPC HOLDINGS, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT — continued
STATEMENT OF CASH FLOWS
(PARENT COMPANY)
(Expressed in thousands of United States Dollars)

	Year Ended December 31,

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$138,613	$260,629	$157,906
Adjustments to reconcile net income to cash provided by:
Equity in net (income) from subsidiaries	(140,781)	(262,197)	(159,162)
Stock compensation	2,461	842	—
Changes in, net:
Other assets	17	(67)	(129)
Receivable from subsidiaries	2,429	(2,429)	—
Payable to subsidiaries	(684)	1,297	(915)
Other liabilities	133	60	(424)

	2,188	(1,865)	(2,724)

CASH FLOWS FROM FINANCING ACTIVITIES
Additional share capital received	645	67	167
Additional investment in subsidiaries	—	—	—
Dividends received from subsidiaries	39,650	36,500	2,500
Dividends paid to shareholders	(42,482)	(34,709)	—

	(2,187)	1,858	2,667

Net increase (decrease) in cash and cash equivalents	1	(7)	(57)
Cash and cash equivalents, beginning of year	99	106	163

Cash and cash equivalents, end of year	$100	$99	$106

SCHEDULE III
IPC HOLDINGS, LTD. AND SUBSIDIARIES
SUBSIDIARY SUPPLEMENTARY INSURANCE INFORMATION
(Expressed in thousands of United States Dollars)

							Amortization
		Future policy				Benefits,	of
		benefits,				claims,	deferred
	Deferred	losses, claims			Net	losses and	policy	Other	Gross
	policy acquisition	and loss	Unearned	Premium	investment	settlement	acquisition	operating	premiums
Segment	costs	expenses	premiums	revenue	income	expenses	costs	expenses	written

2004: Property & Similar	$8,424	$274,463	$68,465	$354,882	$51,220	$215,608	$37,682	$20,983	$378,409
2003: Property & Similar	$8,035	$123,320	$61,795	$298,901	$47,089	$54,382	$30,867	$17,532	$322,762
2002: Property & Similar	$6,095	$119,355	$51,902	$226,404	$49,320	$38,775	$24,521	$12,633	$259,685

SCHEDULE IV
REINSURANCE
(Expressed in thousands of United States Dollars)

		Ceded to	Assumed from		Percentage of
		other	other		amount
	Gross Amount	companies	companies	Net Amount(1)	assumed to net

2004: Property & Similar	$—	$20,098	$378,409	$358,311	106%
2003: Property & Similar	$—	$14,466	$322,762	$308,296	105%
2002: Property & Similar	$—	$5,410	$259,685	$254,275	102%

(1)	Premiums Written

IPC HOLDINGS, LTD.
SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Pembroke, Bermuda, on the 4th day of March, 2005.

IPC Holdings, LTD.

/s/ James P. Bryce

By: James P. Bryce
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Joseph C.H. Johnson Joseph C.H. Johnson	Chairman of the Board of Directors	March 4, 2005

/s/ James P. Bryce James P. Bryce	President, Chief Executive Officer and Director	March 4, 2005

/s/ John R. Weale John R. Weale	Senior Vice President, Chief Financial Officer and principal accounting officer	March 4, 2005

/s/ Frank Mutch Frank Mutch	Deputy Chairman of the Board of Directors	March 4, 2005

/s/ Anthony Pilling Anthony M. Pilling	Director	March 4, 2005

/s/ Clarence James Dr. The Honourable Clarence E. James	Director	March 4, 2005

/s/ Kenneth Hammond Kenneth Hammond	Director	March 4, 2005

EXHIBIT INDEX

Exhibit
Number		Description	Method of filing

3.1		Memorandum of Association of the Company	*

3.2		Amended and Restated Bye-Laws of the Company	§
3.3		Form of Memorandum of Increase of Share Capital	*

3.4		Form of Registration Rights Agreement	*

4.1		Form of Share Certificate	*

10.1		Termination Agreement among the Company and the shareholders named therein	*

10	.2†	Amended and Restated IPC Holdings, Ltd. Stock Option Plan	●●

10	.3†	Amended and Restated IPC Holdings, Ltd. Deferred Compensation Plan	●

10	.4†	IPCRe Defined Contribution Retirement Plan	*

10.5		Amended and Restated Administrative Services Agreement among the Company, IPCRe and American International Company, Limited	*

10.6		Investment Management Agreement between IPCRe and AIG Global Investment Corp. (Ireland) Limited (“AIGIC”), as amended	**

10.7		Investment Sub-Advisory Agreement between AIGIC and AIGIC (Europe) (formerly known as Dempsey & Company International Limited)	*

10.8		Custodial Agreement between AIG Global Trust Services and IPCRe	*

10	.9†	Retirement Agreement between IPCRe and James P. Bryce	*

10	.10†	Retirement Agreement between IPCRe and Peter J.A. Cozens	*

10.11		Credit Agreement between IPCRe Limited, Bank One NA, and other Lenders named therein	+

10.12		Underwriting Agency Agreement between Allied World Assurance Company, Ltd and IPCUSL	¢

10.13		Amended and Restated Amendment No. 1 to Underwriting Agency Agreement, dated December 1, 2001	¢¢

10.14		Amended Schedule I (Investment Policy Guideline) to Investment Management Agreement between IPCRe and AIGIC	++

10.15		IPC Holdings, Ltd. 2003 Stock Incentive Plan	§§

10.16		Form of Stock Option Agreement	Filed herewith

10.17		Form of Restricted Stock Unit Award	Filed herewith

10	.18†	The IPCRe Limited International Retirement Plan Level 2 Trust, as of December 31, 2003	Filed herewith

10.19		Letters of Credit Master Agreement between Citibank N.A. and IPCRe Limited	Filed herewith

11.1		Statement regarding Computation of Per Share Earnings	Filed herewith

13.1		Portions of the Annual Report incorporated herein by reference	Filed herewith

21.1		Subsidiaries of the Registrant	Filed herewith

23.1		Consent of KPMG	Filed herewith

31.1		Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2		Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit
Number		Description	Method of filing

32	.1©	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32	.2©	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

*	Incorporated by reference to the corresponding exhibit in our Registration Statement on Form S-1 (No. 333-00088).

+	Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 2003 (File No. 0-27662).

**	Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 1997 (File No. 0-27662).

●	Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended September 30, 1999 (File No. 0-27662).

●●	Incorporated by reference to Exhibit 4.1 to our filing on Form S-8 of July 15, 2003 (No. 333-107052).

¢	Incorporated by reference to Exhibit 10.15 to our Form 10-K for the year ended December 31, 2001 (File No. 0-27662).

§	Incorporated by reference to Exhibit 3.2 to our Form 8-A of July 13, 2003 (File No. 0-27662).

§§	Incorporated by reference to Exhibit 4.2 to our filing on Form S-8 of July 15, 2003.

++	Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended March 31, 2004 (File No. 0-27662).

¢¢	Incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarter ended March 31, 2004 (File No. 0-27662).

†	Management contract or compensatory plan, contract or arrangement.

©	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (sub-sections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), and are not being filed as exhibits to this report.