Form 10-Q
period 2005-03-31
IPC HOLDINGS LTD
filed 2005-05-06
CIK 909815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

          The number of outstanding common shares par value U.S. $0.01 per share of IPC Holdings, Ltd., as of May 4, 2005, was 48,334,110.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of United States dollars, except for per share amounts)

	As of	As of
	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS:

Fixed maturity investments:
Available for sale, at fair value (amortized cost 2005: $1,485,723; 2004:
$1,446,327)	$1,451,271	$1,444,576
Equity investments, available for sale at fair value (cost 2005: $340,622; 2004: $335,719)	426,083	428,620
Cash and cash equivalents	30,659	27,898
Reinsurance premiums receivable	177,147	85,086
Deferred premiums ceded	8,897	4,558
Loss and loss adjustment expenses recoverable	5,078	5,006
Accrued investment income	20,552	20,695
Deferred acquisition costs	20,038	8,424
Prepaid expenses and other assets	6,151	3,427

TOTAL ASSETS	$2,145,876	$2,028,290

LIABILITIES:

Reserve for losses and loss adjustment expenses	$256,639	$274,463
Unearned premiums	187,584	68,465
Reinsurance premiums payable	7,648	3,387
Deferred fees and commissions	3,153	1,475
Accounts payable and accrued liabilities	14,340	12,061

	469,364	359,851

SHAREHOLDERS’ EQUITY:

Share capital (Common shares outstanding, par value U.S. $0.01: 2005: 48,440,210; 2004:
48,407,203 shares)	484	484
Additional paid-in capital	856,457	854,797
Deferred stock grant compensation	(3,459)	(2,899)
Retained earnings	757,006	724,907
Accumulated other comprehensive income	66,024	91,150

	1,676,512	1,668,439

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,145,876	$2,028,290

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Expressed in thousands of United States dollars, except for per share amounts)

	Quarter ended March 31,
	2005	2004
	(unaudited)	(unaudited)
REVENUES:

Gross premiums written	$205,841	$210,157
Change in unearned premiums	(119,119)	(122,912)

Premiums earned	86,722	87,245

Reinsurance premiums ceded	(9,023)	(10,180)
Change in deferred premiums ceded	4,339	6,496

Premiums ceded	(4,684)	(3,684)

Net premiums earned	82,038	83,561
Net investment income	17,515	11,563
Net realized (losses) gains on investments	(3,210)	5,663
Other income	1,109	916

	97,452	101,703

EXPENSES:

Net losses and loss adjustment expenses	37,936	13,548
Net acquisition costs	8,122	9,740
General and administrative expenses	6,016	5,080
Net exchange loss (gain)	1,423	(293)

	53,497	28,075

NET INCOME	$43,955	$73,628

Basic net income per common share	$0.91	$1.53
Diluted net income per common share	$0.91	$1.52

Weighted average number of common shares - basic	48,330,812	48,249,825
Weighted average number of common shares - diluted	48,429,102	48,459,653

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Expressed in thousands of United States dollars)

	Quarter ended March 31,
	2005	2004
	(unaudited)	(unaudited)
NET INCOME	$43,955	$73,628

Other comprehensive (loss) income:
Net holding (losses) gains on investments during period	(28,336)	20,497
Reclassification adjustment for losses (gains) included in net income	3,210	(5,663)

	(25,126)	14,834

COMPREHENSIVE INCOME	$18,829	$88,462

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Expressed in thousands of United States dollars, except per share amounts)

	As of	As of
	March 31, 2005	December 31, 2004
	(unaudited)
COMMON SHARES PAR VALUE $0.01:
Balance, beginning of year	$484	$483
Additional shares issued	0	1

Balance, end of period	$484	$484

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	$854,797	$850,133
Shares issued	551	941
Shares repurchased	(189)	(142)
Stock options and grants	1,298	3,865

Balance, end of period	$856,457	$854,797

DEFERRED STOCK GRANT COMPENSATION:
Balance, beginning of year	$(2,899)	$(1,495)
Stock grants awarded	(905)	(2,928)
Amortization	345	1,524

Balance, end of period	$(3,459)	$(2,899)

RETAINED EARNINGS:
Balance, beginning of year	$724,907	$628,931
Net income	43,955	138,613
Reduction on share repurchase	(257)	(155)
Dividends paid	(11,599)	(42,482)

Balance, end of period	$757,006	$724,907

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance, beginning of year	$91,150	$91,107
Other comprehensive (loss) income	(25,126)	43

Balance, end of period	$66,024	$91,150

TOTAL SHAREHOLDERS’ EQUITY	$1,676,512	$1,668,439

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of United States dollars)

	Quarter ended March 31,
	2005	2004
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$43,955	$73,628
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of fixed maturity premiums, net	3,788	3,539
Net realized losses (gains) on investments	3,210	(5,663)
Stock compensation	738	551
Changes in:
Reinsurance premiums receivable	(92,061)	(93,753)
Deferred premiums ceded	(4,339)	(6,496)
Loss and loss adjustment expenses recoverable	(72)	52
Accrued investment income	143	(573)
Deferred acquisition costs	(11,614)	(12,011)
Prepaid expenses and other assets	(2,724)	(3,504)
Reserve for losses and loss adjustment expenses	(17,824)	2,295
Unearned premiums	119,119	122,912
Reinsurance premiums payable	4,261	6,374
Deferred fees and commissions	1,678	2,228
Accounts payable and accrued liabilities	2,279	989

Cash provided by operating activities	50,537	90,568

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of fixed maturity investments	(519,632)	(577,619)
Proceeds from sale of fixed maturity investments	482,403	500,411
Proceeds from maturities of fixed maturity investments	5,850	0
Purchases of equity investments	(4,903)	(75,194)
Proceeds from sale of equity investments	0	0

Cash used in investing activities	(36,282)	(152,402)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from share issuance, net of repurchases	105	0
Cash dividends paid to shareholders	(11,599)	(9,649)

Cash used by financing activities	(11,494)	(9,649)

Net increase (decrease) in cash and cash equivalents	2,761	(71,483)
Cash and cash equivalents, beginning of period	27,898	91,949

Cash and cash equivalents, end of period	$30,659	$20,466

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except for per share amounts)
(unaudited)

1.	GENERAL:

The consolidated interim financial statements presented herein have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of IPC Holdings, Ltd. (the “Company”) and its wholly-owned subsidiaries, IPCRe Limited (“IPCRe”) and IPCRe Underwriting Services Limited (“IPCUSL” and, together with the Company and IPCRe, “IPC”) and IPCRe Europe Limited, which is a wholly-owned subsidiary of IPCRe. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three month periods ended March 31, 2005 and 2004, respectively, the balance sheet as of March 31, 2005 and the cash flows for the three month periods ended March 31, 2005 and 2004, respectively. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004, in our report on Form 10-K. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.	DIVIDENDS:

On March 24, 2005 we paid a dividend of $0.24 per share to shareholders of record on March 8, 2005.

On April 26, 2005 we declared a dividend of $0.24 per share to be paid on June 23, 2005, to shareholders of record on June 7, 2005.

3.	ACCOUNTING FOR STOCK-BASED COMPENSATION AND DISCLOSURE:

Management has adopted the fair value method of accounting for stock-based employee compensation as prescribed by Financial Accounting Standards Board (“FASB”) issued Statement No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) on a prospective basis for all awards granted, modified or settled after January 1, 2003. In December 2004, the FASB revised SFAS 123, replacing it with SFAS 123 (Revised 2004) “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such services will be recognized over the period during which an employee is required to provide service in exchange for the award. Since 2003 the Company has expensed compensation costs for stock options on a prospective basis for all awards granted, modified or settled after January 1, 2003 in accordance with Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation and Disclosure”. SFAS 123R requires that the portion of all outstanding awards for which the requisite service has not yet been rendered, i.e. those awards granted prior to January 1, 2003 that have not yet had the requisite service rendered, be expensed. In our annual report on Form 10-K for the year ended December 31, 2004, we stated that the Company would adopt SFAS 123R effective January 1, 2005. On April 14, 2005 the effective date for SFAS 123R was delayed until the first quarter of 2006 and the Company will therefore now adopt SFAS 123R effective January 1, 2006. The amount of the charge recorded in the three months ended March 31, 2005 was $393. The application of SFAS 123R will not have a material effect on the Company’s financial statements.

On June 13, 2003 the shareholders approved a new stock incentive plan. The plan allows for the issuance of up to one million shares as grants of restricted stock to selected employees to compensate them for their contributions to the long-term growth and profits of the Company. The charge recorded for the quarter ended March 31, 2005 was $345.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period in accordance with SFAS 123.

	Quarter ended March 31,
	2005	2004
	(unaudited)	(unaudited)
Net income, as reported	$43,955	$73,628
Add: Stock-based employee expense	738	551
Deduct: Total stock-based employee expense determined under fair value based method for all awards.	(823)	(678)

Pro forma net income	$43,870	$73,501

Earnings per share:
Basic – as reported	0.91	1.53
Basic – pro forma	0.91	1.52
Diluted – as reported	0.91	1.52
Diluted – pro forma	0.91	1.52

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The following is a summary of the accounting policies for the three main components of our balance sheet and statement of income: premiums, losses (claims) including reserves and investments/investment income.

Premiums

Premiums are recorded as written at the beginning of each policy, based upon information received from ceding companies and their brokers, and are earned over the policy period. For excess of loss contracts, the amount of deposit premium is contractually documented at inception, and no management judgement is necessary in accounting for this. Premiums are earned on a pro rata basis over the policy period. For proportional treaties, the amount of premium is normally estimated at inception by the ceding company. We account for such premium using initial estimates, which are reviewed regularly with respect to the actual premium reported by the ceding company. At March 31, 2005 the amount of premium accrued resulting from managements’ estimates was approximately 10% of total gross premiums written for the quarter then ended. We also accrue for reinstatement premiums (premiums paid to reinstate reinsurance coverage following a claim). Such accruals are based upon actual contractual terms applied to the amount of loss reserves expected to be paid, and the only element of management judgement involved is with respect to the amount of loss reserves and associated rates on line (i.e. price), as described below. The amount accrued at March 31, 2005 for estimated reinstatement premiums on Reported But Not Enough losses (“RBNE”) and Incurred But Not Reported (“IBNR”) loss reserves was $7.8 million.

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

The reserve for losses and loss adjustment expenses is based upon reports from industry sources, individual case estimates received from ceding companies and/or their brokers, output from commercially available catastrophe loss models and management’s estimates. When a catastrophic event occurs, we first determine which treaties may be affected using our geographic database of exposures. We then contact the respective brokers and ceding companies involved with those treaties, to determine their estimate of involvement and the extent to which the reinsurance program is affected. We may also use computer modeling to measure and estimate loss exposure under the actual event scenario, if available. Since 1993, we have contracted AIR Worldwide Corporation for the use of their proprietary models — currently CATRADER ® — as part of our modeling approach. These computer-based loss modeling systems utilize A.M. Best’s data and direct exposure information obtained from our clients. Once an event occurs, we establish a specific reserve for that event, based upon estimates of total losses incurred by the ceding insurers as a result of the event and a specific estimate of the portion of such loss we have reinsured. Management’s estimates are used mostly for IBNR or RBNE loss amounts. For certain catastrophic events there is considerable uncertainty underlying the assumptions and associated estimated reserves for losses and loss adjustment expenses. Reserves are reviewed regularly and, as experience develops and additional information becomes known, the reserves are adjusted as necessary. However, complexity resulting from problems such as multiple events affecting one geographic area and the resulting impact on claims adjusting (including allocation of claims to event and the effect of demand surge on the cost of building materials and labour) by, and communications from, ceding companies, can cause delays to the timing with which we are notified of changes to loss estimates. Such adjustments, if necessary, are reflected in results of operations in the period in which they become known. For excess of loss business, which is generally over 90% of the premium we write, we are aided by the fact that each treaty has a defined limit of liability arising from one event. Once that limit has been reached, we have no further exposure to additional losses from that treaty for the same event. For proportional treaties, we generally use an initial estimated loss and loss expense ratio (the ratio of losses and loss adjustment expenses incurred to premiums earned), based upon information provided by the ceding company and/or their broker and our historical experience of that treaty, if any. The estimate is adjusted as actual experience becomes known.

At March 31, 2005 management’s estimates for IBNR/RBNE represented approximately 31% of total loss reserves. The majority of the estimate relates to reserves for claims from the four hurricanes which struck Florida and two of the typhoons which struck Japan, in August and September of 2004. If our estimate of IBNR/RBNE at March 31, 2005 was inaccurate by a factor of 10%, our results of operations would be impacted by a positive or negative movement of approximately $8 million. If our total reserve for losses at March 31, 2005 was inaccurate by a factor of 10%, our incurred losses would be impacted by approximately $26 million, which represents approximately 1.5% of shareholders’ equity. In accordance with IPCRe’s registration under the Bermuda Insurance Act 1978 and Related Regulations (the “Insurance Act”), the loss reserves are certified annually by an independent loss reserve specialist.

Investments

In accordance with our investment guidelines, our investments consist of certain equity securities and high-grade marketable fixed income securities. Investments are considered “Available for Sale” and are carried at fair value. Fixed maturity investments are stated at fair value as determined by the quoted market price of these securities as provided either by independent pricing services or, when such prices are not available, by reference to broker or underwriter bid indications. Equity securities and investments in mutual funds are stated at fair value as determined by either the most recently traded price or the net asset value as advised by the fund. Unrealized gains and losses are included within “Accumulated other comprehensive income” as a separate component of shareholders’ equity. Realized gains and losses on sales of investments are determined on a first-in, first-out basis. Investment income is recorded when earned and includes the amortization of premiums and discounts on investments.

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

At March 31, 2005 our equity investments comprised investments in the following: a U.S. equity fund, a global equity fund, a fund of hedge funds and a fund with attributes similar to those of the S & P 500 Index. None of the funds have a significant concentration in any one business sector; accordingly, the value of our equity funds is principally influenced by macro economic factors rather than issuer-specific factors. Our equity investments are subject to the same analyses as described above for the determination of other-than-temporary declines in value. Since there is a portfolio of securities within each fund, the qualitative issues are usually broader than those for individual securities and therefore the assessment of impairment is inherently more difficult and requires more management judgement.

At March 31, 2005 we did not hold any fixed maturity securities that are not investment grade or not rated.

At March 31, 2005 we determined that there was no other-than-temporary impairment of securities.

RESULTS OF OPERATIONS, QUARTERS ENDED MARCH 31, 2005 AND 2004

The following is a discussion of the results of operations and financial position of IPC Holdings, Ltd. References to “we”, “our” or “IPC” mean IPC Holdings together with its wholly-owned subsidiaries, IPCRe and IPCUSL. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes for the quarter ended March 31, 2005.

Our net income for the three months ended March 31, 2005 was $44.0 million, compared to $73.6 million for the quarter ended March 31, 2004, a decrease of 40%. The results in the current quarter were impacted by an increase in losses incurred of $24.4 million, compared to the first quarter of 2004, with the most significant item being cyclone Erwin, which occurred in January of 2005, as well as other items, which are discussed below. Also, we made a net realized loss from the sale of investments of $3.2 million in the quarter ended March 31, 2005, compared to a net realized gain of $5.7 million in the first quarter of 2004.

In the quarter ended March 31, 2005, we wrote premiums of $205.8 million, compared to $210.2 million in the first quarter of 2004, a decrease of 2%. In the first quarter of 2005 we wrote new business of $16.2 million, which more than offset business which was not renewed because of unsatisfactory terms and conditions, or because the cedant did not purchase the protection, which totalled $12.7 million. Premiums from existing business were approximately $5.0 million less in the first quarter of 2005 in comparison to the first quarter of 2004, due to program re-structuring, pricing and foreign exchange rate differences. Adjustment premiums, which are adjustments generally arising from differences between cedants’ actual premium income and the original estimates thereof, were $2.0 million in the first quarter of 2005 compared to $4.8 million in the first quarter of 2004. Reinstatement premiums were $3.2 million in the first quarter of 2005, compared to $3.3 million in the first quarter of 2004. Although the level of losses incurred in the first quarter of 2005 was much higher than in the corresponding period of 2004, the pricing of the contracts impacted was generally much lower. We retroceded premiums of $9.0 million in the quarter ended March 31, 2005, compared to $10.2 million ceded in the first quarter of 2004. The actual contracts ceded in any quarter are at IPC’s underwriters’ judgement in optimizing the risk profile of the portfolio, which can cause premiums ceded to vary as a proportion of our gross writings, from quarter to quarter. Net premiums earned in the quarter ended March 31, 2005 were $82.0 million, compared to $83.6 million in the first quarter of 2004, a decrease of 2%, which is proportionate with the decrease in written premiums and a result of the decrease in adjustment premiums, which are fully earned when written.

Net investment income was $17.5 million in the quarter ended March 31, 2005, compared to $11.6 million in the first quarter of 2004, an increase of 51%. In the first quarter of 2005 we benefitted from a dividend of $4.5 million from the fund of hedge funds in which we invest. Such dividends will be declared periodically, provided the performance of the fund is positive. We also benefitted from a small but positive increase in the average yield of our fixed income investment portfolio.

There was a net realized loss from investments in the quarter ended March 31, 2005 of $3.2 million, compared to a net realized gain of $5.7 million in the first quarter of 2004. Generally, net realized gains and losses fluctuate from period to period, depending on the individual securities sold.

In the quarter ended March 31, 2005, we incurred net losses and loss adjustment expenses of $37.9 million, compared to $13.5 million for the first quarter of 2004. Our losses in the first quarter of 2005 included $20.0 million as a result of cyclone Erwin which struck northern Europe, especially Scandinavia, in January of this year, and an $8.0 million increase to the estimate of our loss from the Tsunami which affected south-east Asia in late December. The increase to our estimate has arisen primarily as a result of the increase in the overall industry loss estimated in Swiss Re’s Sigma publication, which now indicates industry losses totaling $5 billion, an increase of 100-150%. Other losses include minor development from other prior year events, including $5.3 million for last year’s third quarter windstorms, as well as reserves established for pro rata treaty business.

Acquisition costs incurred, which consist primarily of commissions and brokerage fees paid to intermediaries for the production of business, were $8.1 million for the quarter ended March 31, 2005, compared to $9.7 million in the first quarter of 2004, a decrease of 17%. The decrease in these costs is primarily due to more contracts written where the fee or brokerage is being paid by the ceding company. These terms were specific to the small number of contracts involved, and based on renewals seen in the second quarter of 2005 to date, we do not expect this trend to continue during the remainder of 2005. General and administrative expenses were $6.0 million in the quarter ended March 31, 2005, compared to $5.1 million in the first quarter of 2004. The major areas of increase were professional fees related to our compliance with the requirements of the Sarbanes-Oxley Act of 2002 and the audit thereof, and compensation expense as a result of expensing stock grants and options.

LIQUIDITY AND CAPITAL RESOURCES

IPC Holdings is a holding company that conducts no reinsurance operations of its own. Its cash flows are limited to distributions from IPCRe and IPCUSL by way of loans or dividends. The dividends that IPCRe may pay are limited under Bermuda legislation and IPCRe’s revolving credit facility. The Insurance Act and subsequent amendments thereto, require IPCRe to maintain a minimum solvency margin and a minimum liquidity ratio. The maximum dividend payable by IPCRe in accordance with Bermuda regulations as of March 31, 2005 was approximately $412.9 million. The maximum amount IPCRe could have paid in the first quarter under the terms of the revolving credit facility was $584.1 million.

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

Net cash flows from operating activities in the quarter ended March 31, 2005 were $50.5 million compared to $90.6 million in the first quarter of 2004. The decrease is primarily the result of the increase in net claims paid during the period, which were $55.0 million in the quarter ended March 31, 2005, compared to $10.9 million in the corresponding period of 2004. This trend is expected to continue in the remainder of 2005, as we anticipate paying further claims associated with the windstorms that took place in the third quarter of 2004, as well as claims from events that took place in this quarter.

Net cash outflows from investing activities in the quarter ended March 31, 2005 were $36.3 million (2004 – outflows of $152.4 million). Cash and cash equivalents increased by $2.8 million in the quarter ended March 31, 2005, resulting in a balance of $30.7 million at March 31, 2005. At March 31, 2005, 52% of IPC’s fixed maturity investment portfolio (based on fair value) was held in securities rated AAA, and 26% was held in securities rated AA. At December 31, 2004 the proportions of securities so rated were 53% and 26%, respectively. At March 31, 2005 the average modified duration of IPC’s fixed maturity portfolio was 2.6 years, compared to 2.3 years at December 31, 2004. We renewed our revolving credit facility on July 1, 2003 in the amount of $200 million, provided by a syndicate of lenders led jointly by Bank One N.A. and Citibank N.A. To date we have not drawn upon this facility. We believe that this facility, together with the relatively short duration and high quality of IPC’s investment portfolio, will provide sufficient liquidity to meet IPC’s cash demands.

IPCRe is not a licensed insurer in the United States and therefore, under the terms of most of its contracts with U.S.-based companies, must provide security to reinsureds to cover unpaid liabilities in a form acceptable to state insurance commissioners. Typically, this type of security takes the form of a letter of credit issued by an acceptable bank, the establishment of a trust, or a cash advance. Currently IPCRe obtains letters of credit through one commercial bank pursuant to a $150.0 million facility. In turn, IPCRe provides the bank security by giving the bank a lien over certain of IPCRe’s investments in an amount not to exceed 118% of the aggregate letters of credit outstanding, up to a maximum of $175.0 million. At March 31, 2005, there were outstanding letters of credit of $119.5 million. If we were unable to obtain the necessary credit, IPCRe could be limited in its ability to write business for our clients in the United States.

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

Off Balance Sheet Arrangements

Neither the Company nor any of its subsidiaries have any forms of off-balance sheet arrangements, or cash obligations and commitments, as defined by Item 303(a)(4) of Regulation S-K.

Transactions with Non-Independent Parties

The following is a summary of amounts in respect of significant non-independent party transactions during the three month periods ended March 31, 2005 and 2004, respectively (expressed in thousands of U.S. dollars):

	March 31, 2005	March 31, 2004
Administrative services fees (included in General & Admin. expenses)	$2,168	$2,181

Investment fees netted against investment income:	$769	$723

Underwriting services fee income (included in Other income)	$1,109	$916

Premiums written	$24,587	$25,354
Premiums ceded	$664	$713

Underwriting services fee income is a percentage of the premiums written on behalf of one client, which is related to a shareholder of the Company. Fees are accrued and taken into income based on the premiums earned each quarter.

For a discussion of certain of our contractual relationships with non-independent parties, please see “Certain Relationships and Related Transactions” in our definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 28, 2005 and incorporated by reference into our Form 10-K for the year ended December 31, 2004.

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

Our investment managers performed a VaR analysis to estimate the maximum potential loss of fair value for each segment of market risk for our investment portfolio, as of March 31, 2005 and December 31, 2004. The analysis calculated the VaR with respect to the net fair value of our financial instrument assets, which includes cash and cash equivalents, certain equity and high grade fixed maturity securities, as of March 31, 2005 using historical simulation methodology. As of March 31, 2005 the VaR of IPCRe’s investment portfolio was approximately $35.3 million, which represents a 95th percentile value change over a one-month time horizon. This result was obtained through historical simulation using approximately 750 days (3 years) of historical interest rate, foreign exchange rate and equity market data.

The following table presents the VaR of each component of market risk of IPCRe’s investment portfolio as of March 31, 2005 and December 31, 2004, respectively, and the average for the quarter ended March 31, 2005 calculated using the beginning, quarterly and ending points (expressed in thousands of U.S. dollars):

Market Risk

			Average for quarter
		December 31,	ended March 31,
	March 31, 2005	2004	2005
Currency	$2,477	$2,660	$2,569
Interest Rate	29,505	23,067	26,286
Equity (incl. hedge fund)	24,775	25,323	25,049

Sum of Risk	56,757	51,050	53,904
Diversification Benefit	(21,437)	(21,866)	(21,652)

Total Net Risk	$35,320	$29,184	$32,252

The increase in the overall VaR is primarily a result of an increase in interest rate value at risk, which was due to the impact of the increase in U.S. bond yields in the quarter, as well as the increase in overall duration of our fixed income portfolio. IPCRe’s premiums receivable and liabilities for losses from reinsurance contracts it has written, are also exposed to the risk of changes in value resulting from fluctuations in foreign currency exchange rates. To an extent, the impact on loss reserves of a movement in an exchange rate, will be partly offset by the impact on assets (receivables and cash/investments) denominated in the same currency, or vice versa. As of March 31, 2005 an estimated 34% or $60 million (March 31, 2004 – 40% or $62 million) of reinsurance premiums receivable, and an estimated $51 million (March 31, 2004 – $30 million) of loss reserves, were denominated in non-U.S. currencies. Accordingly, we do not believe that the impact of exchange rate movements in respect of receivables or loss reserves on our overall VaR as of March 31, 2005 to be material.

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

Exhibit
Number		Description
3.1		Memorandum of Association of the Company
3.2	+	Amended and Restated Bye-laws of the Company
3.3		Form of Memorandum of Increase of Share Capital
11.1	Ü	Reconciliation of basic and diluted net income per common share (“EPS”).
31.1	Ü	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Ü	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

	Ü	Filed herewith
	+	Incorporated by reference to Exhibit 4.2 to our filing on Form 8-A/A of July 9, 2003 (File No. 0-27662).
	**	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (sub-sections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), and are not being filed as exhibits to this report.

IPC HOLDINGS, LTD.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPC Holdings, Ltd. (Registrant)
Date May 5, 2005	/s/ James P. Bryce
James P. Bryce
President and Chief Executive Officer

Date May 5, 2005	/s/ John R. Weale
John R. Weale
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Unless otherwise indicated, exhibits are incorporated by reference to the corresponding numbered exhibits to the Company’s Registration Statement on Form S-1 (Registration No. 333-00088).

Exhibit
Number		Description
3.1		Memorandum of Association of the Company
3.2	+	Amended and Restated Bye-laws of the Company
3.3		Form of Memorandum of Increase of Share Capital
11.1	Ü	Reconciliation of basic and diluted net income per common share (“EPS”).
31.1	Ü	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Ü	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

	Ü	Filed herewith
	+	Incorporated by reference to Exhibit 4.2 to our filing on Form 8-A/A of July 9, 2003 (File No. 0-27662).
	**	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (sub-sections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), and are not being filed as exhibits to this report.