Form 10-Q
period 2005-06-30
IPC HOLDINGS LTD
filed 2005-08-01
CIK 909815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2005
OR
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
(441) 298-5100
(Registrant’s telephone number,
including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes .☑ ..No ........
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes .☑ ..No .......
The number of outstanding common shares par value U.S. $0.01 per share of IPC Holdings, Ltd., as of July 29, 2005 was 48,369,892

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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
IPC HOLDINGS, LTD.
SIGNATURES
EXHIBIT INDEX
EX-11.1: RECONCILIATION OF BASIC DILUTED NET INCOME PER COMMON SHARE
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of United States dollars, except for per share amounts)

	As of	As of
	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS:
Fixed maturity investments:
Available for sale, at fair value (amortized cost 2005: $1,488,364; 2004:
$1,446,327)	$1,485,382	$1,444,576
Equity investments, available for sale at fair value (cost 2005: $344,153; 2004: $335,719)	426,002	428,620
Cash and cash equivalents	35,953	27,898
Reinsurance premiums receivable	180,249	85,086
Deferred premiums ceded	12,612	4,558
Loss and loss adjustment expenses recoverable	4,385	5,006
Accrued investment income	17,016	20,695
Deferred acquisition costs	19,642	8,424
Prepaid expenses and other assets	5,968	3,427

TOTAL ASSETS	$2,187,209	$2,028,290

LIABILITIES:
Reserve for losses and loss adjustment expenses	$232,536	$274,463
Unearned premiums	181,731	68,465
Reinsurance premiums payable	12,600	3,387
Deferred fees and commissions	4,001	1,475
Accounts payable and accrued liabilities	13,798	12,061

	444,666	359,851

SHAREHOLDERS’ EQUITY:
Share capital (Common shares outstanding, par value U.S. $0.01: 2005: 48,440,210; 2004:
48,407,203 shares)	484	484
Additional paid-in capital	856,851	854,797
Deferred stock grant compensation	(3,115)	(2,899)
Retained earnings	809,456	724,907
Accumulated other comprehensive income	78,867	91,150

	1,742,543	1,668,439

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,187,209	$2,028,290

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Expressed in thousands of United States dollars, except for per share amounts)

	Quarter ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES:
Gross premiums written	$86,994	$72,906	$292,835	$283,063
Change in unearned premiums	5,853	9,027	(113,266)	(113,885)

Premiums earned	92,847	81,933	179,569	169,178

Reinsurance premiums ceded	(9,433)	(6,384)	(18,456)	(16,563)
Change in deferred premiums ceded	3,715	2,596	8,054	9,091

Premiums ceded	(5,718)	(3,788)	(10,402)	(7,472)

Net premiums earned	87,129	78,145	169,167	161,706
Net investment income	14,857	14,082	32,372	25,645
Net realized gains (losses) on investments	1,032	2,002	(2,178)	7,665
Other income	1,027	906	2,136	1,822

	104,045	95,135	201,497	196,838

EXPENSES:
Net losses and loss adjustment expenses	24,434	4,860	62,370	18,408
Net acquisition costs	8,440	8,359	16,562	18,099
General and administrative expenses	5,778	5,666	11,794	10,746
Net exchange loss	1,343	2,102	2,766	1,809

	39,995	20,987	93,492	49,062

NET INCOME	$64,050	$74,148	$108,005	$147,776

Basic net income per common share	$1.32	$1.54	$2.23	$3.06
Diluted net income per common share	$1.32	$1.53	$2.23	$3.06
Weighted average number of common shares - basic	48,348,475	48,274,276	48,339,643	48,262,050
Weighted average number of common shares - diluted	48,426,669	48,354,678	48,427,886	48,355,325
The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Expressed in thousands of United States dollars)

	Quarter ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET INCOME	$64,050	$74,148	$108,005	$147,776

Other comprehensive income (loss):
Net holding gains (losses) on investments during period	13,875	(41,447)	(14,461)	(20,950)
Reclassification adjustment for (gains) losses included in net income	(1,032)	(2,002)	2,178	(7,665)

	12,843	(43,449)	(12,283)	(28,615)

COMPREHENSIVE INCOME	$76,893	$30,699	$95,722	$119,161

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Expressed in thousands of United States dollars, except per share amounts)

	As of	As of
	June 30, 2005	December 31, 2004
	(unaudited)
COMMON SHARES PAR VALUE $0.01:
Balance, beginning of year	$484	$483
Additional shares issued	0	1

Balance, end of period	$484	$484

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	$854,797	$850,133
Shares issued	551	941
Shares repurchased	(189)	(142)
Stock options and grants	1,692	3,865

Balance, end of period	$856,851	$854,797

DEFERRED STOCK GRANT COMPENSATION:
Balance, beginning of year	$(2,899)	$(1,495)
Stock grants awarded	(905)	(2,928)
Amortization	689	1,524

Balance, end of period	$(3,115)	$(2,899)

RETAINED EARNINGS:
Balance, beginning of year	$724,907	$628,931
Net income	108,005	138,613
Reduction on share repurchase	(257)	(155)
Dividends paid	(23,199)	(42,482)

Balance, end of period	$809,456	$724,907

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance, beginning of year	$91,150	$91,107
Other comprehensive (loss) income	(12,283)	43

Balance, end of period	$78,867	$91,150

TOTAL SHAREHOLDERS’ EQUITY	$1,742,543	$1,668,439

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of United States dollars)

	Six months ended June 30,
	2005	2004
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$108,005	$147,776
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of fixed maturity premiums, net	6,396	6,951
Net realized losses (gains) on investments	2,178	(7,665)
Stock compensation	1,476	1,409
Changes in:
Reinsurance premiums receivable	(95,163)	(96,861)
Deferred premiums ceded	(8,054)	(9,092)
Loss and loss adjustment expenses recoverable	621	371
Accrued investment income	3,679	2,659
Deferred acquisition costs	(11,218)	(11,425)
Prepaid expenses and other assets	(2,541)	(3,270)
Reserve for losses and loss adjustment expenses	(41,927)	(4,080)
Unearned premiums	113,266	113,885
Reinsurance premiums payable	9,213	9,091
Deferred fees and commissions	2,526	2,810
Accounts payable and accrued liabilities	1,737	1,277

Cash provided by operating activities	90,194	153,836

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed maturity investments	(887,147)	(862,721)
Proceeds from sale of fixed maturity investments	762,271	727,559
Proceeds from maturities of fixed maturity investments	71,850	5,000
Purchases of equity investments	(14,519)	(97,001)
Proceeds from sale of equity investments	8,500	20,000

Cash used in investing activities	(59,045)	(207,163)

CASH FLOWS FROM FINANCING ACTIVITES:
Net proceeds from share issuance	105	518
Cash dividends paid to shareholders	(23,199)	(19,303)

Cash used by financing activities	(23,094)	(18,785)

Net increase (decrease) in cash and cash equivalents	8,055	(72,112)
Cash and cash equivalents, beginning of period	27,898	91,949

Cash and cash equivalents, end of period	$35,953	$19,837

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except for per share amounts)
(unaudited)

1.	GENERAL:

The consolidated interim financial statements presented herein have been prepared on the basis of accounting principles generally accepted in the United States of America and include the accounts of IPC Holdings, Ltd. (the “Company”) and its wholly-owned subsidiaries, IPCRe Limited (“IPCRe”) and IPCRe Underwriting Services Limited (“IPCUSL” and, together with the Company and IPCRe, “IPC”) and IPCRe Europe Limited, which is a wholly-owned subsidiary of IPCRe. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the quarter and six month periods ended June 30, 2005 and 2004, respectively, the balance sheet as of June 30, 2005 and the cash flows for the six months ended June 30, 2005 and 2004, respectively. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004, in our report on Form 10-K. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.	DIVIDENDS:

On March 24, 2005 we paid a dividend of $0.24 per share to shareholders of record on March 8, 2005.

On June 23, 2005 we paid a dividend of $0.24 per share to shareholders of record on June 7, 2005.

On July 26, 2005 we declared a dividend of $0.24 per share to be paid on September 22, 2005, to shareholders of record on September 6, 2005.

3.	ACCOUNTING FOR STOCK-BASED COMPENSATION AND DISCLOSURE:

Management has adopted the fair value method of accounting for stock-based employee compensation as prescribed by Financial Accounting Standards Board (“FASB”) issued Statement No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) on a prospective basis for all awards granted, modified or settled after January 1, 2003. In December 2004, the FASB revised SFAS 123, replacing it with SFAS 123 (Revised 2004) “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such services will be recognized over the period during which an employee is required to provide service in exchange for the award. Since 2003 the Company has expensed compensation costs for stock options on a prospective basis for all awards granted, modified or settled after January 1, 2003 in accordance with Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation and Disclosure”. SFAS 123R requires that the portion of all outstanding awards for which the requisite service has not yet been rendered, i.e. those awards granted prior to January 1, 2003 that have not yet had the requisite service rendered, be expensed. In our annual report on Form 10-K for the year ended December 31, 2004, we stated that the Company would adopt SFAS 123R effective January 1, 2005. On April 14, 2005 the effective date for SFAS 123R was delayed until the first quarter of 2006 and the Company will therefore now adopt SFAS 123R effective January 1, 2006. The amount of the charge recorded in the six months ended June 30, 2005 for awards of stock options was $787. The application of SFAS 123R will not have a material effect on the Company’s financial statements.

On June 13, 2003 the shareholders approved a new stock incentive plan. The plan allows for the issuance of up to one million shares as grants of restricted stock to selected employees to compensate them for their contributions to the long-term growth and profits of the Company. The charge recorded for the six months ended June 30, 2005 for grants of restricted stock was $689.

     The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period in accordance with SFAS 123.

	Quarter ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income, as reported	$64,050	$74,148	$108,005	$147,776
Add: Stock-based employee expense	394	234	787	469
Deduct: Total stock-based employee expense determined under fair value based method for all awards.	(478)	(362)	(957)	(725)

Pro forma net income	$63,966	$74,020	$107,835	$147,520

Earnings per share:
Basic — as reported	$1.32	$1.54	$2.23	$3.06
Basic — pro forma	$1.32	$1.53	$2.23	$3.06
Diluted — as reported	$1.32	$1.53	$2.23	$3.06
Diluted — pro forma	$1.32	$1.53	$2.23	$3.05
4.	NEW ACCOUNTING PRONOUNCEMENTS

In June 2005, FASB finalized FSP EITF Issue 03-1-a, and issued re-titled FSP FAS 115-1 “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”. The FSP provides guidance on the recognition of impairments deemed other-than-temporary. FSP FAS 115-1 is effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company believes that its current policy on other-than-temporary impairments complies with FSP FAS 115-1. Accordingly, the adoption of this standard will not have a material effect on the consolidated financial statements.

On June 29, 2005, FASB issued FSP No. FAS 150-5 “Issuers Accounting under FAS Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable”. The FSP requires that freestanding warrants and similar instruments on shares that are redeemable should be accounted for as liabilities under FAS Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as equity. The FSP is effective for the first reporting period beginning after June 30, 2005. The Company does not have outstanding warrants. The shares issued on exercise of options and as stock grants are not redeemable; consequently, FSP FAS 150-5 has no impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Policies
The following is a summary of the accounting policies for the three main components of our balance sheet and statement of income: premiums, losses (claims) including reserves and investments/investment income.
Premiums
Premiums are recorded as written at the beginning of each policy, based upon information received from ceding companies and their brokers, and are earned over the policy period. For excess of loss contracts, the amount of deposit premium is contractually documented at inception, and therefore no management judgement is necessary in accounting for this. Premiums are earned on a pro rata basis over the policy period. For proportional treaties, the amount of premium is normally estimated at inception by the ceding company. We account for such premium using initial estimates, which are reviewed regularly with respect to the actual premium reported by the ceding company. At June 30, 2005 the amount of premium accrued resulting from managements’ estimates was approximately 6% of total gross premiums written for the six months then ended. We also accrue for reinstatement premiums (premiums paid to reinstate reinsurance coverage following a claim). Such accruals are based upon actual contractual terms applied to the amount of loss reserves expected to be paid, and the only element of management judgement involved is with respect to the amount of loss reserves and associated rates on line (i.e. price), as described below. The amount accrued at June 30, 2005 for estimated reinstatement premiums on Reported But Not Enough losses (“RBNE”) and Incurred But Not Reported (“IBNR”) loss reserves was $8.3 million.
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
At June 30, 2005 management’s estimates for IBNR/RBNE represented approximately 31% of total loss reserves. The majority of the estimate relates to reserves for claims from the four hurricanes which struck Florida and two of the typhoons which struck Japan, in August and September of 2004. If our estimate of IBNR/RBNE at June 30, 2005 was inaccurate by a factor of 10%, our results of operations would be impacted by a positive or negative movement of approximately $7 million. If our total reserve for losses at June 30, 2005 was inaccurate by a factor of 10%, our incurred losses would be impacted by approximately $23 million, which represents approximately 1.3% of shareholders’ equity. In accordance with IPCRe’s registration under the Bermuda Insurance Act 1978 and Related Regulations (the “Insurance Act”), the loss reserves are certified annually by an independent loss reserve specialist.
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
At June 30, 2005 our equity investments comprised investments in the following: a U.S. equity fund, a global equity fund, a fund of hedge funds and a fund with attributes similar to those of the S & P 500 Index. None of the funds have a significant concentration in any one business sector; accordingly, the value of our equity funds is principally influenced by macro economic factors rather than issuer-specific factors. Our equity investments are subject to the same analyses as described above for the determination of other-than-temporary declines in value. Since there is a portfolio of securities within each fund, the qualitative issues are usually broader than those for individual securities and therefore the assessment of impairment is inherently more difficult and requires more management judgement.
At June 30, 2005 we did not hold any fixed maturity securities that are not investment grade or not rated.
At June 30, 2005 we determined that there was no other-than-temporary impairment of securities.

RESULTS OF OPERATIONS, QUARTERS ENDED JUNE 30, 2005 AND 2004
The following is a discussion of the results of operations and financial position of IPC Holdings, Ltd. References to “we”, “our” or “IPC” mean IPC Holdings together with its wholly-owned subsidiaries, IPCRe and IPCUSL. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes for the quarter ended June 30, 2005.
Our net income for the quarter ended June 30, 2005 was $64.1 million, compared to $74.1 million for the quarter ended June 30, 2004, a decrease of 14%. Although we have continued to benefit from an increase in written and earned premiums, these increases in revenues were offset by a significant increase in net losses and loss adjustment expenses, in comparison to the second quarter of 2004. While there were few catastrophic events that impacted our clients’ catastrophe reinsurance programs in the quarter, the increase in losses came predominantly from adverse development of claims from events that had taken place in prior periods, as discussed below.
In the quarter ended June 30, 2005, we wrote premiums of $87.0 million, compared to $72.9 million in the second quarter of 2004, an increase of 19%. Written premiums in the quarter were higher because we wrote new business of $4.3 million. In addition, premiums from existing business were approximately $6.6 million more in the second quarter of 2005 in comparison to the second quarter of 2004, due to larger lines, increased pricing, program re-structuring and foreign exchange rate differences. These additions were offset in part by business which was not renewed because of unsatisfactory terms and conditions, or because the cedant did not purchase the protection, which totaled approximately $2.7 million. Adjustment premiums, which are adjustments generally arising from differences between cedents’ actual premium income and the original estimates thereof, were $1.0 million in the second quarter of 2005 compared to $2.8 million in the second quarter of 2004. Reinstatement premiums were $7.5 million in the quarter ended June 30, 2005, compared to $(0.2) million in the second quarter of 2004.
In the quarter ended June 30, 2005, we ceded $9.4 million of premiums to our retrocessional facilities, compared with $6.4 million for the quarter ended June 30, 2004. The actual contracts ceded are at IPC’s underwriters’ judgement in optimizing the risk profile of the portfolio, which can cause premiums ceded to vary as a proportion of our gross writings, from quarter to quarter. Net premiums earned in the quarter ended June 30, 2005 were $87.1 million, compared to $78.1 million in the second quarter of 2004, an increase of 12%, which is proportionate with the increase in written premiums, combined with the decrease in adjustment premiums, which are fully earned when written.
Net investment income was $14.9 million in the quarter ended June 30, 2005, compared to $14.1 million in the second quarter of 2004. Investment income in the current quarter included a $0.7 million dividend from our investment in a fund of hedge funds. In the second quarter of 2004 we received a dividend of $2.6 million from this investment. Such dividends will be declared periodically, provided the performance of the fund is positive. The overall yield of the fixed income portfolio was higher for the quarter ended June 30, 2005 than for the corresponding quarter in 2004, because of the flattening yield curve. This factor was enhanced by the increase in the average balance of invested assets in the quarter ended June 30, 2005, which was 9% higher than the second quarter of 2004, because of positive operating cash flow in the period.
There was a net realized gain from investments in the quarter ended June 30, 2005 of $1.0 million, compared to $2.0 million in the second quarter of 2004. Generally, net realized gains and losses fluctuate from period to period, depending on the individual securities sold.
In the quarter ended June 30, 2005, we incurred net losses and loss adjustment expenses of $24.4 million, compared to $4.9 million in the second quarter of 2004. The majority of incurred losses in the second quarter of 2005 resulted from increases to prior period events, including $15.3 million for the hurricanes that made landfall in Florida in the third quarter of 2004, primarily as a result of three cedents significantly revising their loss estimates during the quarter. In addition, we incurred $6.0 million for the Suncor energy loss of January 2005, due mostly to the business interruption component of coverage being significantly greater than originally anticipated. The balance of losses incurred mostly relates to additions to IBNR reserves associated with premiums earned from pro-rata treaties.
Acquisition costs incurred, which consist primarily of commissions and brokerage fees paid to intermediaries for the production of business, were $8.4 million for the quarter ended June 30, 2005, compared to $8.4 million in the second quarter of 2004. These costs have not changed proportionately to the increase in earned premiums, primarily because of a number of contracts written in the first quarter of 2005 where the fee or brokerage is being paid by the ceding company. In addition, we benefitted from a reduction in profit commissions accrued on a contract where we have revised the loss reserve for a prior year event. General and administrative expenses were $5.8 million in the quarter ended June 30, 2005, compared to $5.7 million in the second quarter of 2004. The increase is the result of service fees incurred which are based on earned premiums, and professional fees, offset by savings in a number of operating expense categories.

RESULTS OF OPERATIONS, SIX MONTHS ENDED JUNE 30, 2005 AND 2004
Our net income for the six months ended June 30, 2005 was $108.0 million, compared to $147.8 million for the six months ended June 30, 2004, a decrease of 27%. While we have continued to benefit from increases to written and earned premiums, these increases in revenues were offset by a significant increase in net losses and loss adjustment expenses, in comparison to the corresponding period of 2004, as discussed below.
In the six months ended June 30, 2005, we wrote premiums of $292.8 million, compared to $283.1 million in the first six months of 2004, an increase of 3%. Written premiums in the six months were higher primarily because we wrote new business of $20.5 million. The premium from existing business was approximately $1.6 million more in the first six months of 2005 in comparison to the first six months of 2004, due to larger lines, increased pricing, program re-structuring and foreign exchange rate differences. These additions were offset in part by business which was not renewed because of unsatisfactory terms and conditions, or because the cedant did not purchase the protection, which totaled approximately $15.4 million in the first six months of 2005. Adjustment premiums were $3.0 million in the first six months of 2005 compared to $7.6 million in the first six months of 2004. Reinstatement premiums were $10.7 million in the six months ended June 30, 2005 compared to $3.1 million in the first six months of 2004.
We retroceded premiums of $18.5 million in the first six months of 2005, compared to the $16.6 million ceded in the first six months of 2004. The actual contracts ceded are at IPC’s underwriters’ judgement in optimizing the risk profile of the portfolio, which can cause premiums ceded to vary as a proportion of our gross writings, from quarter to quarter. Net premiums earned in the six months ended June 30, 2005 were $169.2 million, compared to $161.7 million in the same period in 2004, an increase of 5%. The increase in net premiums earned was generally proportionate to the increase in written premiums.
Net investment income was $32.4 million in the six months ended June 30, 2005, compared to $25.6 million for the first six months of 2004. Investment income in 2005 includes dividends of $5.2 million from our investment in a fund of hedge funds. In the corresponding period of 2004, this fund paid dividends of $2.6 million. Such dividends will be declared periodically, provided the performance of the fund is positive. The overall yield of the fixed income portfolio was higher for the six months ended June 30, 2005 than for the corresponding six months in 2004, due to the flattening yield curve. This factor was also enhanced by the increase in the average balance of invested assets in the six months ended June 30, 2005, which was 12% higher than the first six months of 2004, because of positive operating cash flow in the period.
There was a net realized loss of $(2.2) million from investments in the six months ended June 30, 2005, compared to a net gain of $7.7 million in the first six months of 2004. Generally, net realized gains and losses fluctuate from period to period, depending on the individual securities sold.
In the first six months of 2005, we incurred net losses and loss adjustment expenses of $62.4 million, compared to $18.4 million in the first six months of 2004. Losses in the first six months of 2005 include $20.0 million as a result of cyclone Erwin which struck northern Europe, especially Scandinavia, in January of this year, $6.5 million from the Suncor energy loss in Canada, and an $8.0 million increase to the estimate of our loss from the Tsunami which affected south-east Asia in late December. The increase to our estimate has arisen primarily as a result of the increase in the overall industry loss estimated in Swiss Re’s Sigma publication, which now indicates industry losses totaling $5 billion, an increase of 100-150%. Other losses include reserves established for pro rata treaty business, as well as development from other prior year events, including $20.4 million for the hurricanes which made landfall in Florida during the third quarter of 2004.
Acquisition costs incurred, which consist primarily of commissions and brokerage fees paid to intermediaries for the production of business, were $16.6 million for the six months ended June 30, 2005, compared to $18.1 million in the corresponding period of 2004. The movement in these costs is not proportionate to the increase in earned premiums, primarily because of a number of contracts written in the first quarter of 2005 where the fee or brokerage is being paid by the ceding company. In addition, we have benefitted from a reduction in profit commissions accrued on a contract where we have revised the loss reserve for a prior year event. General and administrative expenses were $11.8 million in the six months ended June 30, 2005, compared to $10.7 million in the first six months of 2004. This increase is due primarily to increases in administrative fees which are based on earned premiums, as well as some increases for certain operating expenses, including salaries and benefits, which include the impact of expensing stock grants and stock options granted to certain officers, and professional fees resulting from corporate governance requirements under the Sarbanes-Oxley Act of 2002. In addition, the expense for letters of credit provided to our U.S. cedents is significantly higher in 2005, because of the increased level of loss reserves collateralized. These increases have been partly offset by savings in a number of operating expense categories.

LIQUIDITY AND CAPITAL RESOURCES
IPC Holdings is a holding company that conducts no reinsurance operations of its own. Its cash flows are limited to distributions from IPCRe and IPCUSL by way of loans or dividends. The dividends that IPCRe may pay are limited under Bermuda legislation and IPCRe’s revolving credit facility. The Insurance Act and subsequent amendments thereto, require IPCRe to maintain a minimum solvency margin and a minimum liquidity ratio. The maximum dividend payable by IPCRe in accordance with Bermuda regulations as of June 30, 2005 was approximately $430.1 million. The maximum amount IPCRe could have paid in the second quarter under the terms of the revolving credit facility was $537.3 million.
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
Net cash flows from operating activities in the six months ended June 30, 2005 were $90.2 million compared to $153.8 million in the corresponding period of 2004. The decrease is primarily the result of the increase in net claims paid during the period, which were $100.9 million in the six months ended June 30, 2005, compared to $21.5 million in the corresponding period of 2004. This trend is expected to continue in the remainder of 2005, as we anticipate paying further claims associated with the windstorms that took place in the third quarter of 2004, as well as claims from events that have taken place in the current year.
Net cash outflows from investing activities in the six months ended June 30, 2005 were $59.0 million (2004 — outflows of $207.2 million). Cash and cash equivalents increased by $8.1 million in the six months ended June 30, 2005, resulting in a balance of $36.0 million at June 30, 2005. At June 30, 2005, 52% of IPC’s fixed maturity investment portfolio (based on fair value) was held in securities rated AAA, and 23% was held in securities rated AA. At December 31, 2004 the proportions of securities so rated were 53% and 26%, respectively. At June 30, 2005 the average modified duration of IPC’s fixed maturity portfolio was 2.7 years, compared to 2.3 years at December 31, 2004. We renewed our revolving credit facility on July 1, 2003 in the amount of $200 million, provided by a syndicate of lenders led jointly by Bank One N.A. and Citibank N.A. To date we have not drawn upon this facility. We believe that this facility, together with the relatively short duration and high quality of IPC’s investment portfolio, will provide sufficient liquidity to meet IPC’s cash demands.
IPCRe is not a licensed insurer in the United States and therefore, under the terms of most of its contracts with U.S.-based companies, must provide security to reinsureds to cover unpaid liabilities in a form acceptable to state insurance commissioners. Typically, this type of security takes the form of a letter of credit issued by an acceptable bank, the establishment of a trust, or a cash advance. Currently IPCRe obtains letters of credit through one commercial bank pursuant to a $150.0 million facility. In turn, IPCRe provides the bank security by giving the bank a lien over certain of IPCRe’s investments in an amount not to exceed 118% of the aggregate letters of credit outstanding, up to a maximum of $175.0 million. At June 30, 2005, there were outstanding letters of credit of $110.6 million. If we were unable to obtain the necessary credit, IPCRe could be limited in its ability to write business for our clients in the United States.
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

Transactions with Non-Independent Parties
The following is a summary of amounts in respect of significant non-independent party transactions during the six month periods ended June 30, 2005 and 2004, respectively (expressed in thousands of U.S. dollars):

	June 30, 2005	June 30, 2004
Administrative services fees (included in General & Admin. expenses)	$4,494	$4,229
Investment fees netted against investment income:	$1,540	$1,467
Underwriting services fee income (included in Other income)	$2,136	$1,822
Premiums written	$28,173	$27,764
Premiums ceded	$1,310	$1,105
Underwriting services fee income is a percentage of the premiums written on behalf of one client, which is related to a shareholder of the Company. Fees are accrued and taken into income over the related policy periods.
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
Our investment managers performed a VaR analysis to estimate the maximum potential loss of fair value for each segment of market risk for our investment portfolio, as of June 30, 2005, March 31, 2005 and December 31, 2004. The analysis calculated the VaR with respect to the net fair value of our financial instrument assets, which includes cash and cash equivalents, certain equity and high grade fixed maturity securities, as of June 30, 2005 using historical simulation methodology. As of June 30, 2005 the VaR of IPCRe’s investment portfolio was approximately $30 million, which represents a 95th percentile value change over a one-month time horizon. This result was obtained through historical simulation using approximately 750 days (3 years) of historical interest rate, foreign exchange rate and equity market data.
The following table presents the VaR of each component of market risk of IPCRe’s investment portfolio as of June 30, 2005, March 31, 2005 and December 31, 2004, respectively, and the average for the six months ended June 30, 2005 calculated using the beginning, quarterly and ending points (expressed in thousands of U.S. dollars):
          Market Risk

				Average for six
	June 30,	March 31,	December 31,	months ended
	2005	2005	2004	June 30, 2005
Currency	$2,184	$2,477	$2,660	$2,440
Interest Rate	28,605	29,505	23,067	27,059
Equity (incl. hedge fund)	21,433	24,775	25,323	23,844

Sum of Risk	52,222	56,757	51,050	53,343
Diversification Benefit	(22,618)	(21,437)	(21,866)	(21,973)

Total Net Risk	$29,604	$35,320	$29,184	$31,370

From December 2004 to March 2005, the overall VaR increased primarily from the impact of increased interest rates and the additional volatility this creates in interest rate value at risk when combined with an increase in duration, which was partly offset by the reduction in equity value at risk. During the second quarter of 2005, overall equity volatility fell as reflected by the decrease in the VIX index of S & P 500 volatility. This, combined with minor decreases in foreign currency volatility and interest rate risk resulted in an overall decline of VaR as of June 30, 2005. IPCRe’s premiums receivable and liabilities for losses from reinsurance contracts it has written, are also exposed to the risk of changes in value resulting from fluctuations in foreign currency exchange rates. To an extent, the impact on loss reserves of a movement in an exchange rate, will be partly offset by the impact on assets (receivables and cash/investments) denominated in the same currency, or vice versa. As of June 30, 2005 an estimated 33% or $59 million (June 30, 2004 — 40% or $64 million) of reinsurance premiums receivable, and an estimated $38 million (June 30, 2004 — $29 million) of loss reserves, were denominated in non-U.S. currencies. Accordingly, we do not believe that the impact of exchange rate movements in respect of receivables or loss reserves on our overall VaR as of June 30, 2005 to be material.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
NONE
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
NONE
Item 3. Defaults upon Senior Securities
NONE
Item 4. Submission of Matters to a Vote of Security Holders
On June 10, 2005 the Annual General Meeting of Shareholders of the Company was held. At the meeting, shareholders were asked to vote upon the resolutions set forth below. The following tabulation indicates the number of shares present in person or by proxy at such meeting and the number of such shares for or against, or withheld, or abstaining, with respect to each resolution after giving effect to the voting limitations contained in the Company’s Bye-Laws:
i) electing the following persons as directors of the Company to serve until the 2006 Annual General Meeting:

	FOR	WITHHELD
Joseph C.H. Johnson	38,992,945	187,551
Anthony M. Pilling	38,996,937	183,559
Dr. the Honourable Clarence James	38,996,278	184,218
Frank Mutch	39,000,114	180,382
James P. Bryce	39,132,172	48,324
Kenneth Hammond	38,997,783	182,713
ii) approving an amendment to the Company’s Stock Option Plan (the “Plan”), increasing the number of shares covered by the Plan by 1,250,000, and extending the period during which the Plan shall remain in effect until June 10, 2015:

FOR	AGAINST	ABSTAIN
35,476,316	1,371,586	292,804
iii) appointing KPMG as auditors of the Company for its fiscal year ending December 31, 2005 and authorizing the Audit Committee to set the compensation of the auditors:

FOR	AGAINST	ABSTAIN
39,105,617	69,423	5,456
All resolutions were passed by show of hands. No other business of substance was transacted.
Item 5. Other Information
NONE

Item 6. Exhibits
(a) Exhibits
Unless otherwise indicated, exhibits are incorporated by reference to the corresponding numbered exhibits to the Company’s Registration Statement on Form S-1 (Registration No. 333-00088).

Exhibit
Number		Description
3.1		Memorandum of Association of the Company.
3.2	+	Amended and Restated Bye-laws of the Company.
3.3		Form of Memorandum of Increase of Share Capital.
11.1	«	Reconciliation of basic and diluted net income per common share (“EPS”).
31.1	«	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	«	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

	«	Filed herewith
	+	Incorporated by reference to Exhibit 4.2 to our filing on Form 8-A/A of July 9, 2003 (File No. 0-27662).
	**	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (sub-sections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), and are not being filed as exhibits to this report.

IPC HOLDINGS, LTD.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPC Holdings, Ltd. (Registrant)
Date August 1st, 2005	/s/ James P. Bryce James P. Bryce President and Chief Executive Officer
Date August 1st, 2005	/s/ John R. Weale John R. Weale Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
Unless otherwise indicated, exhibits are incorporated by reference to the corresponding numbered exhibits to the Company’s Registration Statement on Form S-1 (Registration No. 333-00088).

Exhibit
Number		Description
3.1		Memorandum of Association of the Company.
3.2	+	Amended and Restated Bye-laws of the Company.
3.3		Form of Memorandum of Increase of Share Capital.
11.1	«	Reconciliation of basic and diluted net income per common share (“EPS”).
31.1	«	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	«	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

	«	Filed herewith
	+	Incorporated by reference to Exhibit 4.2 to our filing on Form 8-A/A of July 9, 2003 (File No. 0-27662).
	**	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (sub-sections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), and are not being filed as exhibits to this report.