Form 10-Q
period 2005-09-30
IPC HOLDINGS LTD
filed 2005-10-26
CIK 909815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2005
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
(441) 298-5100
(Registrant’s telephone number,
including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
The number of outstanding common shares par value U.S. $0.01 per share of IPC Holdings, Ltd., as of October 25, 2005 was 48,369,892

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of United States dollars, except for per share amounts)

	As of	As of
	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS:

Fixed maturity investments:
Available for sale, at fair value (amortized cost 2005: $1,544,033; 2004: $1,446,327)	$1,528,957	$1,444,576
Equity investments, available for sale at fair value (cost 2005: $347,886; 2004: $335,719)	447,964	428,620
Cash and cash equivalents	22,828	27,898
Reinsurance premiums receivable	237,581	85,086
Deferred premiums ceded	8,174	4,558
Loss and loss adjustment expenses recoverable	3,664	5,006
Accrued investment income	16,493	20,695
Deferred acquisition costs	14,823	8,424
Prepaid expenses and other assets	5,978	3,427

TOTAL ASSETS	$2,286,462	$2,028,290

LIABILITIES:

Reserve for losses and loss adjustment expenses	$1,044,324	$274,463
Unearned premiums	134,034	68,465
Reinsurance premiums payable	8,609	3,387
Deferred fees and commissions	2,664	1,475
Accounts payable and accrued liabilities	15,592	12,061

	1,205,223	359,851

SHAREHOLDERS’ EQUITY:

Share capital (Common shares outstanding, par value U.S. $0.01: 2005: 48,486,985; 2004: 48,407,203 shares)	485	484
Additional paid-in capital	859,059	854,797
Deferred stock grant compensation	(3,154)	(2,899)
Retained earnings	139,847	724,907
Accumulated other comprehensive income	85,002	91,150

	1,081,239	1,668,439

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,286,462	$2,028,290

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(Expressed in thousands of United States dollars, except for per share amounts)

	Quarter ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES:

Gross premiums written	$165,980	$60,688	$458,815	$343,751
Change in unearned premiums	47,697	44,178	(65,569)	(69,707)

Premiums earned	213,677	104,866	393,246	274,044

Reinsurance premiums ceded	(1,948)	(1,395)	(20,404)	(17,958)
Change in deferred premiums ceded	(4,438)	(3,515)	3,616	5,576

Premiums ceded	(6,386)	(4,910)	(16,788)	(12,382)

Net premiums earned	207,291	99,956	376,458	261,662
Net investment income	15,731	11,958	48,103	37,603
Net realized (losses) gains on investments	(2,002)	(404)	(4,180)	7,261
Other income	2,141	1,296	4,277	3,118

	223,161	112,806	424,658	309,644

EXPENSES:

Net losses and loss adjustment expenses	855,977	115,993	918,347	134,401
Net acquisition costs	14,160	9,622	30,722	27,721
General and administrative expenses	9,200	5,595	20,993	16,341
Net exchange loss (gain)	394	(606)	3,160	1,203

	879,731	130,604	973,222	179,666

NET (LOSS) INCOME	$(656,570)	$(17,798)	$(548,564)	$129,978

Basic net (loss) income per common share	$(13.57)	$(0.37)	$(11.34)	$2.69
Diluted net (loss) income per common share	$(13.57)	$(0.37)	$(11.34)	$2.69

Weighted average number of common shares - basic	48,385,232	48,305,708	48,354,839	48,276,603
Weighted average number of common shares - diluted	48,385,232	48,305,708	48,354,839	48,362,411
The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Expressed in thousands of United States dollars)

	Quarter ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET (LOSS) INCOME	$(656,570)	$(17,798)	$(548,564)	$129,978

Other comprehensive income (loss):
Net holding gains (losses) on investments during period	4,133	3,653	(10,328)	(17,297)
Reclassification adjustment for losses (gains) included in net (loss) income	2,002	404	4,180	(7,261)

	6,135	4,057	(6,148)	(24,558)

COMPREHENSIVE (LOSS) INCOME	$(650,435)	$(13,741)	$(554,712)	$105,420

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Expressed in thousands of United States dollars, except per share amounts)

	As of	As of
	September 30, 2005	December 31, 2004
	(unaudited)
COMMON SHARES PAR VALUE $0.01:
Balance, beginning of year	$484	$483
Additional shares issued	1	1

Balance, end of period	$485	$484

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	$854,797	$850,133
Shares issued	2,967	941
Shares repurchased	(1,175)	(142)
Stock options and grants	2,470	3,865

Balance, end of period	$859,059	$854,797

DEFERRED STOCK GRANT COMPENSATION:
Balance, beginning of year	$(2,899)	$(1,495)
Stock grants awarded	(1,315)	(2,928)
Amortization	1,060	1,524

Balance, end of period	$(3,154)	$(2,899)

RETAINED EARNINGS:
Balance, beginning of year	$724,907	$628,931
Net (loss) income	(548,564)	138,613
Reduction on share repurchase	(1,688)	(155)
Dividends paid	(34,808)	(42,482)

Balance, end of period	$139,847	$724,907

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance, beginning of year	$91,150	$91,107
Other comprehensive (loss) income	(6,148)	43

Balance, end of period	$85,002	$91,150

TOTAL SHAREHOLDERS’ EQUITY	$1,081,239	$1,668,439

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of United States dollars)

	Nine months ended September 30,
	2005	2004
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income	$(548,564)	$129,978
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of fixed maturity premiums, net	8,476	10,226
Net realized losses (gains) on investments	4,180	(7,261)
Stock compensation	2,215	1,936
Changes in:
Reinsurance premiums receivable	(152,495)	(56,885)
Deferred premiums ceded	(3,616)	(5,576)
Loss and loss adjustment expenses recoverable	1,342	(2,416)
Accrued investment income	4,202	2,355
Deferred acquisition costs	(6,399)	(7,038)
Prepaid expenses and other assets	(2,551)	544
Reserve for losses and loss adjustment expenses	769,861	100,887
Unearned premiums	65,569	69,707
Reinsurance premiums payable	5,222	4,815
Deferred fees and commissions	1,189	1,711
Accounts payable and accrued liabilities	3,531	208

Cash provided by operating activities	152,162	243,191

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of fixed maturity investments	(1,483,593)	(1,316,124)
Proceeds from sale of fixed maturity investments	1,276,237	1,094,273
Proceeds from maturities of fixed maturity investments	91,740	14,862
Purchases of equity investments	(23,913)	(100,532)
Proceeds from sale of equity investments	17,000	20,000

Cash used in investing activities	(122,529)	(287,521)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from share issuance	105	644
Cash dividends paid to shareholders	(34,808)	(30,892)

Cash used by financing activities	(34,703)	(30,248)

Net decrease in cash and cash equivalents	(5,070)	(74,578)
Cash and cash equivalents, beginning of period	27,898	91,949

Cash and cash equivalents, end of period	$22,828	$17,371

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except for per share amounts)
(unaudited)
1.	GENERAL:

The consolidated interim financial statements presented herein have been prepared on the basis of accounting principles generally accepted in the United States of America and include the accounts of IPC Holdings, Ltd. (the “Company”) and its wholly-owned subsidiaries, IPCRe Limited (“IPCRe”) and IPCRe Underwriting Services Limited (“IPCUSL” and, together with the Company and IPCRe, “IPC”) and IPCRe Europe Limited, which is a wholly-owned subsidiary of IPCRe. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the quarter and nine month periods ended September 30, 2005 and 2004, respectively, the balance sheet as of September 30, 2005 and the cash flows for the nine months ended September 30, 2005 and 2004, respectively. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004, in our report on Form 10-K. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.	DIVIDENDS:

On March 24, 2005 we paid a dividend of $0.24 per share to shareholders of record on March 8, 2005.

On June 23, 2005 we paid a dividend of $0.24 per share to shareholders of record on June 7, 2005.

On September 22, 2005 we paid a dividend of $0.24 per share to shareholders of record on September 6, 2005.

On October 25, we declared a dividend of $0.16 per share to be paid on December 15, 2005, to shareholders of record on November 29, 2005.

3.	ACCOUNTING FOR STOCK-BASED COMPENSATION AND DISCLOSURE:

Management has adopted the fair value method of accounting for stock-based employee compensation as prescribed by Financial Accounting Standards Board (“FASB”) issued Statement No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) on a prospective basis for all awards granted, modified or settled after January 1, 2003. In December 2004, the FASB revised SFAS 123, replacing it with SFAS 123 (Revised 2004) “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such services will be recognized over the period during which an employee is required to provide service in exchange for the award. Since 2003 the Company has expensed compensation costs for stock options on a prospective basis for all awards granted, modified or settled after January 1, 2003 in accordance with Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation and Disclosure”. SFAS 123R requires that the portion of all outstanding awards for which the requisite service has not yet been rendered, i.e. those awards granted prior to January 1, 2003 that have not yet had the requisite service rendered, be expensed. In our annual report on Form 10-K for the year ended December 31, 2004, we stated that the Company would adopt SFAS 123R effective January 1, 2005. On April 14, 2005 the effective date for SFAS 123R was delayed until the first quarter of 2006 and the Company will therefore now adopt SFAS 123R effective January 1, 2006. The amount of the charge recorded in the nine months ended September 30, 2005 for awards of stock options was $1,155. The application of SFAS 123R will not have a material effect on the Company’s financial statements.

On June 13, 2003 the shareholders approved a new stock incentive plan. The plan allows for the issuance of up to one million shares as grants of restricted stock to selected employees to compensate them for their contributions to the long-term growth and profits of the Company. The charge recorded for the nine months ended September 30, 2005 for grants of restricted stock was $1,060.

The following table illustrates the effect on net loss and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period in accordance with SFAS 123.

			Nine months ended
	Quarter ended September 30,		September 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net (loss) income, as reported	$(656,570)	$(17,798)	$(548,564)	$129,978
Add: Stock-based employee expense	368	235	1,155	704
Deduct: Total stock-based employee expense determined under fair value based method for all awards.	(446)	(363)	(1,403)	(1,087)

Pro forma net (loss) income	$(656,648)	$(17,926)	$(548,812)	$129,595

Earnings per share:
Basic – as reported	$(13.57)	$(0.37)	$(11.34)	$2.69
Basic – pro forma	$(13.57)	$(0.37)	$(11.35)	$2.68
Diluted – as reported	$(13.57)	$(0.37)	$(11.34)	$2.69
Diluted – pro forma	$(13.57)	$(0.37)	$(11.35)	$2.68
4.	NEW ACCOUNTING PRONOUNCEMENTS

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
Critical Accounting Policies
The following is a summary of the accounting policies for the three main components of our balance sheet and statement of (loss) / income: premiums, losses (claims) including reserves and investments/investment income.
Premiums
Premiums are recorded as written at the beginning of each policy, based upon information received from ceding companies and their brokers, and are earned over the policy period. For excess of loss contracts, the amount of deposit premium is contractually documented at inception, and therefore no management judgement is necessary in accounting for this. Premiums are earned on a pro rata basis over the policy period. For proportional treaties, the amount of premium is normally estimated at inception by the ceding company. We account for such premium using initial estimates, which are reviewed regularly with respect to the actual premium reported by the ceding company. At September 30, 2005 the amount of premium accrued resulting from managements’ estimates for proportional treaties was approximately 3% of total gross premiums written for the nine months then ended. Reinstatement premiums are recognized and accrued at the time we incur a loss and where coverage of the original contract is reinstated under pre-defined contract terms and are earned pro-rata over the reinstated coverage period. Such accruals are based upon actual contractual terms applied to the amount of loss reserves expected to be paid, and the only element of management judgement involved is with respect to the amount of loss reserves as described below, and associated rates on line (i.e. price). The amount accrued at September 30, 2005 for estimated reinstatement premiums on Reported But Not Enough losses (“RBNE”) and Incurred But Not Reported (“IBNR”) loss reserves was $104.3 million.
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
The reserve for losses and loss adjustment expenses is based upon reports from industry sources, individual case estimates received from ceding companies and/or their brokers, output from commercially available catastrophe loss models and management’s estimates. When a catastrophic event occurs, we first determine which treaties may be affected using our geographic database of exposures. We then contact the respective brokers and ceding companies involved with those treaties, to determine their estimate of involvement and the extent to which the reinsurance program is affected. We may also use computer modeling to measure and estimate loss exposure under the actual event scenario, if available. Since 1993, we have contracted AIR Worldwide Corporation for the use of their proprietary models — currently CATRADER ® — as part of our modeling approach. These computer-based loss modeling systems utilize A.M. Best’s data and direct exposure information obtained from our clients. Once an event occurs, we establish a specific reserve for that event, based upon estimates of total losses incurred by the ceding insurers as a result of the event and a specific estimate of the portion of such loss we have reinsured. Management’s estimates are used mostly for IBNR or RBNE loss amounts. For certain catastrophic events there is considerable uncertainty underlying the assumptions and associated estimated reserves for losses and loss adjustment expenses. Reserves are reviewed regularly and, as experience develops and additional information becomes known, the reserves are adjusted as necessary. However, complexity resulting from problems such as policy coverage issues, multiple events affecting one geographic area and the resulting impact on claims adjusting (including allocation of claims to event and the effect of demand surge on the cost of building materials and labour) by, and communications from, ceding companies, can cause delays to the timing with which we are notified of changes to loss estimates. Such adjustments, if necessary, are reflected in results of operations in the period in which they become known. For excess of loss business, which is generally over 90% of the premium we write, we are aided by the fact that each treaty has a defined limit of liability arising from one event. Once that limit has been reached, we have no further exposure to additional losses from that treaty for the same event. For proportional treaties, we generally use an initial estimated loss and loss expense ratio (the ratio of losses and loss adjustment expenses incurred to premiums earned), based upon information provided by the ceding company and/or their broker and our historical experience of that treaty, if any. The estimate is adjusted as actual experience becomes known.
At September 30, 2005 management’s estimates for IBNR/RBNE represented approximately 71% of total loss reserves. The majority of the estimate relates to reserves for claims from Hurricane Katrina, which struck Louisiana, Mississippi and Alabama in August of this year. If our estimate of IBNR/RBNE at September 30, 2005 was inaccurate by a factor of 10%, our results of operations would be impacted by a positive or negative movement of approximately $74 million. If our total reserve for losses at September 30, 2005 was inaccurate by a factor of 10%, our incurred losses would be impacted by approximately $104 million, which represents approximately 9.7% of shareholders’ equity at September 30, 2005. In accordance with IPCRe’s registration under the Bermuda Insurance Act 1978 and Related Regulations (the “Insurance Act”), the loss reserves are certified annually by an independent loss reserve specialist.
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
We regularly monitor the difference between the cost and fair value of our investments, which involves uncertainty as to whether declines in value are temporary in nature. If we believe a decline in value of a particular investment is temporary, we record the decline as an unrealized loss as a separate component of our shareholders’ equity. If we believe the decline is other-than-temporary, we write down the cost basis of the investment to the market price as of the reporting date and record a realized loss in our statement of loss. The determination that a security has incurred an other-than-temporary decline in value requires the judgement of IPC’s management, which includes the views of our investment managers and a regular review of our investments. Our assessment of a decline in value includes our current judgement as to the financial position and future prospects of the entity that issued the security. If that judgement changes in the future we may ultimately record a realized loss, after having originally concluded that the decline in value was temporary.
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
At September 30, 2005 our equity investments comprised investments in the following: a U.S. equity fund, a global equity fund, a fund of hedge funds and a fund with attributes similar to those of the S & P 500 Index. None of the funds have a significant concentration in any one business sector; accordingly, the value of our equity funds is principally influenced by macro economic factors rather than issuer-specific factors. Our equity investments are subject to the same analyses as described above for the determination of other-than-temporary declines in value. Since there is a portfolio of securities within each fund, the qualitative issues are usually broader than those for individual securities and therefore the assessment of impairment is inherently more difficult and requires more management judgement.
At September 30, 2005 we did not hold any fixed maturity securities that are not investment grade or not rated.
At September 30, 2005 we determined that there was no other-than-temporary impairment of securities.

RESULTS OF OPERATIONS, QUARTERS ENDED SEPTEMBER 30, 2005 AND 2004
The following is a discussion of the results of operations and financial position of IPC Holdings, Ltd. References to “we”, “our” or “IPC” mean IPC Holdings together with its wholly-owned subsidiaries, IPCRe and IPCUSL. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes for the quarter ended September 30, 2005.
Our net loss for the quarter ended September 30, 2005 was $(656.6) million, compared to a net loss of $(17.8) million for the quarter ended September 30, 2004. Our results of operations and shareholders’ equity have been significantly impacted by estimated losses from Hurricane Katrina, as discussed below. Hurricane Katrina is estimated to be an event which will generate the largest loss the insurance industry has ever faced. Accordingly, it is the largest loss that IPC has ever incurred.
In the quarter ended September 30, 2005, we wrote premiums of $166.0 million, compared to $60.7 million in the third quarter of 2004, an increase of 174%. Written premiums in the third quarter were higher primarily because of reinstatement premiums resulting from claims due to Hurricane Katrina. In total, reinstatement premiums were $122.7 million for the third quarter of 2005, compared to $16.7 million in the third quarter of 2004. In addition, we wrote premiums in respect of new business, totaling $3.6 million and premiums from existing business were approximately $0.3 million more in the third quarter of 2005 in comparison to the third quarter of 2004, due to line sizes, increased pricing, program re-structuring and foreign exchange rate differences. These additions were more than offset by business which was not renewed because of unsatisfactory terms and conditions, or because the cedant did not purchase the protection, which totaled approximately $4.5 million. Adjustment premiums, which are adjustments generally arising from differences between cedents’ actual premium income and the original estimates thereof, were $3.4 million in the third quarter of 2005 compared to $3.8 million in the third quarter of 2004. Excluding the impact of reinstatement premiums, written premiums were effectively flat at $43.2 million for the quarter ended September 30, 2005, compared to $44.0 million for the third quarter of 2004.
In the quarter ended September 30, 2005, we ceded $1.9 million of premiums to our retrocessional facilities, compared with $1.4 million for the quarter ended September 30, 2004. The actual contracts ceded are at IPC’s underwriters’ judgement in optimizing the risk profile of the portfolio, which can cause premiums ceded to vary as a proportion of our gross writings, from quarter to quarter. Net premiums earned in the quarter ended September 30, 2005 were $207.3 million, compared to $100.0 million in the third quarter of 2004, an increase of 107%, due to the impact of reinstatement premiums. Excluding this impact, earned premiums were effectively flat in the quarter ended September 30, 2005 at $84.6 million, in comparison to $83.3 million in the third quarter of 2004, in line with written premiums
Net investment income was $15.7 million in the quarter ended September 30, 2005, compared to $12.0 million in the third quarter of 2004. Investment income in the current quarter included $0.5 million in dividends from our investments in equity funds and a fund of hedge funds. In the third quarter of 2004 we received a dividend of $0.2 million from these investments. The overall yield of the fixed income portfolio was higher for the quarter ended September 30, 2005 than for the corresponding quarter in 2004, because of an increase in interest rates. This factor was enhanced by the increase in the average balance of invested assets in the quarter ended September 30, 2005, which was 9% higher than the third quarter of 2004, because of positive operating cash flow in the period. We expect that cash flows in future quarters will be negatively impacted by a significant increase in claims payments, as a result of recent windstorms.
There was a net realized loss from investments in the quarter ended September 30, 2005 of $(2.0) million, compared to $(0.4) million in the third quarter of 2004. Generally, net realized gains and losses fluctuate from period to period, depending on the individual securities sold.
In the quarter ended September 30, 2005, we incurred net losses and loss adjustment expenses of $856.0 million, compared to $116.0 million in the third quarter of 2004. The majority of incurred losses in the third quarter of 2005 resulted from Hurricane Katrina, for which we have estimated total claims in the amount of $800 million. This estimate has been based on industry insured loss estimates, output from both industry and proprietary models, a review of contracts potentially affected by the events and limited preliminary information received from both clients and brokers. It has also been assumed that underlying policy terms and conditions are upheld during the loss adjustment process. The unique circumstances and severity of this devastating catastrophe, including the extent of flooding and limited access by claims adjusters, introduce additional uncertainty to the normally difficult process of estimating catastrophe losses. This is compounded by the potential for legal and regulatory issues arising regarding the scope of coverage. Consequently, the ultimate net impact of losses from this event on the Company’s net income might differ substantially from the foregoing estimate. The balance of the incurred losses in the third quarter of 2005 related to the floods that affected Europe in August ($7 million), and Hurricane Dennis ($7 million) and Hurricane Rita ($33 million), which both made landfall in the southern U.S. in July and September 2005, respectively. Incurred losses in the third quarter of 2004 primarily arose from the four hurricanes that made landfall in Florida, and several of the typhoons that made landfall in Japan.

Net acquisition costs incurred, which consist primarily of commissions and brokerage fees paid to intermediaries for the production of business, were $14.2 million for the quarter ended September 30, 2005, compared to $9.6 million in the third quarter of 2004. These costs have not increased proportionately to the increase in earned premiums, primarily because of the impact of brokerage on reinstatement premiums, which is at a lower level than brokerage on annual premiums. General and administrative expenses were $9.2 million in the quarter ended September 30, 2005, compared to $5.6 million in the third quarter of 2004. The increase is the result of service fees incurred which are based on earned premiums, and increases in salaries and benefits compared to the third quarter of 2004.
RESULTS OF OPERATIONS, NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
Our net loss for the nine months ended September 30, 2005 was $(548.6) million, compared to net income of $130.0 million for the nine months ended September 30, 2004, a decrease of 522%. While we have continued to benefit from increases to written and earned premiums, these increases in revenues were offset by a significant increase in net losses and loss adjustment expenses, primarily resulting from Hurricane Katrina, as discussed below. Accordingly, our results of operations and shareholders’ equity have been significantly impacted.
In the nine months ended September 30, 2005, we wrote premiums of $458.8 million, compared to $343.8 million in the nine months ended September 30, 2004, an increase of 33%. Written premiums in the nine months were higher primarily because of reinstatement premiums totaling $133.4 million, compared to $19.8 million in the nine months ended September 30, 2004. In addition, we wrote new business of $24.1 million in the nine months ended September, 30, 2005, and premiums from existing business were approximately $2.1 million more in the same period, in comparison to the corresponding period of 2004, due to larger lines, increased pricing, program re-structuring and foreign exchange rate differences. These additions were offset in part by business which was not renewed because of unsatisfactory terms and conditions, or because the cedant did not purchase the protection, which totaled approximately $19.9 million in the nine months ended September 30, 2005. Adjustment premiums were $6.4 million in the nine months ended September 30, 2005 compared to $11.4 million in the corresponding period of 2004.
We retroceded premiums of $20.4 million in the nine months ended September 30, 2005, compared to the $18.0 million ceded in the corresponding period of 2004. The actual contracts ceded are at IPC’s underwriters’ judgement in optimizing the risk profile of the portfolio, which can cause premiums ceded to vary as a proportion of our gross writings, from quarter to quarter. Net premiums earned in the nine months ended September 30, 2005 were $376.5 million, compared to $261.7 million in the corresponding period of 2004, an increase of 44%. Excluding the impact of reinstatement premiums, net premiums earned were generally flat in comparison to earned premiums in the corresponding period of 2004, and is generally proportionate to the change in written premiums excluding reinstatement premiums.
Net investment income was $48.1 million in the nine months ended September 30, 2005, compared to $37.6 million for the corresponding period of 2004, an increase of 28%. Investment income in 2005 includes dividends of $5.3 million from our investment in a fund of hedge funds. In the corresponding period of 2004, this fund paid dividends of $2.6 million. Such dividends will be declared periodically, provided the performance of the fund is positive. The overall yield of the fixed income portfolio was higher for the nine months ended September 30, 2005 than for the corresponding nine months in 2004, due to increasing interest rates and the flattening yield curve. This factor was also enhanced by the increase in the average balance of invested assets in the nine months ended September 30, 2005, which was 11% higher than the average balance for the nine months ended September 30, 2004, because of positive operating cash flows in the period. We expect that cash flows in future quarters will be negatively impacted by a significant increase in claims payments, as a result of recent windstorms.
There was a net realized loss of $(4.2) million from investments in the nine months ended September 30, 2005, compared to a net gain of $7.3 million in the nine months ended September 30, 2004. Generally, net realized gains and losses fluctuate from period to period, depending on the individual securities sold.
In the nine months ended September 30, 2005, we incurred net losses and loss adjustment expenses of $918.3 million, compared to $134.4 million in the corresponding period of 2004. Losses in the first nine months of 2005 include $800 million from Hurricane Katrina, $33 million for Hurricane Rita which made landfall in Texas in September, $7 million for the floods that affected Europe in August and $7 million for Hurricane Dennis which made landfall in Florida in July. Events from which losses were incurred earlier in the year include : cyclone Erwin which struck northern Europe, especially Scandinavia, in January of this year, the Suncor energy loss in Canada, and an increase to the estimate of our loss from the Tsunami which affected south-east Asia in late December. Other losses include reserves established for pro rata treaty business, as well as development from other prior year events, including the hurricanes which made landfall in Florida during the third quarter of 2004.
Net acquisition costs incurred, which consist primarily of commissions and brokerage fees paid to intermediaries for the production of business, were $30.7 million for the nine months ended September 30, 2005, compared to $27.7 million in the corresponding period of 2004. The movement in these costs is not proportionate to the increase in earned premiums, primarily because of the impact of brokerage on reinstatement premiums, which is at a lower level than brokerage on annual premiums. General and administrative expenses were $21.0 million in the nine months ended September 30, 2005, compared to $16.3 million in the corresponding period of 2004. This increase is due primarily to increases in administrative fees which are based on earned premiums, as well as some increases for certain operating expenses, including salaries and benefits, which include the impact of expensing stock grants and stock options granted to certain officers, and professional fees resulting from corporate governance requirements under the Sarbanes-Oxley Act of 2002. In addition, the expense for letters of credit provided to our U.S. cedents is significantly higher in 2005, because of the increased level of loss reserves collateralized.
LIQUIDITY AND CAPITAL RESOURCES
IPC Holdings is a holding company that conducts no reinsurance operations of its own. Its cash flows are limited to distributions from IPCRe and IPCUSL by way of loans or dividends. The dividends that IPCRe may pay are limited under Bermuda legislation and IPCRe’s revolving credit facility. The Insurance Act and subsequent amendments thereto, require IPCRe to maintain a minimum solvency margin and a minimum liquidity ratio. The maximum dividend payable by IPCRe in accordance with Bermuda regulations as of September 30, 2005 was approximately $266.0 million In respect of the credit facility as of September 30, 2005, following the establishment of reserves for Hurricane Katrina, we are unable to draw funds as we do not satisfy the net worth covenant within the agreement. If we had funds drawn under the facility, IPCRe would not be able to pay dividends unless a waiver or amendment to the net worth covenant was agreed. However, we anticipate that, after obtaining new capital as contemplated by our offerings (described below), IPCRe will be able to draw funds under the facility and also will have sufficient dividend capacity to support IPC Holdings’ dividend practices and liquidity needs.
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
Net cash flows from operating activities in the nine months ended September 30, 2005 were $152.2 million compared to $243.2 million in the corresponding period of 2004. The decrease is primarily the result of the increase in net claims paid during the period, which were $144.2 million in the nine months ended September 30, 2005, compared to $35.6 million in the corresponding period of 2004. The trend of significantly increased claims payments is expected to continue in the remainder of 2005 and during 2006, as we anticipate paying claims associated with the events that have taken place in the current year, primarily Hurricane Katrina as well as the windstorms that took place in the third quarter of 2004.
Net cash outflows from investing activities in the nine months ended September 30, 2005 were $122.5 million (2004 — outflows of $287.5 million). Cash and cash equivalents decreased by $5.1 million in the nine months ended September 30, 2005, resulting in a balance of $22.8 million at September 30, 2005. At September 30, 2005, 51% of IPC’s fixed maturity investment portfolio (based on fair value) was held in securities rated AAA, and 24% was held in securities rated AA. At December 31, 2004 the proportions of securities so rated were 53% and 26%, respectively. At September 30, 2005 the average modified duration of IPC’s fixed maturity portfolio was 3.0 years, compared to 2.3 years at December 31, 2004. We believe that because of the relatively short duration and high quality of IPC’s investment portfolio, we have sufficient liquidity to meet IPC’s cash demands.
On October 7, 2005, IPC Holdings filed an S-3 Registration statement with the United States Securities and Exchange Commission in the amount of $1,250,000,000, which became effective on October 17, 2005. On October 25, 2005 IPC announced its intention to issue and sell common shares and series A mandatory convertible preferred shares in underwritten offerings. The Company expects to use the proceeds from the sale of these offerings to provide additional capital to IPCRe and for other general corporate purposes. These offerings will substantially utilize IPC’s remaining authorized, but unissued, common share capital, and IPC intends in the future to seek shareholder approval for an increase in its authorized share capital to permit additional issuances of common shares or other equity securities. IPC may also offer additional classes of preferred shares under its existing authorized and preferred share capital.
Ratings are an important factor in establishing the competitive position of reinsurance companies. IPCRe and IPCRe Europe have an insurer financial strength rating of “A+ (Superior; 2nd of 15 categories)” from A.M. Best and are rated “A+ (Strong; 5th of 18 categories)” for financial strength and counter-party credit by Standard & Poor’s. A.M. Best and Standard & Poor’s ratings reflect their opinions of a reinsurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders, but are not evaluations directed to investors in our securities and are not recommendations to buy, sell or hold our securities. Our ratings are subject to periodic review by A.M. Best and Standard & Poor’s, and we cannot assure you that we will be able to retain those ratings. On September 16, 2005, as a result of the devastation brought by Hurricane Katrina and the anticipated impact on our net income, A.M.

Best placed the ratings of IPCRe and IPCRe Europe under review. Subsequently, on September 22, 2005, Standard & Poor’s placed the ratings of IPCRe and IPCRe Europe on credit watch negative. If these ratings are reduced from their current levels by A.M. Best and/or Standard & Poor’s, our competitive position in the insurance industry could suffer and it may be more difficult for us to market our products. A downgrade could result in a loss of business as ceding companies move to other reinsurers with higher ratings, and a significant downgrade to a rating below “A-” by A.M. Best or Standard & Poor’s could trigger provisions allowing some cedants to opt to cancel their reinsurance contracts with us.
We have not yet estimated our reserves for Hurricane Wilma which made landfall in Florida on October 24, 2005. Preliminary information indicates that this storm has caused substantial insured losses, and we expect that we will need to establish appropriate reserves in the fourth quarter of 2005, which may have a corresponding impact on our fourth quarter results of operations. While it is far too early to derive a meaningful estimate of our losses from this event, publicly reported modeling company estimates of the industry loss from this event currently range from $4 billion to $10 billion, although actual industry losses may differ substantially from these preliminary estimates. Our experience of recent storms of this magnitude indicate that our market share of industry losses may be in the range 0.6% to 0.9%, although our actual share may substantially differ from this range. Incurred losses will be partially mitigated by reinstatement premiums for those contracts affected, other than those already impacted by any of this year’s earlier storms.
IPCRe is not a licensed insurer in the United States and therefore, under the terms of most of its contracts with U.S.-based companies, must provide security to reinsureds to cover unpaid liabilities in a form acceptable to state insurance commissioners. Typically, this type of security takes the form of a letter of credit issued by an acceptable bank, the establishment of a trust, or a cash advance. Currently IPCRe obtains letters of credit through one commercial bank pursuant to a $350.0 million facility. In turn, IPCRe provides the bank security by giving the bank a lien over certain of IPCRe’s investments in an amount not to exceed 118% of the aggregate letters of credit outstanding, up to a maximum of $400.0 million. At September 30, 2005, there were outstanding letters of credit of $126.2 million. At the time of filing, we are in discussions with several other banks to significantly increase the amount of letters of credit we can obtain. If we were unable to obtain the necessary credit, IPCRe could be limited in its ability to write business for our clients in the United States.
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
Aggregate Contractual Obligations
We are supplementing the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, to include additional disclosure on the Company’s reserve for losses and loss adjustment expenses. Other contractual obligations disclosed in the Form 10-K for the year ended December 31, 2004 are not presented herein as they have not materially changed.
The reserve for losses and loss adjustment expenses represent management’s estimate of the ultimate cost of settling reinsurance claims. As more fully discussed in our “Critical Accounting Policies — Loss Reserves” above, the estimation of losses and loss adjustment expense reserves is based on various complex and subjective judgments. Actual losses and loss adjustment expenses paid may differ, perhaps substantially, from the reserve estimates reflected in our financial statements. Similarly, the timing for payment of our estimated losses is not fixed and is not determinable on an individual or aggregate basis. The assumptions used in estimating the likely payments due by periods are based on the Company’s historical claims payment experience, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different than the amounts disclosed below. Part of the uncertainty stems from the variability of payment pattern by type of catastrophic event that caused the losses. For example, earthquake and hailstorm losses typically take longer to be reported and paid compared to losses from windstorms. In addition, there is no prior history of payment patterns for events such as the attack on the World Trade Center. Further, there are a number of factors complicating reserve estimates with respect to Hurricane Katrina, as noted above.

Furthermore, the amounts in this table represent our gross estimated known liabilities as of September 30, 2005 and do not include any allowance for claims from future events within the time periods specified (for example Hurricane Wilma). As such, it can be expected that the total amounts paid out in the time periods shown will be greater than that indicated in the table.
PAYMENTS DUE BY PERIOD
(expressed in millions of U.S. dollars)

		Less than			More than
	Total	1 year	1 - 3 Years	3 -5 years	5 years
Losses and Loss
Adjustment Expenses	$1,044	$396	$401	$70	$177
Off Balance Sheet Arrangements
Neither the Company nor any of its subsidiaries have any forms of off-balance sheet arrangements, or cash obligations and commitments, as defined by Item 303(a)(4) of Regulation S-K.
Transactions with Non-Independent Parties
The following is a summary of amounts in respect of significant non-independent party transactions during the nine month periods ended September 30, 2005 and 2004, respectively (expressed in thousands of U.S. dollars):

	September 30, 2005	September 30, 2004
Administrative services fees (included in General & Admin. expenses)	$9,830	$6,837
Investment fees netted against investment income:	$2,322	$2,204
Underwriting services fee income (included in Other income)	$4,277	$3,118
Premiums written	$42,808	$31,662
Premiums ceded	$1,480	$1,175
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
The Amended and Restated Administrative Services Agreement between American International Company, Limited (“AICL”), IPC Holdings, Ltd. and IPCRe Limited is due to automatically renew for a further three-year period on June 30, 2006, unless written notice is provided to or by AICL 180 days prior to such date. IPC and AICL are currently in discussions regarding some of the terms of the Agreement.
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

Our investment managers performed a VaR analysis to estimate the maximum potential loss of fair value for each segment of market risk for our investment portfolio, as of September 30, 2005, June 30, 2005, March 31, 2005 and December 31, 2004. The analysis calculated the VaR with respect to the net fair value of our financial instrument assets, which includes cash and cash equivalents, certain equity and high grade fixed maturity securities, as of September 30, 2005 using historical simulation methodology. As of September 30, 2005 the VaR of IPCRe’s investment portfolio was approximately $32 million, which represents a 95th percentile value change over a one-month time horizon. This result was obtained through historical simulation using approximately 750 days (3 years) of historical interest rate, foreign exchange rate and equity market data.
The following table presents the VaR of each component of market risk of IPCRe’s investment portfolio as of September 30, 2005, June 30, 2005, March 31, 2005 and December 31, 2004, respectively, and the average for the nine months ended September 30, 2005 calculated using the beginning, quarterly and ending points (expressed in thousands of U.S. dollars):
Market Risk

					Average for nine
					months ended
	September	June 30,	March 31,	December 31,	September 30,
	30, 2005	2005	2005	2004	2005
Currency	$2,183	$2,184	$2,477	$2,660	$2,376
Interest Rate	30,594	28,605	29,505	23,067	27,943
Equity (incl. hedge fund)	19,794	21,433	24,775	25,323	22,831

Sum of Risk	52,571	52,222	56,757	51,050	53,150
Diversification Benefit	(20,360)	(22,618)	(21,437)	(21,866)	(21,570)

Total Net Risk	32,211	$29,604	$35,320	$29,184	$31,580

From December 2004 to September 2005, the overall VaR increased primarily from the impact of increased interest rates and the additional volatility this creates in interest rate value at risk when combined with an increase in duration, which was partly offset by the reduction in equity value at risk. IPCRe’s premiums receivable and liabilities for losses from reinsurance contracts it has written, are also exposed to the risk of changes in value resulting from fluctuations in foreign currency exchange rates. To an extent, the impact on loss reserves of a movement in an exchange rate, will be partly offset by the impact on assets (receivables and cash/investments) denominated in the same currency, or vice versa. As of September 30, 2005 an estimated 16% or $38 million (September 30, 2004 - 35% or $41 million) of reinsurance premiums receivable, and an estimated $44 million (September 30, 2004 - $61 million) of loss reserves, were denominated in non-U.S. currencies. Accordingly, we do not believe that the impact of exchange rate movements in respect of receivables or loss reserves on our overall VaR as of September 30, 2005 to be material.

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
Note on Forward-Looking Statements
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition, including, but not limited to, expectations regarding market cycles, renewals and our ability to increase written premium volume and improve profit margins, market conditions, the impact of current market conditions and trends on future periods, the impact of our business strategy on our results, trends in pricing and claims and the insurance and reinsurance market response to catastrophic events. Some forward-looking statements may be identified by our use of terms such as “believes,” “anticipates,” “intends,” or “expects” and relate to our plans and objectives for future operations. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. We do not intend, and are under no obligation, to update any forward-looking statement contained in this report. The largest single factor in our results has been and will continue to be the severity or frequency of catastrophic events, which is inherently unpredictable. Numerous factors could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to, the following: (i) the occurrence of natural or man-made catastrophic events with a frequency or severity exceeding our expectations; (ii) the adequacy of our loss reserves and the need to adjust such reserves as claims develop over time; (iii) any lowering or loss of one of the financial ratings of IPCRe; (iv) a decrease in the level of demand for property catastrophe reinsurance, or increased competition owing to increased capacity of property catastrophe reinsurers; (v) the effect of competition on market trends and pricing; (vi) loss of our non-admitted status in United States jurisdictions or the passage of federal or state legislation subjecting us to supervision or regulation in the United States; (vii) challenges by insurance regulators in the United States to our claim of exemption from insurance regulation under current laws; (viii) a contention by the United States Internal Revenue Service that we are engaged in the conduct of a trade or business within the U.S.; (ix) loss of services of any one of our executive officers; (x) changes in interest rates and/or equity values in the United States of America and elsewhere; or (xi) changes in exchange rates and greater than expected currency exposure.

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

Exhibit
Number	Description
3.1	Memorandum of Association of the Company.
3.2 +	Amended and Restated Bye-laws of the Company.
3.3	Form of Memorandum of Increase of Share Capital.
11.1 *	Reconciliation of basic and diluted net loss per common share (“EPS”).
31.1 *	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 **	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 **	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

+	Incorporated by reference to Exhibit 4.2 to our filing on Form 8-A/A of July 9, 2003 (File No. 0-27662).

**	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (sub-sections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), and are not being filed as exhibits to this report.

IPC HOLDINGS, LTD.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPC Holdings, Ltd.

(Registrant)

Date	October 26th 2005	/s/ James P. Bryce

James P. Bryce
President and Chief Executive Officer

Date	October 26th 2005	/s/ John R. Weale

John R. Weale
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
Unless otherwise indicated, exhibits are incorporated by reference to the corresponding numbered exhibits to the Company’s Registration Statement on Form S-1 (Registration No. 333-00088).

Exhibit
Number	Description
3.1	Memorandum of Association of the Company.
3.2 +	Amended and Restated Bye-laws of the Company.
3.3	Form of Memorandum of Increase of Share Capital.
11.1 *	Reconciliation of basic and diluted net loss per common share (“EPS”).
31.1 *	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 **	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 **	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

+	Incorporated by reference to Exhibit 4.2 to our filing on Form 8-A/A of July 9, 2003 (File No. 0-27662).

**	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (sub-sections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), and are not being filed as exhibits to this report.