Form 10-K
period 2005-12-31
IPC HOLDINGS LTD
filed 2006-02-28
CIK 909815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

(441) 298-5100
(Registrant’s telephone number,
including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Shares, par value $0.01 per share
Series A Mandatory Convertible Preferred Shares, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes       No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes      No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer      Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No

The aggregate market value of the Registrant’s common shares held by non-affiliates of the Registrant as of June 30, 2005, was $1,451,331 based on the last reported sale price of common shares on the Nasdaq National Market system on that date.

The number of the Registrant’s common shares, par value U.S. $0.01 per share, as of February 28, 2006, was 63,606,290.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant’s 2005 Annual Report to Shareholders (the “Annual Report”) to be mailed to shareholders on or about April 28, 2006 are incorporated by reference into Part II of this Form 10-K. With the exception of the portions of the Annual Report specifically incorporated herein by reference, the Annual Report is not deemed to be filed as part of this Form 10-K.

2. Portions of the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to the Registrant’s Annual Meeting of Shareholders scheduled to be held June 16, 2006 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

IPC HOLDINGS, LTD.

PART I

Special Note Regarding Forward-Looking Information

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition, including, but not limited to, expectations regarding market cycles, renewals and our ability to increase written premium volume and improve profit margins, market conditions, the impact of current market conditions and trends on future periods, the impact of our business strategy on our results, trends in pricing and claims and the insurance and reinsurance market response to catastrophic events. Some forward-looking statements may be identified by our use of terms such as “believes,” “anticipates,” “intends,” “expects” or other words of similar import and relate to our plans and objectives for future operations. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. We do not intend, and are under no obligation, to update any forward-looking statement contained in this report. The largest single factors in our results have been and will continue to be the severity and/or frequency of catastrophic events, which are inherently unpredictable. Numerous factors could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to, the following: (i) the occurrence of natural or man-made catastrophic events with a frequency or severity exceeding our expectations; (ii) the adequacy of our loss reserves and the need to adjust such reserves as claims develop over time; (iii) any lowering or loss of one of the financial ratings of IPC Holdings’ wholly-owned subsidiary, IPCRe Limited (“IPCRe”) and/or IPCRe Europe Limited (“IPCRe Europe”); (iv) a decrease in the level of demand for property catastrophe reinsurance, or increased competition owing to increased capacity of property catastrophe reinsurers; (v) the effect of competition on market trends and pricing; (vi) loss of our non-admitted status in United States jurisdictions or the passage of federal or state legislation subjecting us to supervision or regulation in the United States; (vii) challenges by insurance regulators in the United States to our claim of exemption from insurance regulation under current laws; (viii) a contention by the United States Internal Revenue Service that we are engaged in the conduct of a trade or business within the U.S.; (ix) loss of services of any one of our executive officers; (x) changes in interest rates and/or equity values in the United States of America and elsewhere; or (xi) changes in exchange rates and greater than expected currency exposure.

References in this report to the “Company”, “IPC”, “we”, “us” or “our” refer to IPC Holdings, Ltd. and its consolidated subsidiaries, unless the context otherwise requires. References to “IPC Holdings” refer solely to IPC Holdings, Ltd., unless the context otherwise requires. All currency amounts in this report are in United States dollars, unless the context otherwise requires.

Item 1.	Business

General Development of the Business

Overview.  We provide property catastrophe reinsurance and, to a limited extent, property-per-risk excess, aviation (including satellite) and other short-tail reinsurance on a worldwide basis. During 2005, approximately 83% of our gross premiums written, excluding reinstatement premiums, covered property catastrophe risks. Property catastrophe reinsurance covers unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters. The substantial majority of the reinsurance written by IPCRe has been, and continues to be, written on an excess of loss basis for primary insurers rather than reinsurers, and is subject to aggregate limits on exposure to losses. During 2005, we had approximately 258 clients from whom we received either annual/deposit or adjustment premiums, including many of the leading insurance companies around the world. In 2005, approximately 42% of those clients were based in the United States, and approximately 40% of gross premiums written, excluding reinstatement premiums, related primarily to U.S. risks. Our non-U.S. clients and covered risks are located principally in Europe, Japan, Australia and New Zealand. During 2005, no single ceding insurer accounted for more than 4.1% of our gross premiums written, excluding reinstatement premiums. Certain AIG subsidiaries, when taken in the aggregate, accounted for 8% of gross premiums written, excluding reinstatement premiums. At December 31, 2005, IPC Holdings had total shareholders’ equity of $1,616 million and total assets of $2,778 million.

In response to a severe imbalance between the global supply of and demand for property catastrophe reinsurance that developed in the period from 1989 through 1993, IPC Holdings and its wholly-owned subsidiary, IPCRe were formed as Bermuda companies and commenced operations in June 1993 through the sponsorship of American International Group, Inc. (“AIG”), a holding company incorporated in Delaware which, through its subsidiaries, is primarily engaged in a broad range of insurance and insurance-related activities and financial services in the United States and abroad. AIG purchased 24.4% of IPC Holdings’ initial share capital and an option (which was exercised on December 12, 2001) to obtain up to an additional 10% (on a fully diluted basis, excluding employee stock options) of our share capital (the “AIG Option”). Since our formation, subsidiaries of AIG have provided administrative, investment management and custodial services to us, and until December 31, 2005, the Chairman of the Boards of Directors of IPC Holdings, IPCRe and IPCRe Underwriting Services Limited (“IPCUSL”) was also a director and officer of various subsidiaries and affiliates of AIG. Since January 1, 2006 one of the directors of IPC Holdings and IPCRe is also the president and chief executive officer of American International Company, Ltd. (“AICL”), an indirect, wholly-owned subsidiary of AIG. See “Item 13. Certain Relationships and Related Transactions.” For a discussion of the limitation of voting rights of any 10% or more beneficial owner of common shares (including AIG) to less than 10% of total voting rights, see Amendment No. 2 to the Company’s Registration Statement on Form 8-A, dated July 9, 2003. We are currently negotiating amended terms and conditions with AICL with respect to the administrative services agreement, which renews July 1, 2006.

On March 13, 1996, IPC Holdings completed an initial public offering in which 13,521,739 of the 25,000,000 common shares outstanding, were sold by existing shareholders. IPC Holdings’ common shares are quoted on the Nasdaq National Market under the ticker symbol “IPCR”.

On September 10, 1998, IPCRe incorporated a subsidiary in Ireland, named IPCRe Europe Limited. Effective October 1, 1998, IPCRe Europe commenced underwriting selected reinsurance business, primarily in Europe. Currently, IPCRe Europe retrocedes 90% of the business it underwrites to IPCRe.

On November 7, 2001, IPC Holdings incorporated a subsidiary in Bermuda, IPCUSL, which is licensed as an Underwriting Agent and currently acts for Allied World Assurance Company, Ltd, a Bermuda-based Class 4 insurer in which AIG has a 23.3% ownership interest (see “Item 13. Certain Relationships and Related Transactions”, and Note 8 to the Consolidated Financial Statements — Related Party Transactions).

On December 12, 2001, we completed a follow-on public offering in which 17,480,000 common shares were sold (including the exercise of the over-allotment option of 2,280,000 common shares) at $26.00 per share. Concurrent with the offering, we sold 2,847,000 common shares in a private placement to AIG at a price equal to the public offering price. Furthermore, AIG exercised the AIG Option, whereby they acquired 2,775,000 common shares at an exercise price of $12.7746 per share. Total net proceeds raised from these transactions were approximately $546 million.

On October 7, 2005, IPC Holdings filed an S-3 Registration statement with the Securities and Exchange Commission (“SEC”) in the amount of $1,250,000,000, which became effective on October 17, 2005. On October 25, 2005, IPC announced its intention to issue and sell common shares and series A mandatory convertible preferred shares in underwritten offerings. On November 4, 2005, we completed a follow-on public offering in which 11,527,000 common shares were sold (including the exercise of the over-allotment option of 1,048,000 shares) at $26.25 per share. On the same date, 3,675,000 common shares were sold directly to AIG at a price equal to the public offering price. AIG presently owns 15,397,000 common shares, or 24.2%, of our outstanding common shares. AIG has informed us that they presently intend to continue their common share ownership in the Company for the foreseeable future. In addition, we have provided AIG with three demand registration rights covering its existing common share ownership (including the common shares purchased in connection with the follow-on offering in November 2005) until December 31, 2012. On November 4, 2005, we also completed a public offering in which 9,000,000 7.25% series A mandatory convertible preferred shares were sold, with a liquidation preference of $26.25 per share. Each series A mandatory convertible preferred share is non-voting, except in certain circumstances, and will automatically convert on November 15, 2008 into between 0.8333 and 1.0000 common shares, subject to anti-dilution adjustments, depending on the average closing price of our common shares over the 20-day trading period ending on the third trading day prior to such event. Prior to November 15, 2008, holders may elect to convert each series A mandatory convertible preferred share into 0.8333 common shares, subject to anti-dilution adjustments. We may, at any time prior to November 15, 2008, accelerate the conversion date of all of the outstanding preferred shares under certain prescribed circumstances at a maximum conversion rate of 1.0000 common share for each preferred share. We will pay annual dividends of $1.903125 on each series A mandatory convertible preferred share, to the extent we are legally permitted to pay dividends and our board of directors or authorized committee thereof declares a dividend payable. AIG did not participate in the offering of series A mandatory convertible preferred shares. Total net proceeds from these transactions were approximately $614 million. We intend to use the net proceeds from the public offerings of common shares and series A mandatory convertible preferred shares to provide additional capital for reinsurance operations and general corporate purposes.

Internet Address:  Our Internet address is www.ipcre.bm and the investor relations section of our web site is located at www.ipcre.bm/financials/quarterly-index.html. We make available free of charge, on or through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Recent Industry and Legislative Developments

During 2004 and 2005, the combined insured property losses from all catastrophic events set new consecutive annual records. Events in 2004 included the four hurricanes that made landfall in Florida and affected other parts of the south-eastern United States and the Caribbean in the third quarter, and a record number of typhoons which made landfall in Japan, several of which resulted in significant insured losses. Published estimates of the aggregated industry losses from these third quarter, 2004 events range from $30 billion to $35 billion. During 2005, there was a record number (27) of named storms in the north Atlantic, including hurricanes Katrina, Rita and Wilma. In addition, cyclone Erwin affected parts of northern Europe in January, 2005 and floods impacted parts of central Europe in August, 2005. Hurricane Katrina and the flooding that subsequently affected New Orleans and other parts of Louisiana are estimated to have resulted in the largest amount of insured losses from associated events. Published estimates of the aggregated industry losses from 2005 events range from $60 billion to $80 billion.

The impact of the magnitude of these events on the insurance and reinsurance industry has been multi-faceted. Pressure on the amount of reinsurance capacity available has not only resulted from the significant financial impact of these events on companies’ operating results and shareholders’ equity (or “policyholder surplus” in mutual companies), but also because of changes in rating agency requirements in respect of insurance/reinsurance companies’ capital levels and the amount of their aggregate exposures. In response to these new requirements, as well as to meet anticipated increased demand, many companies, including ourselves, raised capital, to at least replenish what had been lost as a result of the catastrophes in 2005. In addition, in an effort to reduce exposures, many insurance companies have sought to buy more reinsurance, including property catastrophe reinsurance. In some cases, where traditional reinsurance capacity has not been either sufficient or available to meet these new demands, some insurance companies have used alternative solutions, such as risk securitizations. Similarly, reinsurance companies have also sought to reduce their exposures, partly as a result of pressure from rating agencies. However, the amount of retrocessional (reinsurance protection for reinsurance companies) capacity has been significantly reduced, and the price of the capacity that is available is very high. In response to this situation, capital market participants, including hedge funds, have established vehicles to provide reinsurance companies with retrocessional support. In some cases, these new vehicles have entered into agency relationships with the reinsurance companies that they provide coverage for, such that the reinsurance company can also write third party retrocessional business on their behalf.

Furthermore, in late 2005 and the beginning of 2006, there have been a number of new reinsurance companies which have formed in Bermuda and elsewhere, to meet the anticipated increase in demand for reinsurance coverage, including property catastrophe reinsurance. The events affecting the insurance/reinsurance industry in the second half of 2005 are typical of the cyclical nature of this business, which have been repeated many times in the past, even during the comparatively short period of time that IPC has been in existence. From 1996 to 1999, there was an increase in the supply of reinsurance capacity, which caused downward pressure on pricing. In 1996, 1997, 2000, 2002 and 2003 few major catastrophic events occurred. Consequently, few claims were made on IPCRe. In contrast thereto, many catastrophic events occurred in 1998, 1999, 2001, 2004 and 2005 in many parts of the world, including numerous hurricanes, hailstorms, cyclones, and the terrorist attacks carried out in the U.S. on September 11, 2001. The property catastrophe reinsurance market began experiencing improvements in rates, terms and conditions in the fourth quarter of 2000. The improvements in rates, terms and conditions continued throughout 2001 and were accelerated by the terrorist attacks of September 11. During the fourth quarter of 2001, in response to the reduction in the capacity and anticipated increased demand, many companies, including ourselves, raised additional capital. There were also a number of new insurance and reinsurance companies formed in Bermuda and elsewhere, to satisfy demand and benefit from improved market terms and conditions. We believe that the additional capital flowing into the market affected price increases in 2002 and 2003, as they were not as large as previously anticipated. While prices continued to increase during 2003 and 2004, the rate of increase moderated over time, such that pricing in the second half of 2004 was generally leveling off. Despite the level of catastrophe activity in 2004, pricing of our business renewing in the first half of 2005 was generally flat or with modest declines of around 5% for contracts that had not incurred any losses, while loss-impacted contracts had increases of between 10% and 25%. Renewals of contracts with U.S. cedants from July 1, 2005 onwards saw the return of modest increases in premium rates, generally as a result of additional development of claims from events in the third quarter of 2004. Because of the unprecedented level of insured losses from events which occurred in the second half of 2005, pricing for contracts with U.S. cedants saw significant increases, especially contracts with coastal exposures, during negotiations for business renewing January 1, 2006. Generally, renewals of contracts with U.S. cedants that had not had claims arising from events in 2004 or 2005 saw price increases in the range of 10% to 25%, while contracts that had incurred losses in 2005 saw increases of between 50% and 100%, or more.

With respect to terms and conditions other than pricing, for renewals in the period 2002 to 2005 the coverage of claims that are the result of “terrorist acts” was generally excluded from property catastrophe reinsurance contracts covering large commercial risks, but not excluded for personal lines or other coverages except where caused by nuclear, biological or chemical means. During the period 2002 to 2005, IPCRe participated in a number of underwriting pools which cover property losses arising from terrorist acts as a separate hazard.

On November 26, 2002, the Terrorism Risk Insurance Act of 2002 (“TRIA”) was signed into law. It expired at the end of 2005, but was renewed in modified form for 2006 and 2007. TRIA, which does not apply to reinsurance companies such as IPCRe, establishes a temporary federal program which requires U.S. and other insurers to offer coverage in their commercial property and casualty policies for losses resulting from terrorists’ acts committed by foreign persons or interests in the United States or with respect to specified U.S. air carriers, vessels or missions abroad. The coverage offered may not differ materially from the terms, amounts and other coverage limitations applicable to other policy coverages. Generally, insurers will pay all losses resulting from a covered terrorist act to policyholders, retaining a defined “deductible” and 10% of losses above the deductible. In its revised form, the insurers’ deductible level is raised from 15% of earned premiums in covered lines in 2005, to 17.5% for 2006, and 20% in 2007. The federal government will reimburse insurers for 90% of losses above the deductible and, under certain circumstances, the federal government will require insurers to levy surcharges on policyholders to recoup for the federal government its reimbursements paid. The trigger for federal outlays has been raised from $5 million in insured losses arising from a terrorist act, to $50 million in 2006, and $100 million in 2007.

As a result of TRIA, our participation in coverage for terrorism within the United States declined during 2003, 2004 and 2005. We have continued to exclude losses resulting from terrorist acts, as defined in this legislation, from U.S. property catastrophe contracts covering large commercial risks incepting January 1, 2006.

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

The primary elements of our strategy include:

Disciplined Risk Management.  We seek to limit and diversify our loss exposure through six principal mechanisms: (i) writing substantially all of our premiums on an excess of loss basis, which limits our ultimate exposure per contract and permits us to determine and monitor our aggregate loss exposure; (ii) adhering to maximum limitations on reinsurance accepted in defined geographical zones; (iii) limiting program size for each client in order to achieve diversity within and across geographical zones; (iv) administering risk management controls appropriately weighted with our modeling techniques, as well as our assessment of qualitative factors (such as the quality of the cedant’s management and capital and risk management strategy); (v) utilizing a range of attachment points for any given program in order to balance the risks assumed with the premiums written; and (vi) prudent underwriting of each program written. We decline to renew existing business if the terms were unfavorable or if the exposure would violate any of these limitations. We utilize a limited amount of retrocessional protection. Therefore, we retain most of the risk in the reinsurance contracts we write and pay a relatively small amount in retrocession premiums.

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

Disciplined Investment Management.  In light of the risks of our underwriting business, our primary investment strategy is capital preservation. Current investment guidelines permit investments in equities up to a maximum of 20% of the total portfolio, up to 7.5% in hedge funds and our fixed maturity investments are substantially limited to the top three investment grades or the equivalent thereof, at the time of purchase. At December 31, 2005 our equity and hedge fund investments consisted of four managed funds: an institutional index fund, which tracks the investment returns of the S & P 500 Index, a fund of hedge funds, a north American equity fund and a global equity fund. The last three funds are managed by a subsidiary of AIG. These investments represented 20.5% of the total fair value of our investment portfolio on December 31, 2005. On that date, 79.3% of our fixed maturity investments consisted of cash and cash equivalents, U.S. Treasuries or other government agency issues and investments with an AAA or AA rating.

Business

General.  We provide treaty reinsurance principally to insurers of personal and commercial property worldwide. Treaty reinsurance is reinsurance of a specified type or category of risk defined in a contract. As described below, we write most reinsurance on an excess of loss basis. Most of our policies are limited to losses occurring during the policy term. Our property catastrophe reinsurance coverages, which accounted for 83% of our gross premiums written, excluding reinstatement premiums, during 2005, are generally “all-risk” in nature, subject to various policy exclusions. Our predominant exposure under such coverages is to property damage from unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes and volcanic eruptions, although we are also exposed to losses from sources as diverse as freezes, riots, floods, industrial explosions, fires, and other man-made or natural disasters. The balance of premiums written are derived from aviation (including satellite), property-per-risk excess of loss and other short-tail reinsurance. In accordance with market practice, our property catastrophe reinsurance coverage generally excludes certain risks such as war, pollution, nuclear contamination and radiation. During the four year period between 2002 and 2005, IPCRe has participated in a number of underwriting pools which cover property losses arising from terrorist acts as a separate hazard.

Because we underwrite property catastrophe reinsurance and have large aggregate exposures to natural and man-made disasters, our loss experience generally has included and is expected to continue to include infrequent events of great severity. Consequently, the occurrence of losses from catastrophic events has caused and is likely to continue to cause our financial results to be volatile. In addition, because catastrophes are an inherent risk of our business, a major event or series of events, such as occurred during 1998, 1999, 2001, 2004 and 2005, can be expected to occur from time to time. In the future, such events could have a material adverse effect on our financial condition or results of operations, possibly to the extent of eliminating our shareholders’ equity. Increases in the values and concentrations of insured property and the effects of inflation have resulted in increased severity of industry losses in recent years, and we expect that those factors will increase the severity of catastrophe losses per year in the future.

We currently seek to limit our loss exposure principally by offering most of our products on an excess of loss basis, adhering to maximum limitations on reinsurance accepted in defined geographic zones, limiting program size for each client and prudent underwriting of each program written. In addition, our policies contain limitations and certain exclusions from coverage. There can be no assurance that our efforts to limit exposure by using the foregoing methods will be successful. In addition, geographic zone limitations involve significant underwriting judgements, including the determination of the area of the zones and the inclusion of a particular policy within a zone’s limits. Underwriting is inherently a matter of judgement, involving important assumptions about matters that are unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance.

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

In addition, we diversify our risk by, to a limited extent, writing other short-tail coverages, including risk excess of loss, aviation (including satellite), and to a limited extent, other lines, including marine, and kidnap and ransom and related exposures. These lines diversify risk (although they may involve some catastrophe exposure) and thus reduce the volatility in results of operations caused by catastrophes.

The following table sets out our gross premiums written, excluding reinstatement premiums, by type of reinsurance.

	Year Ended December 31,
	2005		2004		2003
		Percentage		Percentage		Percentage
		of		of		of
Type of Reinsurance	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
Assumed	Written	Written	Written	Written	Written	Written
	(In thousands)		(In thousands)		(In thousands)

Catastrophe excess of loss	$285,264	83.1%	$291,087	84.2%	$264,894	84.0%
Risk excess of loss	10,040	2.9%	9,851	2.8%	8,749	2.8%
Retrocessional reinsurance	26,458	7.7%	20,552	5.9%	17,697	5.6%
Aviation	9,618	2.8%	15,099	4.4%	12,066	3.8%
Other	11,858	3.5%	9,313	2.7%	12,122	3.8%

Total	$343,238	100.0%	$345,902	100.0%	$315,528	100.0%

For more detailed information on our profits (or loss) and total assets, we refer to the financial statements filed under Item 8 of this Annual Report on Form 10-K.

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

Aviation Reinsurance.  We also write a small amount of short-tail aviation reinsurance on proportional and excess of loss bases. Although they primarily involve property damage, certain aviation risks may involve casualty coverage arising from the same event causing the property damage. In 2005, the majority of this business was written in two pro rata aviation contracts, where the underlying insurance is written on an excess of loss basis, and one pro rata satellite contract.

Other Lines of Business.  Other lines include a quota share of kidnap and ransom and related exposures; excess of loss and a quota share of medical expense coverage (not renewed in 2005), a quota share of workers’ compensation catastrophe excess (not renewed in 2004); some marine excess of loss contracts and some miscellaneous property covers, on both a pro rata and excess of loss basis.

Policy Features.  Historically, our policies have been written for a one-year period, and generally without experience-based adjustments. In keeping with industry trends, a proportion of our policies in 1999 were for terms of fifteen to eighteen months, in part to address concerns regarding Y2K risks. Commencing in the second quarter of 1999, we declined renewals and submissions of new business which were on a multi-year basis, because of the general inadequacy of market pricing. In addition, during the same period, the industry offered a variety of experience-based incentives such as “no claims” bonuses and profit commissions. A proportion of our policies included some or all of these incentives, but we have generally declined to accept such terms during the past five years. Because of the improvements in terms and conditions that have taken place since 2002, we will consider writing business on a multi-year basis treaty by treaty.

Underwriting Services.  Beginning on December 1, 2001, we commenced providing underwriting services to Allied World Assurance Company Ltd., a multi-line insurance and reinsurance company in which AIG owns a 23.3% ownership interest. (See “Item 13. Certain Relationships and Related Transactions”, and Note 8 to the Consolidated Financial Statements — Related Party Transactions.) The provision of this service will come to an end effective November 30, 2007.

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

The following table sets out gross premiums written, excluding reinstatement premiums, and the percentage of such premiums allocated to the zones of coverage exposure.

	Year Ended December 31,
	2005		2004		2003
		Percentage		Percentage		Percentage
		of		of		of
Geographic	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
Area(1)	Written	Written	Written	Written	Written	Written
	(In thousands)		(In thousands)		(In thousands)

United States	$136,331	39.7%	$130,327	37.7%	$134,128	42.5%
Worldwide(2)	66,260	19.3%	56,115	16.2%	50,550	16.0%
Worldwide (excluding the U.S.)(3)	5,419	1.6%	7,082	2.1%	15,416	4.9%
Europe	94,183	27.4%	108,377	31.3%	86,693	27.5%
Japan	24,395	7.1%	20,439	5.9%	15,595	4.9%
Australia and New Zealand	14,647	4.3%	20,418	5.9%	9,946	3.2%
Other	2,003	0.6%	3,144	0.9%	3,200	1.0%

Total	$343,238	100.0%	$345,902	100.0%	$315,528	100.0%

Notes:

(1)	Except as otherwise noted, each of these categories includes contracts that cover risks primarily located in the designated geographic area.

(2)	Includes contracts that cover risks primarily in two or more geographic zones, including the United States.

(3)	Includes contracts that cover risks primarily in two or more geographic zones, excluding the United States.

The following table sets out our gross aggregate in-force liability allocated to various zones of coverage exposure at January 1, 2006, 2005 and 2004. Our aggregate limits will be reduced to the extent that business is ceded to our reinsurance facilities (see “Retrocessional Reinsurance Purchased” below).

	Aggregate Limit of Liability at January 1,
Geographic Area	2006	2005	2004
	(In thousands)	(In thousands)	(In thousands)

United States
New England	$1,062,731	$1,087,617	$977,208
Atlantic	1,084,192	1,098,190	1,034,551
Gulf	1,040,028	1,053,427	978,042
North Central	1,050,960	1,075,801	980,491
Mid West	1,015,877	1,034,271	963,394
West	1,029,394	1,048,816	956,375
Alaska	719,948	669,674	591,250
Hawaii	645,433	601,819	545,847
Total United States(1)	1,215,760	1,301,813	1,218,265
Canada	202,807	216,977	169,402
Worldwide(2)	261,541	272,039	212,433
Worldwide (excluding the U.S.)(3)	68,388	81,417	80,139
Northern Europe	1,055,449	992,525	934,122
Japan	291,190	275,210	227,655
Australia and New Zealand	309,225	312,950	233,080

Notes:

(1)	The United States in aggregate is not a zone. The degree of “double-counting” in the 8 U.S. zones is illustrated by the relation of the aggregate in-force limit of liability for the United States compared to the individual limits of liability in the 8 zones.

(2)	Includes contracts that cover risks primarily in two or more geographic zones, including the United States.

(3)	Includes contracts that cover risks primarily in two or more geographic zones, excluding the United States.

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

Underwriting and Program Limits

In addition to geographic zones, we seek to limit our overall exposure to risk by pursuing a disciplined underwriting strategy which limits the amount of reinsurance we will supply in accordance with a particular program or contract, so as to achieve diversification within and across geographical zones. Commencing January 2004 and continued in 2005, the maximum exposure was generally limited to $60 million per program and to $10 million per contract. In 2003, program limits and contract limits were $50 million and $10 million, respectively. Under the authority of the Chief Executive Officer, we have exceeded these limits in a small number of instances. We also attempt to distribute our exposure across a range of attachment points, i.e., the amount of claims that have to be borne by the ceding insurer before our reinsurance coverage applies. Attachment points vary and are based upon our assessment of the ceding insurer’s market share of property perils in any given geographic zone to which the contract relates, as well as the capital needs of the ceding insurer.

Prior to reviewing any program proposal, we consider the appropriateness of the cedant, including the quality of its management and its capital and risk management strategy. In addition, we request that each proposed reinsurance program received includes information on the nature of the perils to be included and detailed aggregate information as to the location or locations of the risks covered under the catastrophe contract. Additional information would also include the cedant’s loss history for the perils being reinsured, together with relevant underwriting considerations which would impact exposures to catastrophe reinsurers. We first evaluate exposures on new programs in light of the overall zone limits in any given catastrophe zone, together with program limits and contract limits, to ensure a balanced and disciplined underwriting approach. If the program meets all these initial underwriting criteria, we then evaluate the proposal in terms of its risk/reward profile to assess the adequacy of the proposed pricing and its potential impact on our overall return on capital. Once a program meets our requirements for underwriting and pricing, the program would then be authorized for acceptance.

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

Generally, the proposed terms of coverage, including the premium rate and retention level for excess of loss contracts, are set by the lead reinsurer and agreed to by the client and broker. On placements requiring large market capacity, typically the broker strives to achieve a consensus of proposed terms with many participating underwriters to ensure placement. On both U.S. and non-U.S. business, we act in many cases as a lead or consensus lead reinsurer. When not the lead, we sometimes actively negotiate additional terms or conditions. If we elect to authorize a participation, the underwriter will specify the percentage or monetary participation in each layer, and will execute a slip wording or contract wording to formalize coverage.

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

Retrocessional Reinsurance Purchased

Effective January 1, 1999, we arranged a proportional reinsurance facility covering property catastrophe business written by IPCRe. For the five year period to December 31, 2004, the facility provided coverage of up to $50 million in each of at least 5 named zones, and potentially other zones of our choosing, provided that the risks in those zones do not accumulate with those in the named zones. The United States and the Caribbean are excluded zones. The named zones are the United Kingdom; Europe (excluding the U.K.); Australia / New Zealand; Japan and

Other. Effective January 1, 2005, the facility provides coverage of up to $75 million in each of the named zones, with the exception of Europe (excluding the U.K.), where the coverage remains limited to $50 million. Business ceded to the facility is solely at our discretion. Within these limitations, we may designate the treaties to be included in the facility, subject to IPCRe retaining at least 50% of the risk. The premium ceded is pro rata, less brokerage, taxes and an override commission. A subsidiary of AIG, as a participating reinsurer, has a 10% participation on a direct basis. Most reinsurers participating in the facility have financial strength ratings issued by S & P and/or A.M. Best of A or above, and the minimum rating is A- at the time of acceptance. This facility has been renewed annually and the bound participation has varied between 92.0%, and 37.0%. Participation in 2005 was 83.33%. IPCRe participates on the balance. The bound participation for 2006 is 60.5%.

Effective January 1, 2002 we arranged a Property Catastrophe Excess of Loss reinsurance facility in respect of certain property business written by IPCRe. This facility covers first losses only for the business ceded to this facility and all subsequent reinstatement premiums, and further events in that year are retained by IPCRe. Business ceded to this facility includes worldwide business excluding the United States and Canada. IPCRe originally ceded $15 million ultimate net loss in the aggregate per contract year to the facility. IPCRe’s retention is $10 thousand in the aggregate. This facility was renewed at January 1, 2003, 2004 and 2005 with a reinsurer whose rating is AA-. Under the terms of the treaty for 2003, coverage was $30 million excess of $10 thousand in the aggregate, and for 2004 and 2005 this was increased to $50 million excess of $10 thousand in the aggregate. At January 1, 2006 the facility has been renewed with the same terms as the expiring contract.

Marketing

Our customers generally are sophisticated, long-established insurers who understand the risks involved and who desire the assurance not only that claims will be paid but that reinsurance will continue to be available after claims are paid. Catastrophic losses can be expected to affect financial results adversely from time to time, and we believe that financial stability, ratings and growth of capital (as well as service and innovation) are essential for creating long-term relationships with clients, and that such relationships are key to creating long-term value for the Company and our shareholders. During 2005, no single ceding insurer accounted for more than 4.1% of our gross premiums written, excluding reinstatement premiums.

We market our reinsurance products worldwide through non-exclusive relationships with more than 50 of the leading reinsurance brokers active in the U.S. and non-U.S. markets for property catastrophe reinsurance.

Based on premiums written during the year ended December 31, 2005, the four broker groups from which we derived the largest portions of our business in 2005 (with the approximate percentage of our premium volume derived from such group, excluding reinstatement premiums) are Marsh & McLennan Companies, Inc. (34.3%), Aon Corp. and affiliates (28.5%), Willis Group (14.6%), and Benfield Group (9.4%). For the years ended December 31, 2004 and 2003, respectively, the approximate percentages on a comparative basis were: Marsh — 32.2% and 35.0%; Aon — 32.6% and 26.2%; Willis — 12.8% and 12.6%; Benfield — 9.4% and 12.4%. During the year ended December 31, 2005, we had in force reinsurance contracts with only eight ceding companies which were not derived from a reinsurance broker; otherwise, our products are marketed exclusively through brokers. All brokerage transactions are entered into on an arm’s-length basis.

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

Reserves for Losses and Loss Adjustment Expenses

Under generally accepted accounting principles in the United States of America (“GAAP”), we are not permitted to establish loss reserves until the occurrence of an event which may give rise to a claim. Once such an event occurs, we establish reserves based upon estimates of losses incurred by the ceding insurers as a result of the event and our estimate of the portion of such loss we have reinsured. With respect to our pro rata business, we establish loss reserves as determined by a historical loss development pattern. Only loss reserves applicable to losses incurred up to the reporting date may be set aside, with no allowance for the provision of a contingency reserve to account for expected future losses. Claims arising from future catastrophic events can be expected to require the establishment of substantial reserves from time to time. Our reserves are adjusted as we receive notices of claims and proofs of loss from reinsureds and as estimates of severity of damages and our share of the total loss are revised.

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

Loss reserves represent our estimates, at a given point in time, of the ultimate settlement and administration costs of claims incurred, and it is possible that the ultimate liability may exceed or be less than such estimates. Such estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends in claim severity and frequency and other variable factors such as inflation and currency exchange rates. During the claim settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward, and any such adjustment would affect our results of operations in the period when the adjustment is determined. Even after such adjustments, ultimate liability may materially exceed or be less than the revised estimates. In contrast to casualty losses, which frequently can be determined only through lengthy, unpredictable litigation, property losses tend to be reported promptly and settled within a shorter period of time. However, complexity resulting from problems such as multiple events affecting one geographic area and the resulting impact on claims adjusting (including allocation of claims to event and the effect of demand surge) by, and communications from, ceding companies, can cause delays in the timing with which we are notified of changes to loss estimates. The following table presents an analysis of paid, unpaid and incurred losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses for the years indicated:

	2005	2004	2003

Gross loss reserves, beginning of the year	$274,463	$123,320	$119,355
Loss reserves recoverable, beginning of the year	(5,006)	(1,810)	(405)

Total net reserves, beginning of year	269,457	121,510	118,950

Net losses incurred related to:
Current year	1,017,495	229,112	40,334
Prior years	55,167	(13,504)	14,048

Total incurred losses	1,072,662	215,608	54,382

Net paid losses related to:
Current year	(96,705)	(33,967)	(8,007)
Prior years	(170,399)	(34,740)	(47,803)

Total paid losses	(276,104)	(68,707)	(55,810)

Effect of foreign exchange movements	(4,013)	1,046	3,988
Total net reserves, end of year	1,071,002	269,457	121,510
Loss reserves recoverable, end of year	1,054	5,006	1,810

Gross loss reserves, end of year	$1,072,056	$274,463	$123,320

Losses incurred in the year ended December 31, 2005 are predominantly due from hurricanes Katrina, Rita and Wilma which struck Louisiana, Texas and Florida, respectively. Losses from these events total $976,500. Losses incurred in the year ended December 31, 2005 in respect of prior years primarily result from development of 2004 reserves relating to three of the four hurricanes which struck Florida, two of the typhoons which struck Japan and the Indonesian tsunami. For certain catastrophic events there is considerable uncertainty underlying the assumptions and associated estimated reserves for losses and loss adjustment expenses. Reserves are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments could require a material change in the amount estimated. However, complexity resulting from problems such as policy coverage issues, multiple events affecting one geographic area and the resulting impact on claims adjusting (including allocation of claims to event and the effect of demand surge on the cost of building materials and labour) by, and communications from, ceding companies, can cause delays to the timing with which IPCRe is notified of changes to loss estimates. In particular the estimate for hurricane Katrina has been based on industry insured loss estimates, output from both industry and proprietary models, a review of contracts potentially affected by the events, information received from both clients and brokers and management judgement. It has also been assumed that underlying policy terms and conditions are upheld during the loss adjustment process. The unique circumstances and severity of this devastating catastrophe, including the extent of flooding and limited access by claims adjusters, introduce additional uncertainty to the normally difficult process of estimating catastrophe losses. This is compounded by the potential for legal and regulatory issues arising regarding the scope of coverage. Consequently, the ultimate net impact of losses from this event on the Company’s net income might differ substantially from the foregoing estimate. Such adjustments, if necessary, are reflected in results of operations in the period in which they become known.

Losses incurred in the year ended December 31, 2004 are predominantly due from the four hurricanes which struck Florida and two of the typhoons which struck Japan in the third quarter of 2004. These events total $223,600. Losses incurred in the year ended December 31, 2004 in respect of prior years include favourable development on 2003 losses for the May hailstorms/tornadoes, Hurricane Isabel and the California brush fires, and 2002 losses for the eastern European floods.

Losses incurred in the year ended December 31, 2003 included $10,250 for tornadoes and hailstorms which affected the mid-west United States in April and May, $8,000 for the various brush fires in California in October, and $8,500 for various windstorms, including Hurricanes Isabel and Fabian, which took place around the world during the third quarter of 2003. Losses incurred in the year ended December 31, 2003 in respect of prior years include $7,000 development of losses for Tropical Storm Allison which took place in June 2001, primarily resulting from an unfavourable court ruling regarding an insurance policy dispute between a cedant and the original insured under the policy in March 2003, and increases to claims resulting from Hurricane Lili and storms which affected Europe, in October 2002.

The following table represents the development of our GAAP balance sheet reserves for the period 1995 to 2005. This table does not present accident or policy year development data. The top line of the table shows the gross reserves for losses and loss adjustment expenses at the balance sheet date for each of the indicated years. This represents the estimated amounts of losses and loss adjustment expenses arising in the current year and all prior years that are unpaid at the balance sheet date, including IBNR reserves. The table also shows the re-estimated amount of previously recorded reserves based on experience as of each of the succeeding year. The estimate changes as more information becomes known about the frequency and severity of losses for individual years. The “cumulative redundancy (deficiency) on gross reserves” represents the aggregate change to date from the indicated estimate of the gross reserve for losses and loss adjustment expenses.

Year Ended December 31,	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
	(In millions of U.S. dollars)

Gross reserve for losses & loss adjustment expenses	24.7	28.5	27.5	52.0	111.8	60.1	162.1	119.5	123.3	274.4	1,072.1
1 year later	26.3	28.1	33.7	65.2	146.9	62.4	169.0	136.9	110.7	327.1
2 years later	26.8	26.1	33.3	65.2	143.1	60.3	178.1	131.0	111.1
3 years later	25.6	25.3	31.5	60.8	142.6	60.8	174.4	128.3
4 years later	24.8	24.2	29.3	60.9	143.1	60.2	172.5
5 years later	24.1	23.8	29.2	60.8	143.3	59.5
6 years later	24.0	23.6	29.3	62.2	142.6
7 years later	24.0	23.7	30.8	61.3
8 years later	24.1	23.6	30.1
9 years later	24.1	23.6
10 years later	24.1
Cumulative gross paid losses
1 year later	14.3	13.9	15.2	37.3	97.7	24.4	79.7	47.9	35.7	176.7
2 years later	19.8	18.7	23.0	50.0	116.7	39.5	115.2	75.7	59.2
3 years later	22.0	21.1	25.0	52.0	126.9	44.3	130.6	89.9
4 years later	23.2	21.3	25.8	53.6	130.6	49.4	143.5
5 years later	23.2	21.9	26.0	54.4	134.2	51.4
6 years later	23.3	22.1	26.2	56.8	136.0
7 years later	23.4	22.2	27.9	57.2
8 years later	23.4	22.3	27.9
9 years later	23.4	22.3
10 years later	23.5
Gross reserve for losses and loss adjustment expenses	24.7	28.5	27.5	52.0	111.8	60.1	162.1	119.5	123.3	274.4
Gross liability re-estimated	24.1	23.6	30.1	61.3	142.6	59.5	172.5	128.3	111.1	327.1
Cumulative redundancy (deficiency) on gross reserves	0.6	4.9	(2.6)	(9.3)	(30.8)	0.6	(10.4)	(8.8)	12.2	(52.7)

See also “Management’s Discussion and Analysis — Critical Accounting Policies” contained in the Annual Report, and the discussion on the reserve for losses and loss adjustment expenses above, for further information on the deficiencies for 2001 and 2004. The deficiency in 1999 arose primarily because two significant events occurred in the last week of December, 1999, making estimation of the losses resulting from those events extremely difficult.

Investments

General.  Our current investment strategy is defined primarily by the need to safeguard our capital, since we believe that the risks inherent in catastrophe reinsurance should not be augmented by a speculative investment policy. For this reason our investment policy is conservative with a strong emphasis on the quality and liquidity of investments. At December 31, 2005, other than cash, our investments consisted of fixed maturity securities, only one of which had a rating of less than A, investments in three equity mutual funds and an investment in a fund of hedge funds. Corporate bonds represented 59% of total fixed maturity investments at December 31, 2005, and of these 54% were issued by non-U.S. corporations and 46% by U.S. corporations. Our investment policy also stresses diversification and at December 31, 2005 we had 93 different issuers in the portfolio with only three issuers (Kreditanstalt Fuer Wiederaufbau, European Investment Bank and Federal National Mortgage Association) that individually represented more than 5% of our portfolio. Guidelines are also set which limit permitted issuers, the amount of non-U.S. dollar denominated securities and the target duration of the portfolio.

The following table summarizes the fair value of our investments and cash and cash equivalents as of December 31, 2005 and 2004:

	December 31,
Type of Investment	2005	2004
	(In thousands)

Fixed Maturities available for sale
U.S. Government and government agencies	$324,175	$317,356
Other governments	293,961	156,075
Corporate	1,179,317	778,886
Supranational entities	201,153	192,259

	1,998,606	1,444,576
Equities, available for sale	530,127	428,620
Cash and cash equivalents	31,113	27,898

	$2,559,846	$1,901,094

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

Maturity and Duration of Portfolio.  Currently, we maintain a target modified duration for the portfolio of between 1.25 years and 5.0 years as being appropriate for the type of business being conducted, although actual maturities of individual securities vary from less than one year to a maximum of ten years for fixed maturity securities and ten years for money-market securities. At December 31, 2005 the fixed maturity portfolio (including cash and cash equivalents within such portfolio) had an average maturity of 3.1 years and an average modified duration of 2.7 years. We believe that, given the relatively high quality of our portfolio, adequate market liquidity exists to meet our cash demands.

The following table summarizes the fair value by maturities of our fixed maturity investment portfolio as of December 31, 2005 and 2004. For this purpose, maturities reflect contractual rights to put or call the securities; actual maturities may be longer.

	December 31,
	2005	2004
	(In thousands)

Due in one year or less	$406,649	$211,795
Due after one year through five years	1,293,991	1,187,731
Due after five years through ten years	297,966	45,050

	$1,998,606	$1,444,576

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

The following table summarizes the composition of the fair value of all cash and fixed maturity investments by rating:

	December 31,
	2005	2004

Cash and cash equivalents	1.5%	1.9%
U.S. Government and government agencies	16.0%	21.6%
AAA	32.3%	31.7%
AA	29.5%	25.7%
A	20.2%	18.5%
BBB	0.5%	0.6%

	100.0%	100.0%

There are no delinquent securities in our investment portfolio.

Equities.  Our investments in equities mostly comprise holdings of units in three mutual funds and the fund of hedge funds described below. The AIG Global Equity Fund is incorporated in Ireland, managed by AIG/Sun America and invests predominantly in large capitalized companies operating in diverse sectors of global equity markets. The AIG American Equity Fund is also incorporated in Ireland, managed by AIG/Sun America and invests predominantly in large capitalized companies operating in diverse sectors of north America. The third fund is the Vanguard Institutional Index Fund, a U.S.-based fund which seeks to replicate the performance of the S & P 500 Index. Dividends received from these funds are reinvested in the respective fund.

On January 2, 2004, we invested an initial $75.0 million in the AIG Select Hedge Fund, a limited company incorporated in the Cayman Islands, managed by a subsidiary of AIG, which invests in a number of hedge funds, typically 30 to 40, managed by unrelated parties, with a variety of investment strategies. The purpose of this investment is to provide additional diversification of our portfolio as a whole, and to potentially improve overall yield. We invested a further $19.0 million in 2004 and $51.0 million in 2005, and dividends received have also been reinvested in the fund.

Real Estate.  Our portfolio does not contain any direct investments in real estate or mortgage loans.

Foreign Currency Exposure.  At December 31, 2005 and 2004, all of our fixed maturity investments were in securities denominated in U.S. dollars. We also have an Australian dollar time deposit in the amount of approximately U.S. $1.0 million (equivalent). The investment guidelines permit up to 20% of the portfolio to be invested in non-U.S. dollar securities. However, from inception, such investments have been made infrequently and for the purpose of improving overall portfolio yield. When we do hold non-U.S. dollar denominated securities, we have entered and may enter into forward foreign exchange contracts for purposes of hedging our non-U.S. dollar denominated investment portfolio. In addition, in the event that loss payments must be made in currencies other than the U.S. dollar, in some cases we will match the liability with assets denominated in the same currency, thus mitigating the effect of exchange rate movements on the balance sheet. To date, this strategy has been used on three occasions. See also “Management’s Discussion and Analysis — Quantitative and Qualitative Disclosure about Market Risk”, contained in the Annual Report.

Derivatives.  Our investment policy guidelines provide that financial futures and options and foreign exchange contracts may not be used in a speculative manner but may be used, subject to certain numerical limits, as part of a defensive strategy to protect the market value of the portfolio. No direct investments were made in derivative instruments during 2005, and there were no open positions at December 31, 2005.

Investment Advisory and Custodial Services.  Investment advisory and custodial services are provided to us by subsidiaries of AIG. See “Item 13. Certain Relationships and Related Transactions”.

Competition

The property catastrophe reinsurance industry is highly competitive. We compete, and will continue to compete, with insurers and property catastrophe reinsurers worldwide, many of which have greater financial, marketing and management resources than we do. Some of our competitors are large financial institutions who have reinsurance divisions, while others are specialty reinsurance companies. In total, there are several hundred companies writing reinsurance of different types, including property catastrophe. Our main competition in the industry comes from multi-line insurance and reinsurance providers that write catastrophe-based products as part of a larger portfolio. Our major competitors include companies based in the U.S., Europe and Bermuda. Though all of these companies offer property catastrophe reinsurance, in many cases it accounts for a small percentage of their total portfolio. In response to a reduction in market capacity and perceived increase in demand, during the fourth quarter of 2005, with similarity to the fourth quarter of 2001, a number of new insurance and reinsurance companies were formed in Bermuda and elsewhere, most of which write property catastrophe reinsurance as part of their larger portfolio. Also, several of our existing competitors have raised additional capital, or may have plans to do so. In addition, there may be established companies or new companies of which we are not aware that may be planning to enter the property catastrophe reinsurance market or existing reinsurers that may be planning to commit capital to this market. Competition in the types of reinsurance business that we underwrite is based on many factors, including premium charges and other terms and conditions offered, services provided, ratings assigned by independent rating agencies, speed of claims payment, claims experience, perceived financial strength, the length of relationships with clients and brokers, and experience and reputation of the reinsurer in the line of reinsurance to be written. Many of the reinsurers who have entered the Bermuda-based and other reinsurance markets have or could have more capital than us. No assurance can be given as to what impact this additional capital will ultimately have on terms or conditions of the reinsurance contracts of the types written by us.

In addition, over the last few years capital market participants, including exchanges and financial intermediaries, have developed financial products such as risk securitizations, intended to compete with traditional reinsurance, the usage of which has grown in volume. Further, the tax policy of the countries in which our clients operate can affect the demand for reinsurance. We are also aware of initiatives by capital market participants to produce additional alternative products that may compete with the existing catastrophe reinsurance markets. This includes the recent entrance of several reinsurance vehicles funded by hedge funds, to write various types of reinsurance, including catastrophe business. We are unable to predict the extent to which any of the foregoing new, proposed or potential initiatives may affect the demand for our products or the risks which may be available for us to consider underwriting.

In September 1996, IPCRe was rated by A.M. Best, who gave it an initial rating of A+ (Superior). This rating was extended to IPCRe Europe in 1999, and was affirmed by A.M. Best in all subsequent years, until November, 2005, when the rating was lowered to A (Excellent), 3rd highest of 15 rating levels. In July, 1997 S & P assigned financial strength and counter-party credit ratings of A+ (Strong), which were also extended to IPCRe Europe in 1999 and affirmed in all subsequent years until November 2005, when it was also lowered to A, (Strong), 6th highest of 18 rating levels. Such ratings are based on factors of concern to cedants and brokers and are not directed toward the protection of investors. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell such securities. While we believe that IPCRe’s current ratings are of benefit, some of our principal competitors have a rating equal to or greater than that of IPCRe. Insurance ratings are one factor used by brokers and cedants in the United States as a means of assessing the financial strength and quality of reinsurers. In addition, a cedant’s own rating may be adversely affected by the rating of its reinsurer(s).

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

Employees

As of February 28, 2006, we employed 15 people on a full-time basis including our Chief Executive Officer, Chief Financial Officer and three underwriters. We believe that employee relations are good. None of our employees are subject to collective bargaining agreements, and we know of no current efforts to implement such agreements at IPC.

Some of our employees, including several of our senior management, are employed pursuant to work permits granted by the Bermuda authorities. These permits expire at various times over the next several years. We have no reason to believe that these permits would not be extended upon request at their respective expirations. However, regulations enacted by the Minister of Labour and Home Affairs in Bermuda have imposed a policy that places a six-year term limit on individuals with work permits who are deemed to be non-key employees.

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

Independent Approved Auditor.  Every registered insurer must appoint an auditor who will annually audit and report on the Statutory Financial Statements and the Statutory Financial Return of the insurer, both of which, in the case of IPCRe, are required to be filed annually with the Authority. The independent auditor of IPCRe must be approved by the Authority and may be the same person or firm which audits IPCRe’s financial statements for presentation to its shareholders. No approved auditor of an insurer may have an interest in that insurer, other than as an insured, and no officer, servant or agent of an insurer shall be eligible for appointment as an insurer’s approved auditor. An insurer must give written notice to the Authority if it proposes to remove or replace its approved auditor, and further, an insurer’s approved auditor must notify the Authority in the event of his resignation or removal, or where the approved auditor includes a material modification of his report on an insurer’s Statutory Financial Statements.

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

Certain United States Federal Income Tax Considerations

The discussion below is only a general summary of certain United States federal income tax considerations that are relevant to certain holders of common shares of IPC Holdings and of series A mandatory convertible preferred shares of IPC Holdings. It does not address all tax considerations that may be relevant to holders of these shares nor does it address tax considerations that may be relevant to certain holders of these shares. Investors and prospective investors should consult their own tax advisors concerning federal, state, local and non-U.S. tax consequences of ownership and disposition of these shares.

Dividends.  Because we believe that we are not a passive foreign investment company, we believe that, if you are a non-corporate U.S. person who holds our common shares, dividends paid to you on our common shares in taxable years beginning before January 1, 2009 that constitute “qualified dividend income” will be taxable to you at a maximum tax rate of 15%, if you hold the common shares for more than 60 days during the 121-day period that begins 60 days before the ex-dividend date and meet other holding period requirements under United States federal income tax rules. Dividends that we pay with respect to the common shares generally will be “qualified dividend income” if, in the year that you receive the dividends, the common shares are readily tradable on an established securities market in the United States. We believe our common shares should be treated as readily tradable on an established securities market in the United States.

Because our series A mandatory convertible preferred shares are not listed on an established securities market in the United States, dividends paid on such shares will not constitute “qualified dividend income” and will be taxed instead at ordinary rates.

For corporate holders, dividends on our common shares and our series A mandatory convertible preferred shares will not be eligible for the dividends-received deduction generally allowed to United States corporations in respect of dividends received from other United States corporations. Distributions in excess of our current and accumulated earnings and profits, as determined for United States federal income tax purposes, will be treated as a non-taxable return of capital to the extent of your basis in your shares and thereafter as capital gain.

Taxation of IPCBDA.  IPCBDA are Bermuda companies, none of which files United States federal income tax returns. We believe that IPCRe operates in such a manner that it is not subject to U.S. tax (other than U.S. excise tax on reinsurance premiums and withholding tax on certain investment income from U.S. sources) because it does not engage in a trade or business in the United States. However, because definitive identification of activities which constitute being engaged in a trade or business in the United States is not provided by the U.S. Internal Revenue Code of 1986, as amended (the “Code”), or regulations or court decisions, there can be no assurance that the

U.S. Internal Revenue Service (the “IRS”) will not contend that any of IPCBDA is engaged in a trade or business in the United States. If IPCRe were to qualify for benefits under the income tax treaty between the United States and Bermuda, it would only be subject to U.S. tax if it is deemed to be engaged in the conduct of a U.S. trade or business through a “permanent establishment” in the United States. Any profits attributable to such permanent establishment would be subject to U.S. tax at regular corporate rates, plus an additional 30% “branch profits” tax on such income remaining after the regular tax, in which case our earnings and shareholders’ equity could be materially adversely affected.

Currently, IPCRe pays premium excise taxes in the United States (1%), Australia (3%), and certain other jurisdictions.

Controlled Foreign Corporation Rules.  Each “United States shareholder” of a “controlled foreign corporation” (“CFC”) who owns shares in the CFC on the last day of the CFC’s taxable year must include in its gross income for United States federal income tax purposes its pro rata share of the CFC’s “subpart F income”, even if the subpart F income is not distributed. For these purposes, any U.S. person who owns, directly or indirectly through foreign persons, or is considered to own under applicable constructive ownership rules of the Code, 10% or more of the total combined voting power of all classes of stock of a foreign corporation will be considered to be a “United States shareholder”. For these purposes, applicable constructive ownership rules under the Code treat any person with a right to acquire voting shares as if such person had exercised such right, and therefore, a holder of our series A mandatory convertible preferred shares will be treated for purposes of determining whether or not it is a United States shareholder as if it owned the common shares into which its series A mandatory convertible preferred shares can be converted. In general, a foreign insurance company such as IPCRe or IPCRe Europe is treated as a CFC only if such “United States shareholders” collectively own more than 25% of the total combined voting power or total value of its stock for an uninterrupted period of 30 days or more during any tax year. AIG owns 24.2% of the common shares, although, pursuant to our Bye-laws, the combined voting power of these shares is limited to less than 10% of the combined voting power of all shares. Because of the dispersion of IPC Holdings’ share ownership among holders other than AIG; because of the restrictions on transfer, issuance or repurchase of our shares; because under the Bye-laws no single beneficial shareholder (except for certain passive investor intermediaries) is permitted to exercise as much as 10% of the total combined voting power of IPC Holdings; and because the terms of our series A mandatory convertible preferred shares prohibit any person from converting the shares in a situation where such conversion would cause any person to own (or be treated as owning under applicable provisions of the Code) 10% or more of our common shares, we believe that shareholders of IPC Holdings should not be treated as “United States shareholders” of a CFC for purposes of these rules. There can be no assurance, however, that these rules will not apply to shareholders of IPC Holdings, including as a result of their indirect ownership of the stock of IPC Holdings’ subsidiaries. If they were to apply and if you hold series A mandatory convertible preferred shares, your pro rata share of our subpart F income with respect to your series A mandatory convertible preferred shares in most years should not, to the extent dividends are paid quarterly, exceed the amount of dividends that have been paid to you.

All U.S. persons who might, directly or through constructive ownership, acquire 10% or more of the shares of IPC Holdings should consider the possible application of the CFC rules.

Related Person Insurance Income Rules.  If IPCRe’s related person insurance income (“RPII”) were to equal or exceed 20% of IPCRe’s gross insurance income in any taxable year, any U.S. person who owns shares directly or indirectly on the last day of the taxable year would likely be required to include in its income for U.S. federal income tax purposes its pro rata share of IPCRe’s RPII for the taxable year, determined as if such RPII were distributed proportionately to such U.S. persons at that date regardless of whether such income is actually distributed. A U.S. person’s pro rata share of IPCRe’s RPII for any taxable year, however, will not exceed its proportionate share of IPCRe’s earnings and profits for the year (as determined for U.S. federal income tax purposes). In particular, if you are a holder of our series A mandatory convertible preferred shares, your share of IPCRe’s RPII with respect to your series A mandatory convertible preferred shares for most years should not, to the extent dividends are paid quarterly, exceed the amount of dividends that have been paid quarterly to you. The amount of RPII earned by IPCRe (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. shareholder of IPCRe or any person related to such shareholder, including IPC Holdings) will depend on a number of factors, including the geographic distribution of IPCRe’s business and the identity of persons directly or indirectly insured or reinsured by IPCRe. Although we do not believe that the 20% threshold was met in taxable years from 1994 to 2005, some of the factors which determine the extent of RPII in any period may be beyond our control. Consequently, there can be no assurance that IPCRe’s RPII will not equal or exceed 20% of its gross insurance income in any taxable year.

The RPII rules described above may also apply to IPCRe Europe. We do not believe that U.S. persons who owned shares were required to include any amount of RPII in income for the taxable years 1998 to 2005 in respect of their indirect ownership of IPCRe Europe, but there can be no assurance that IPCRe Europe’s RPII will not equal or exceed 20% of its gross insurance income in any taxable year and/or that IPCRe Europe will have no earnings and profits (as determined for U.S. federal income tax purposes) in any taxable year.

The RPII rules provide that if a shareholder who is a U.S. person disposes of shares in a foreign insurance corporation that has RPII (even if the amount of RPII is less than 20% of the corporation’s gross insurance income) and in which U.S. persons own 25% or more of the shares, any gain from the disposition will generally be treated as ordinary income to the extent of the shareholder’s share of the corporation’s undistributed earnings and profits that were accumulated during the period that the shareholder owned the shares (whether or not such earnings and profits are attributable to RPII). In addition, such a shareholder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the shareholder. These rules should not apply to dispositions of common shares or of series A mandatory convertible preferred shares because IPC Holdings is not itself directly engaged in the insurance business and because proposed U.S. Treasury regulations appear to apply only in the case of shares of corporations that are directly engaged in the insurance business. There can be no assurance, however, that the IRS will interpret the proposed regulations in this manner or that the applicable regulations will not be promulgated in final form in a manner that would cause these rules to apply to the disposition of our common shares or series A mandatory convertible preferred shares.

Adjustments to Conversion Rate.  In general, any adjustment to the conversion rate that increases the interest of holders of our series A mandatory convertible preferred shares in our assets or earnings and profits will result in a constructive dividend distribution to such holders that are U.S. persons (treated as described above under “Dividends”) unless a safe harbor under U.S. Treasury Regulations applies. The anti-dilution safe harbor in the Regulations provides that changes in the conversion rate made solely to avoid dilution of the interests of holders who hold series A mandatory convertible preferred shares will not result in a constructive dividend, but the safe harbor specifically does not cover conversion rate adjustments that are made to compensate the holders of these shares for taxable cash or property distributions to other shareholders. Therefore, if you are a U.S. person who holds our series A mandatory convertible preferred shares, you could be required in some cases to include a deemed dividend in income even though you did not receive any distribution. For example, an increase in the conversion rate in the event of distributions of cash, indebtedness or assets by us will generally result in a taxable deemed dividend to you to the extent of our applicable earnings and profits, but generally an increase in the conversion rate resulting from share dividends or the distribution of rights to subscribe for our common shares will not result in a taxable deemed dividend.

Conversion of series A mandatory convertible preferred shares.  There is no clear authority concerning the tax treatment of cash paid upon conversion of the series A mandatory convertible preferred shares, whether such cash represents accrued, cumulated and unpaid dividends or the payment of the present value of future dividend payments in respect of an accelerated mandatory conversion date before November 15, 2008. Such cash may be subject to tax as a distribution in the manner described above under “Dividends” or it may be treated as cash paid in connection with the conversion. If treated as cash paid in connection with conversion, a U.S. holder of series A mandatory convertible preferred shares will recognize income in an amount equal to the lesser of the cash received or the amount by which the sum of the fair market value of the common shares received upon conversion and the cash paid upon conversion exceeds the holder’s basis in the series A mandatory convertible preferred shares surrendered. Such amount will be subject to tax in the manner described above under “Dividends” unless the conversion and related cash payment is “not substantially equivalent to a dividend.” If the conversion and related cash payment is not substantially equivalent to a dividend, such amount will be taxed as capital gain. While there is authority that redemptions of minority shareholders that have no control over the redeeming company are not substantially equivalent to a dividend, the treatment of the cash payment will be based upon the facts and circumstances at the time of conversion, and there can be no certainty that the IRS will not disagree with a holder’s determination as to whether the conversion and related cash payment is or is not substantially equivalent to a dividend. Losses may not be recognized upon conversion of series A mandatory convertible preferred shares

Tax-Exempt Shareholders.  Tax-exempt entities are generally required to treat certain subpart F insurance income, including RPII, that is includable in income by the tax-exempt entity as unrelated business taxable income.

Item 1A.	Risk Factors

Risks Related to Our Business

We face a variety of risks that are substantial and inherent in our business, including catastrophe, market, liquidity, credit, operational, legal and regulatory risks. Our business, by its nature, does not produce predictable earnings. The following are some of the more important factors that could affect our business.

The occurrence of severe catastrophic events may cause our financial results to be volatile.

Because we underwrite property catastrophe reinsurance and have large aggregate exposures to natural and man-made disasters, our management expects that our loss experience generally will include infrequent events of great severity. Consequently, the occurrence of losses from catastrophic events is likely to cause substantial volatility in our financial results. In addition, because catastrophes are an inherent risk of our business, a major event or series of events can be expected to occur from time to time and to have a material adverse effect on our financial condition and results of operations, possibly to the extent of eliminating our shareholders’ equity. Increases in the values and concentrations of insured property and the effects of inflation have resulted in increased severity of industry losses in recent years, and we expect that those factors will increase the severity of catastrophe losses in the future.

The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or our results of operations.

Our property catastrophe reinsurance contracts cover unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots, floods and other natural or man-made disasters. We currently seek to limit our loss exposure principally by offering most of our products on an excess-of-loss basis, adhering to maximum limitations on reinsurance accepted in defined geographical zones, limiting program size for each client and prudent underwriting of each program written. We cannot be certain that any of these loss limitation methods will be effective. There can be no assurance that various provisions of our policies, such as limitations or exclusions from coverage or choice of forum, will be enforceable in the manner we intended. Disputes relating to coverage or choice of legal forum may arise. Geographic zone limitations involve significant underwriting judgements, including the determination of the area of the zones and the inclusion of a particular policy within a particular zone’s limits. Underwriting is inherently a matter of judgement, involving important assumptions about matters that are inherently unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. One or more catastrophic or other events could result in claims that substantially exceed our management’s expectations, which could have a material adverse effect on our financial condition or our results of operations, possibly to the extent of eliminating our shareholders’ equity and statutory surplus or requiring us to raise additional capital on disadvantageous terms.

Establishing reserves for catastrophes is an inherently uncertain process and, if we are required to greatly increase our loss reserves, our operating results may significantly decrease.

Under GAAP, IPCRe is not permitted to establish loss reserves with respect to our property catastrophe reinsurance until an event occurs which may give rise to a claim. As a result, we can only reserve for known losses, and not for expected future losses. Claims arising from future catastrophic events can be expected to require the establishment of substantial reserves from time to time.

The establishment of appropriate reserves for catastrophes is an inherently uncertain process. Reserve estimates by property catastrophe reinsurers, such as us, may be inherently less reliable than the reserve estimates of reinsurers in other lines of business. Our own historical loss experience by itself may be inadequate for estimating reserves, and we utilize various loss forecasting models and industry loss data as well as industry experience of our management for this purpose. Loss reserves represent our estimates, at a given point in time, of the ultimate settlement and administration costs of losses incurred (including IBNR losses and RBNE amounts) and these estimates are regularly reviewed and updated, using the most current information available to management. Consequently, the ultimate liability for a catastrophic loss is likely to differ from the original estimate. Whenever we determine that any existing loss reserves are inadequate, we are required to increase our loss reserves with a corresponding reduction, which could be material, to our operating results in the period in which the deficiency is identified. The establishment of new reserves, or the adjustment of reserves for reported claims, could have a material adverse effect on our financial condition or results of operations in any particular period.

Unlike the loss reserves of U.S. insurers, our loss reserves are not regularly examined by insurance regulators, although, as a registered Class 4 insurer, we are required to submit an opinion of our approved loss reserve specialist with our annual statutory financial return in respect of our losses and loss expenses provisions. The loss reserve specialist, who will normally be a qualified property and casualty actuary, must be approved by the Bermuda Monetary Authority.

Uncertainty related to estimated losses from hurricanes Katrina, Rita and Wilma may further materially impact our financial results. As of December 31, 2005, we estimated that the aggregate losses from hurricanes Katrina, Rita and Wilma for the year then ended was $977 million. The impact of these events may materially increase as our ultimate liability is established.

Based upon an analysis of the information available, as of December 31, 2005 we estimated that the aggregate losses from hurricanes Katrina, Rita and Wilma for the year then ended, were $977 million. This estimated amount is based on industry insured loss estimates, output from both industry and proprietary models, including pre-event, modeled exposure data provided to us by client companies, a review of contracts potentially affected by the event, information received from both clients and brokers, and management’s estimates. We have also assumed that underlying policy terms and conditions would be upheld during the loss adjustment process.

The unique circumstances and severity of hurricane Katrina, including the extent of flooding and limited access by claims adjusters, introduce additional uncertainty to the normally difficult process of estimating catastrophe losses. This is compounded by the potential for legal and regulatory issues arising regarding the scope of coverage, including causation and coverage issues associated with the attribution of losses to wind or flood damage or other perils such as fire, business interruption or riot and civil commotion. We expect that these issues will not be resolved for a considerable period of time and may be influenced by evolving legal and regulatory developments.

The impact of losses from hurricanes Katrina, Rita and Wilma on our net income may exceed the estimate noted above as a result of, among other things, an increase in industry insured loss estimates, the receipt of additional information from clients, the attribution of losses to coverages that for the purpose of our estimates we assumed would not be exposed and inflation in repair costs due to the limited availability of labour and materials, in which case our financial results could be further materially adversely affected.

We are rated by A.M. Best and S & P, and a decline in these ratings could affect our standing among customers and cause our sales and earnings to decrease. As a result of the impact of hurricanes Katrina, Rita and Wilma on our financial condition, both A.M. Best and S & P lowered our ratings from A+ to A.

Ratings are an important factor in establishing the competitive position of reinsurance companies. IPCRe and IPCRe Europe have an insurer financial strength rating of “A (Excellent; 3rd of 15 categories)” from A.M. Best and are rated “A (Strong; 6th of 18 categories)” for financial strength and counter-party credit by S & P.  A.M. Best and S & P ratings reflect their opinions of a reinsurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders, but are not evaluations directed to investors in our securities and are not recommendations to buy, sell or hold our securities. Our ratings are subject to periodic review by A.M. Best and S & P, and we cannot assure you that we will be able to retain those ratings. In November 2005, as a result of the devastation brought by hurricane Katrina and the adverse effect on our financial condition, A.M. Best lowered our rating from A+ to A. Shortly thereafter, S & P also lowered their rating from A+ to A. If these ratings are reduced from their current levels by A.M. Best and/or S & P, our competitive position in the insurance industry could suffer and it would be more difficult for us to market our products. A significant downgrade could result in a substantial loss of business as ceding companies move to other reinsurers with higher ratings, and a significant downgrade to a rating below “A-” by A.M. Best or S & P could trigger provisions allowing some cedants to opt to cancel their reinsurance contracts with us.

The reinsurance business is historically cyclical, and we have experienced, and can expect to experience in the future, periods with excess underwriting capacity and unfavorable premiums.

Historically, property catastrophe reinsurers have experienced significant fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic events, levels of capacity, general economic conditions and other factors. Demand for reinsurance is influenced significantly by underwriting results of primary property insurers and prevailing general economic conditions. The supply of reinsurance is related to prevailing prices, the levels of insured losses and levels of industry capital which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the reinsurance industry. As a result, the property catastrophe reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permits favourable premium levels. These cycles can be significantly affected by changes in the frequency and severity of losses suffered by insurers. We can expect to experience the effects of such cyclicality. Hurricanes Katrina, Rita and Wilma have resulted in additional capital being raised by our existing competitors and resulted in capital raising by new competitors, which may moderate premiums and/or premium increases for the reinsurance products we offer.

If IPC Holdings’ subsidiary, IPCRe, is unable to obtain the necessary credit we may not be able to offer reinsurance in the U.S.

IPCRe is a registered Bermuda insurance company and is not licensed or admitted as an insurer in any jurisdiction in the U.S. Because jurisdictions in the U.S. do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements unless security is posted, IPCRe’s reinsurance contracts with U.S. clients generally require it to post a letter of credit or provide other security to cover potential liabilities to reinsureds. Currently IPCRe obtains letters of credit through three commercial banks. In turn, IPCRe provides the banks security by giving the banks a lien over certain of IPCRe’s investments in an amount up to 118% of the aggregate letters of credit outstanding. This maximum amount available to us under our letter of credit facilities is currently $800 million. If IPCRe were unable to obtain the necessary credit, IPCRe could be limited in its ability to write business for our clients in the United States.

Hurricane Katrina or other significant catastrophes may result in political, regulatory or industry initiatives which could adversely affect our business.

Hurricanes Katrina or other significant catastrophes may result in political, regulatory or industry initiatives that could adversely affect our business. Government regulators are generally concerned with the protection of policyholders to the exclusion of other constituencies, including shareholders of insurers and reinsurers. While we cannot predict whether hurricane Katrina or any other catastrophes will result in governmental initiatives which affect our business, such initiatives could adversely affect our business by:

•	Providing insurance and reinsurance capacity in markets that we target;

•	Requiring our participation in industry pools or guaranty associations;

•	Expanding the scope of coverage under existing insurance policies following hurricane Katrina;

•	Regulating the terms of insurance and/or reinsurance policies; or

•	Disproportionately benefiting the companies of one country over those of another.

The insurance industry is also affected by political, judicial and legal developments that may create new and expanded theories of liability.

IPC Holdings is a holding company, and consequently, it is dependent on IPCRe’s and IPCUSL’s payments of cash dividends or making of loans.

IPC Holdings is a holding company and conducts no reinsurance operations of its own. Its cash flows are otherwise limited to distributions from IPCRe and IPCUSL by way of dividends or loans. We will rely on cash dividends or loans from IPCRe to pay cash dividends, if any, to our shareholders. The payment of dividends by IPCRe to us is limited under Bermuda law and regulations, including Bermuda insurance law. Under the Insurance Act 1978 of Bermuda, and related regulations, as amended, which we refer to as the “Insurance Act”, IPCRe is required to maintain a minimum solvency margin and a minimum liquidity ratio and is prohibited from declaring or paying any dividends if to do so would cause IPCRe to fail to meet its minimum solvency margin and minimum liquidity ratio. Under the Insurance Act, IPCRe is prohibited from paying dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files with the Bermuda Monetary Authority at least seven days before payment of such dividend an affidavit stating that the declaration of such dividends has not caused it to fail to meet its minimum solvency margin and minimum liquidity ratio. The Insurance Act also prohibits IPCRe from declaring or paying dividends without the approval of the Bermuda Monetary Authority if IPCRe failed to meet its minimum solvency margin and minimum liquidity ratio on the last day of the previous financial year. In addition, IPCRe is prohibited under the Insurance Act from reducing its opening total statutory capital by more than 15% without the approval of the Authority. The maximum dividend payable by IPCRe in accordance with the foregoing restrictions as of January 1, 2006 was approximately $277.1 million. Our $200 million credit facility, which we have entered into on July 1, 2003 and which expires by its terms on June 30, 2006, also imposes limits on the ability of IPC Holdings’ subsidiaries to pay dividends, although that limitation does not apply until we draw funds under the facility (which we have not done to date). In addition, Bermuda corporate law prohibits a company from declaring or paying a dividend if there are reasonable grounds for believing that (i) the Company is, or would after the payment be, unable to pay its liabilities as they become due; or (ii) the realizable value of the Company’s assets would thereby be less than the aggregate of its liabilities, its issued share capital and its share premium accounts.

Changes in the regulatory scheme under which we operate could result in material adverse effects on our operations.

IPCRe is a registered Class 4 Bermuda insurance company and is subject to regulation and supervision in Bermuda. Among other things, Bermuda statutes, regulations and policies of the Bermuda Monetary Authority require IPCRe to maintain minimum levels of capital, surplus and liquidity, impose restrictions on the amount and type of investments it may hold, prescribe solvency standards that it must meet, limit transfers of ownership of its shares, and to submit to certain periodic examinations of its financial condition. These statutes and regulations may, in effect, restrict the ability of IPCRe to write new business or, as indicated above, distribute funds to IPC Holdings.

Neither IPC Holdings nor IPCRe is registered or licensed as an insurance company in any jurisdiction in the U.S.; a substantial portion of IPCRe’s premiums, however, come from, and are expected to continue to come from, ceding insurers in the U.S. The insurance laws of each state in the U.S. regulate the sale of insurance and reinsurance within their jurisdiction by foreign insurers, such as IPCRe. IPCRe conducts its business through its offices in Bermuda and does not maintain an office, and its personnel do not solicit, advertise, settle claims or conduct other insurance activities, in the U.S. Accordingly, IPCRe does not believe it is in violation of insurance laws of any jurisdiction in the U.S. We cannot be certain, however, that inquiries or challenges to IPCRe’s insurance activities will not be raised in the future. IPCRe believes that its manner of conducting business through its offices in Bermuda has not materially adversely affected its operations to date. We cannot be certain, however, that IPCRe’s location, regulatory status or restrictions on its activities resulting therefrom will not adversely affect its ability to conduct its business in the future.

Recently, the insurance and reinsurance regulatory framework has been subject to increased scrutiny in many jurisdictions including the U.S., various states within the U.S., the U.K. and elsewhere. In the past, there have been Congressional and other initiatives in the U.S. regarding increased supervision and regulation of the insurance industry, including proposals to supervise and regulate alien reinsurers. It is not possible to predict the future impact of changing law or regulation on our operations, such changes could have a material adverse effect on us or the insurance industry in general.

In some respects, the Bermuda statutes and regulations applicable to us are less restrictive than those that would be applicable to us were we subject to the insurance laws of any state in the U.S. No assurances can be given that if we were to become subject to any such laws of the U.S. or any state thereof at any time in the future, we would be in compliance with such laws.

We are dependent on the business provided to us by reinsurance brokers, and we may be exposed to liability for brokers’ failure to make payments to clients for their claims.

We market our reinsurance products virtually exclusively through reinsurance brokers. The reinsurance brokerage industry generally, and our sources of business specifically, are concentrated. Marsh & McLennan Companies and affiliates accounted for approximately 34%, and our four main brokers (including Marsh & McLennan Companies and affiliates) together accounted for approximately 88%, of our business based on premiums written, excluding reinstatement premiums, in the year ended December 31, 2005. Loss of all or a substantial portion of the business provided by such intermediaries could have a material adverse effect on us.

In accordance with industry practice, we frequently pay amounts owed in respect of claims under our policies to reinsurance brokers, for payment over to the ceding insurers. In the event that a broker failed to make such a payment, depending on the jurisdiction, we might remain liable to the client for the deficiency. Conversely, in certain jurisdictions when premiums for such policies are paid to reinsurance brokers for payment over to us, such premiums will be deemed to have been paid and the ceding insurer will no longer be liable to us for those amounts whether or not actually received by us. Consequently, we assume a degree of credit risk associated with brokers around the world during the payment process.

We are dependent on a small number of key employees.

We currently have only 15 full-time employees and depend on a very small number of key employees for the production and servicing of almost all of our business. We rely substantially on our President and Chief Executive Officer, James P. Bryce, and our Senior Vice Presidents, Stephen F. Fallon, and Peter J.A. Cozens. We have not entered into employment contracts with our key employees, and there can be no assurance that we can retain the services of these key employees. In January 2006, the Company entered into Special Retention Agreements with selected employees, including Messrs. Fallon and Cozens (together, “contracted employees”). In general, the Agreements reference a base salary increase effective January 1, 2006, and provide for incentives (Special Retention Bonuses) to the contracted employees to remain employed with the Company through January 31, 2007 (the “Retention Period”). Such bonuses are calculated as a percentage of the contracted employees’ base salaries. In addition, during the Retention Period, contracted employees who wish to terminate their employment must provide advance notice of termination, generally 180 days. Further, the Special Retention Agreements provide definitive information with respect to contracted employees’ obligations to the Company in regard to Proprietary Information, and Competitive Activities. Although we believe that we could replace key employees, we can give no assurance as to how long it would take. We do not currently maintain key man life insurance policies with respect to any of our employees.

Under Bermuda law, non-Bermudians (other than spouses of Bermudians and holders of permanent resident’s certificates) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Our success depends in part on the continued services of key employees in Bermuda. A work permit may be granted or renewed upon showing that, after proper public advertisement, no Bermudian (or spouse of a Bermudian or holder of a permanent resident’s certificate) is available who meets the minimum standards reasonably required by the employer. None of our executive officers is a Bermudian or a spouse of a Bermudian, and all such officers, with the exception of our Chief Financial Officer, who holds a permanent resident’s certificate, are working in Bermuda under work permits. These permits expire at various times over the next several years. We have no reason to believe that these permits would not be extended upon request at their respective expirations. However, the Bermuda government has announced a policy that places a six-year term limit on individuals with work permits, subject to specified exemptions for persons deemed to be key employees and persons holding positions recognized as key occupations where the particular business has a significant physical presence in Bermuda. It is possible that we could lose the services of one or more of these people if we are unable to renew their work permits, which could significantly and adversely affect our business.

We may experience conflicts of interest with our principal shareholder that may be detrimental to our business.

AIG, which sponsored the establishment of IPC Holdings and IPCRe in 1993, owned 24.2% of our outstanding common shares as of December 31, 2005. In addition, we have provided AIG with three demand registration rights covering its existing common share ownership (including the common shares purchased in connection with the follow-on offering in November 2005) until December 31, 2012. AIG (directly or through its subsidiaries and affiliates) is engaged in certain transactions with us, which may give rise to conflicts of interest. A subsidiary of AIG provides administrative services to us which include tax, legal and accounting services, pursuant to an administrative services agreement, which we are in the process of renegotiating terms. In addition, a subsidiary of AIG serves as investment advisor (subject to compliance with our asset allocation guidelines) for our entire investment portfolio and another subsidiary of AIG serves as investment custodian and holds all the investments and a majority of our cash. In addition, certain AIG subsidiaries are clients of IPCRe and, in the year ended December 31, 2005, written premiums relating to these companies were $28 million (8% of premiums written during such period, excluding reinstatement premiums). AIG and other shareholders, and their subsidiaries and affiliates, may currently and from time to time compete with us, including by assisting or investing in the formation of other entities engaged in the insurance and reinsurance businesses. Conflicts of interest could also arise with respect to business opportunities that could be advantageous to AIG and any of its subsidiaries or affiliates, on the one hand, and us, on the other hand. AIG or its subsidiaries or affiliates have entered into agreements and maintain relationships with numerous companies that may directly compete with us. No agreement or understanding exists regarding the resolution of any of these potential conflicts of interest.

A significant amount of our assets is invested in fixed income and equity securities that are subject to market volatility.

Our investment portfolio consists substantially of fixed income securities and equity securities (including an investment in a fund of hedge funds). As of December 31, 2005, approximately 21% of our total investment portfolio consisted of equity investments. The fair market value of these fixed income and equity assets and the investment income from these assets fluctuate depending on general economic and market conditions. Therefore, market fluctuations and market volatility affect the value of our investments and could adversely affect the value of our portfolio and our liquidity.

Increases in interest rates or fluctuations in currency exchange rates may cause us to experience losses.

Because of the unpredictable nature of losses that may arise under property catastrophe policies, our liquidity needs can be substantial and can arise at any time. The market value of our fixed income investments is subject to fluctuation depending on changes in prevailing interest rates. We currently do not hedge our investment portfolio against interest rate risk. Accordingly, increases in interest rates during periods when we sell fixed income securities to satisfy liquidity needs may result in losses.

Our functional currency is the U.S. dollar. Our operating currency is generally also the U.S. dollar. However, the premiums receivable and losses payable in respect of a significant portion of our business are denominated in currencies of other countries, principally industrial countries. Consequently, we may, from time to time, experience substantial exchange gains and losses that could affect our financial position and results of operations. We currently do not — and as a practical matter cannot — hedge our foreign currency exposure with respect to potential claims until a loss payable in a foreign currency occurs (after which we may purchase a currency hedge in some cases).

Risks Related to Our Shares

We are a Bermuda company and it may be difficult for you to enforce judgments against us or our directors and executive officers.

We are a Bermuda exempted company. Certain of our officers and directors are residents of various jurisdictions outside the U.S. All or a substantial portion of our assets and those of our officers and directors, at any one time, are or may be located in jurisdictions outside the U.S. Although we have appointed an agent in New York, New York to receive service of process with respect to actions against us arising out of violations of the

U.S. federal securities laws in any federal or state court in the U.S. relating to the transactions covered by this annual report on Form 10-K, it may be difficult for investors to effect service of process within the U.S. on our directors and officers who reside outside the U.S. or to enforce against us or our directors and officers judgments of U.S. courts, including judgments predicated upon civil liability provisions of the U.S. federal securities laws.

The rights of holders of our shares are governed by Bermuda law, which differs from U.S. law, and our bye-laws restrict shareholders from bringing legal action against our officers and directors.

The rights of holders of our shares are governed by Bermuda law and our memorandum of association and bye-laws. The rights of shareholders and holders of other securities under Bermuda law may differ from the rights of shareholders of companies incorporated in other jurisdictions.

Our bye-laws contain a broad waiver by our shareholders of any claim or right of action, both individually and on our behalf, against any of our officers or directors. The waiver applies to any action taken by an officer or director, or the failure of an officer or director to take any action, in the performance of his or her duties, except with respect to any matter involving any willful negligence, willful default, fraud or dishonesty on the part of the officer or director. This waiver limits the right of shareholders to assert claims against our officers and directors unless the act or failure to act involves, willful negligence, willful default, fraud or dishonesty.

There are limitations on the ownership, transfers and voting rights of our shares.

Under our bye-laws, our directors are required to decline to register any transfer of any shares that would result in a person (or any group of which such person is a member), other than AIG and its subsidiaries, beneficially owning, directly or indirectly, 10% or more of the shares, or in AIG and its subsidiaries beneficially owning, directly or indirectly, more than 25% of the shares. Similar restrictions apply to our ability to issue or repurchase shares. The directors also may, in their absolute discretion, decline to register the transfer of any shares if they have reason to believe (i) that the transfer may expose us, any of our subsidiaries, any shareholder or any person ceding insurance to us or any of our subsidiaries to adverse tax or regulatory treatment in any jurisdiction or (ii) that registration of the transfer under the U.S. federal securities laws or under any U.S. state securities laws or under the laws of any other jurisdiction is required and such registration has not been duly effected. These restrictions would apply to a transfer of shares even if the transfer has been executed on the Nasdaq National Market System. A transferor of shares will be deemed to remain the holder of those shares until a transfer of those shares has been registered on our Register of Members. Our bye-laws authorize our board to request information from any holder or prospective acquiror of shares as necessary to give effect to the transfer restrictions referred to above, and may decline to effect any transaction if complete and accurate information is not received as requested.

In addition, our bye-laws provide that any person (or any group of which such person is a member) holding, directly, indirectly or by attribution, or otherwise beneficially owning common shares carrying 10% or more of the total voting rights attached to all of our outstanding common shares, will have the voting rights attached to its issued common shares reduced so that it may not exercise more than approximately 9.9% of such total voting rights. Because of the attribution provisions of the U.S. Internal Revenue Code, which we sometimes refer to as the “Code”, and the rules of the SEC regarding determination of beneficial ownership, this 10%-voting power limitation may have the effect of reducing the voting rights of a shareholder whether or not such shareholder directly holds 10% or more of our common shares. Further, the directors have the authority to request from any shareholder certain information for the purpose of determining whether that shareholder’s voting rights are to be reduced. Failure to respond to such a notice, or submitting incomplete or inaccurate information, gives the directors (or their designee) discretion to disregard all votes attached to that shareholder’s common shares.

Notwithstanding the foregoing, in certain circumstances our bye-laws exclude from the transfer restrictions and the calculation of the 10%-voting power limitation described above any common shares owned by specified banks, brokers, dealers or investment advisers if (i) any such holder is the beneficial owner of those shares solely because it has discretionary authority to vote or dispose of them in a fiduciary capacity on behalf of that holder’s client who is also the beneficial owner of those shares, (ii) the voting rights carried by those shares are not being exercised (and the client is informed that they are not being exercised) by that holder and are being exercised (if they are exercised at all) by that holder’s client, and (iii) that holder would meet the “passive investment intent” test for the filing of Schedule 13-G under Rule 13d-1(b)(1) under the Exchange Act with respect to the entirety of its common share ownership. This bye-law provision thereby permits certain passive investor intermediaries to increase their share ownership above 10% in specified circumstances without being subject to the voting cut back.

Shareholders’ investment could be materially adversely affected if we are deemed to be engaged in business in the U.S.

IPC Holdings and IPCRe are Bermuda companies; neither company files U.S. tax returns. We believe that IPCRe operates in such a manner that it is not subject to U.S. tax (other than U.S. excise tax on reinsurance premiums and withholding tax on certain investment income from U.S. sources), because it does not engage in a trade or business in the U.S. However, because definitive identification of activities which constitute being engaged in a trade or business in the U.S. is not provided by the Code or regulations or court decisions, there can be no assurance that the U.S. Internal Revenue Service will not contend that IPC Holdings and/or IPCRe is engaged in a trade or business in the U.S. If IPC Holdings and/or IPCRe were engaged in a trade or business in the U.S. (and — if IPCRe were to qualify for benefits under the income tax treaty between the U.S. and Bermuda — such trade or business were attributable to a “permanent establishment” in the U.S.), IPC Holdings and/or IPCRe would be subject to U.S. tax at regular corporate rates on the income that is effectively connected with the U.S. trade or business, plus an additional 30% “branch profits” tax on such income remaining after the regular tax, in which case our earnings and shareholders’ investment could be materially adversely affected.

Currently, IPCRe pays reinsurance premium excise taxes in the U.S. (at a rate of 1%).

If you acquire more than 10% of our shares, CFC rules may apply to you.

Each “United States shareholder” of a “controlled foreign corporation” (“CFC”) who owns shares in the CFC on the last day of the CFC’s taxable year must include in its gross income for United States federal income tax purposes its pro-rata share of the CFC’s “subpart F income”, even if the subpart F income is not distributed. For these purposes, any U.S. person who owns, directly or indirectly through foreign persons, or is considered to own under applicable constructive ownership rules of the Code (including by holding a security convertible into or exchangeable for our common shares), 10% or more of the total combined voting power of all classes of stock of a foreign corporation will be considered to be a “United States shareholder”. In general, a foreign insurance company such as IPCRe or IPCRe Europe is treated as a CFC only if such “United States shareholders” collectively own more than 25% of the total combined voting power or total value of its stock for an uninterrupted period of 30 days or more during the tax year. As of December 20, 2005, AIG owned 24.2% of our common shares, although, pursuant to our bye-laws, the combined voting power of these shares is limited to less than 10% of the combined voting power of all shares. Because of the dispersion of IPC Holdings’ share ownership among holders other than AIG; because of the restrictions on transfer, issuance or repurchase of our shares; because under the Bye-laws no single beneficial shareholder (except for certain passive investor intermediaries) is permitted to exercise as much as 10% of the total combined voting power of IPC Holdings; and because the terms of our series A mandatory convertible preferred shares prohibit any person from converting the shares in a situation where such conversion would cause any person to own (or be treated as owning under applicable provisions of the Code) 10% or more of our common shares, we believe that shareholders of IPC Holdings should not be treated as “United States shareholders” of a CFC for purposes of these rules. There can be no assurance, however, that these rules will not apply to shareholders of IPC Holdings, including as a result of their indirect ownership of the stock of IPC Holdings’ subsidiaries. Accordingly, U.S. persons who might, directly or through attribution, acquire 10% or more of the shares of IPC Holdings or any of its subsidiaries should consider the possible application of the CFC rules.

Under certain circumstances, you may be required to pay taxes on your pro-rata share of IPCRe’s or IPCRe Europe’s related party insurance income.

If IPCRe’s related person insurance income (“RPII”) were to equal or exceed 20% of IPCRe’s gross insurance income in any taxable year, any U.S. person who owns shares directly or indirectly on the last day of the taxable year would likely be required to include in its income for U.S. federal income tax purposes its pro-rata share of IPCRe’s RPII for the taxable year, determined as if such RPII were distributed proportionately to such U.S. shareholders at that date regardless of whether such income is distributed. RPII is defined in Code Section 953(c)(2) as any

“insurance income” attributable to policies of insurance or reinsurance with respect to which the person (directly or indirectly) insured is a “United States shareholder” or a “related person” to such a shareholder. A U.S. shareholder’s pro-rata share of IPCRe’s RPII for any taxable year, however, will not exceed its proportionate share of IPCRe’s earnings and profits for the year (as determined for U.S. federal income tax purposes). The amount of RPII earned by IPCRe (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. shareholder of IPCRe or any person related to such shareholder, including IPC Holdings) will depend on a number of factors, including the geographic distribution of IPCRe’s business and the identity of persons directly or indirectly insured or reinsured by IPCRe. Although we do not believe that the 20% threshold was met in taxable years from 1994 to 2004, some of the factors which determine the extent of RPII in any period may be beyond our control. Consequently, there can be no assurance that IPCRe’s RPII will not equal or exceed 20% of its gross insurance income in any taxable year.

The RPII rules described above also apply to IPCRe Europe. We do not believe that U.S. persons who owned shares were required to include any amount of RPII in income for the taxable years 1998 to 2004 in respect of their indirect ownership of IPCRe Europe, but there can be no assurance that IPCRe Europe’s RPII will not equal or exceed 20% of its gross insurance income in any taxable year and/or that IPCRe Europe will have no earnings and profits (as determined for U.S. federal income tax purposes) in any taxable year.

The RPII rules provide that if a shareholder who is a U.S. person disposes of shares in a foreign insurance corporation that has RPII (even if the amount of RPII is less than 20% of the corporation’s gross insurance income) and in which U.S. persons own 25% or more of the shares, any gain from the disposition will generally be treated as ordinary income to the extent of the shareholder’s share of the corporation’s undistributed earnings and profits that were accumulated during the period that the shareholder owned the shares (whether or not such earnings and profits are attributable to RPII). In addition, such a shareholder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the shareholder. These rules should not apply to dispositions of shares because IPC Holdings is not itself directly engaged in the insurance business and because proposed U.S. Treasury regulations appear to apply only in the case of shares of corporations that are directly engaged in the insurance business. There can be no assurance, however, that the IRS will interpret the proposed regulations in this manner or that the applicable regulations will not be promulgated in final form in a manner that would cause these rules to apply to the disposition of shares.

We may become subject to taxes in Bermuda after 2016, which may have a material adverse effect on our financial condition.

The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966, as amended, of Bermuda, has given us an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to us or any of our operations or our shares, debentures or other obligations, except insofar as such tax applies to persons ordinarily resident in Bermuda or to any taxes payable by us in respect of real property owned or leased by us in Bermuda until March 28, 2016. We cannot assure you that we will not be subject to any Bermuda tax after that date.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Pursuant to an administrative services agreement with AICL, IPC Holdings and IPCRe are allocated office space in AICL’s building in Bermuda and our executive offices are located there. The address of our executive offices is 29 Richmond Road, Pembroke HM 08, Bermuda and our telephone number is (441) 298-5100.

Item 3.	Legal Proceedings

We will be subject to litigation and arbitration in the ordinary course of our business. We are not currently involved in any material pending litigation or arbitration proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 2005.

A Special General Meeting of Shareholders was called for February 21, 2006 for the following purposes:

•	To amend the Company’s Bye Laws to increase the maximum number of Directors from seven to nine, or such larger number as may be determined by the Board of Directors to be necessary to comply with the terms of any issued and outstanding class or series of Preferred Shares.

•	To authorize the Board of Directors to fill unfilled vacancies existing on the Board of Directors.

•	To approve an increase in the number of authorized Common Shares from 75,000,000 to 150,000,000, and to amend the Bye Laws to reflect that increase.

•	To approve an increase in the number of authorized Preferred Shares from 25,000,000 to 35,000,000, and to amend the Bye Laws to reflect that increase.

All resolutions were duly passed by a show of hands and became effective as of February 21, 2006. No other business of substance was transacted.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the Nasdaq National Market under the symbol “IPCR”. The following table sets out the high and low prices for our common shares for the periods indicated as reported by the Nasdaq National Market. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and do not necessarily represent actual transactions.

	High	Low

Year ended December 31, 2005
First Quarter	$43.90	$38.20
Second Quarter	40.25	36.75
Third Quarter	42.31	28.25
Fourth Quarter	32.70	25.01
Year ended December 31, 2004
First Quarter	$43.10	$37.80
Second Quarter	40.95	34.78
Third Quarter	39.00	36.04
Fourth Quarter	45.00	36.50

Our common shares are also listed on the Bermuda Stock Exchange

As of January 31, 2006, there were 73 holders of record of common shares.

In March, June and September, 2005 we paid a dividend of $0.24 per common share, and in December, 2005 we paid a dividend of $0.16 per common share. In March and June, 2004 we paid a dividend of $0.20 per common share, and in September and December, 2004 we paid a dividend of $0.24 per common share. In March and June, 2003 we paid a dividend of $0.16 per common share, and in September and December, 2003 we paid a dividend of $0.20 per common share. The amount and timing of dividends is at the discretion of our Board of Directors and is dependent upon our profits and financial requirements, as well as loss experience, business opportunities and any other factors that the Board deems relevant. In addition, if we have funds available for distribution, we may nevertheless determine that such funds should be retained for the purposes of replenishing capital, expanding premium writings or other purposes. We are a holding company, whose principal source of income is cash dividends and other permitted payments from IPCRe and IPCUSL. The payment of dividends from IPCRe to us is restricted under Bermuda law and regulation, including Bermuda insurance law.

Under the Insurance Act, IPCRe is required to maintain a solvency margin and a minimum liquidity ratio and is prohibited from declaring or paying any dividends if to do so would cause IPCRe to fail to meet its solvency margin and minimum liquidity ratio. Under the Insurance Act, IPCRe is prohibited from paying dividends of more than 25% of its total statutory capital and surplus at the end of the previous fiscal year unless it files an affidavit stating that the declaration of such dividends has not caused it to fail to meet its solvency margin and minimum liquidity ratio. The Insurance Act also prohibits IPCRe from declaring or paying dividends requirements without the approval of the Authority if IPCRe failed to meet its solvency margin and minimum liquidity ratio on the last day of the previous fiscal year. In addition, IPCRe is prohibited under the Insurance Act from reducing its opening total statutory capital by more than 15% without the approval of the Authority. The maximum amount of dividends which could be paid by IPCRe to IPC Holdings at January 1, 2006 without such notification is approximately $277.1 million. As a result of these factors, there can be no assurance that our dividend policy will not change or that we will declare or pay any dividends.

On February 15, 2006, we paid a preference dividend of $0.533932 per series A Mandatory Convertible preferred share, to shareholders of record on January 31, 2006.

On February 21, 2006 we declared a dividend of $0.16 per share, payable on March 23, 2006 to shareholders of record on March 7, 2006.

For a description of the use of proceeds from our public equity offering in November 2005, see “Item 1. Business — General Development of the Business — Overview” in this Report.

Information relating to compensation plans under which equity securities of IPC are authorised for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data

The historical consolidated financial data presented below as of and for each of the periods ended December 31, 2005, 2004, 2003, 2002 and 2001 were derived from our consolidated financial statements which are incorporated herein by reference to the Annual Report. The selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” also contained in the Annual Report and incorporated herein by reference.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share amounts)

Statement of (Loss) Income Data:
Gross premiums written	$472,387	$378,409	$322,762	$259,685	$133,057
Net premiums earned	452,522	354,882	298,901	226,404	123,375
Net investment income	71,757	51,220	47,089	49,320	32,245
Other income	5,234	4,296	3,348	2,684	—
Net loss and loss adjustment expenses incurred	1,072,662	215,608	54,382	38,775	137,551
Net acquisition costs	39,249	37,682	30,867	24,521	12,686
General and administrative expenses	27,466	23,151	19,103	13,893	9,381
Net foreign exchange loss (gain)	2,979	1,290	(1,910)	(1,554)	551
Net realized (losses) gains, on investments	(10,556)	5,946	13,733	(44,867)	616
Net (loss) income	$(623,399)	$138,613	$260,629	$157,906	$(3,933)
Preferred dividend	2,664	—	—	—	—
Net (loss) income, available to common shareholders	(626,063)	$138,613	$260,629	$157,906	$(3,933)
Net income (loss) per common share(1)	$(12.30)	$2.87	$5.40	$3.27	$(0.15)
Weighted average shares outstanding(1)	50,901,296	48,376,865	48,302,579	48,266,444	26,266,019
Cash dividend per common share	$0.88	$0.88	$0.72	$—	$0.16
Other Data:
Loss and loss adjustment expense ratio(2)	237.0%	60.8%	18.2%	17.1%	111.5%
Expense ratio(2)	14.8%	17.1%	16.7%	17.0%	17.9%
Combined ratio(2)	251.8%	77.9%	34.9%	34.1%	129.4%
Return on average equity(3)	(38.0)%	8.6%	18.2%	16.6%	(0.7)%

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share amounts)

Balance Sheet Data (at end of period):
Total cash and investments	$2,560,146	$1,901,094	$1,671,423	$1,387,162	$1,232,301
Reinsurance premiums receivable	180,798	85,086	61,194	50,328	42,356
Total assets	2,778,281	2,028,290	1,769,458	1,473,975	1,301,716
Reserve for losses and loss adjustment expenses	1,072,056	274,463	123,320	119,355	162,207
Unearned premiums	66,311	68,465	61,795	51,902	24,440
Total shareholders’ equity	$1,616,400	$1,668,439	$1,569,159	$1,291,483	$1,105,794
Diluted book value per common share(4)	$22.26	$34.44	$32.46	$26.75	$22.92

(1)	Net income per common share is calculated upon the weighted average number of common shares outstanding during the relevant year. The weighted average number of shares includes common shares and the dilutive effect of employee stock options and stock grants, using the treasury stock method. The net loss per common share for the years ended December 31, 2001 and 2005, respectively, are calculated on the weighted average number of shares outstanding during the year, excluding the anti-dilutive effect of employee stock options, stock grants and convertible preferred shares.

(2)	The loss and loss adjustment expense ratio is calculated by dividing the net losses and loss expenses incurred by the net premiums earned. The expense ratio is calculated by dividing the sum of acquisition costs and general and administrative expenses by net premiums earned. The combined ratio is the sum of the loss and loss expense ratio and the expense ratio.

(3)	Return on average equity is calculated as the annual net (loss) income divided by the average of the shareholders’ equity on the first and last day of the respective year.

(4)	Diluted book value per common share is calculated as shareholders’ equity divided by the number of common shares outstanding on the balance sheet date, after considering the dilutive effects of stock grants, options granted to employees and convertible preferred shares, calculated using the treasury stock method. At December 31, 2005 the average weighted number of shares outstanding, including the dilutive effect of employee stock options, stock grants and convertible preferred shares using the treasury stock method was 72,617,755.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Based on their evaluation as of December 31, 2005, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective.

Management’s Report on Internal Control Over Financial Reporting — Our management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on an evaluation under the framework in Internal Control — Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG, an independent registered public accounting firm, as stated in their unqualified report which is included herein.

No significant changes were made in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) or in other factors during the fourth quarter or our year ended December 31, 2005 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of IPC Holdings, Ltd.

We have audited management’s assessment, included in the accompanying Form 10-K, that IPC Holdings, Ltd. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). IPC Holdings, Ltd. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of IPC Holdings, Ltd.’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that IPC Holdings, Ltd. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, IPC Holdings, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IPC Holdings, Ltd. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of (loss) income, comprehensive (loss) income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 24, 2006 expressed, an unqualified opinion on those consolidated financial statements.

/s/  KPMG
Chartered Accountants

Hamilton, Bermuda
February 24, 2006

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

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

The Company currently maintains an option plan that provides for the issuance of common shares to officers and other employees. This compensation plan was approved by the Company’s shareholders on February 15, 1996 and was amended in 1999, 2003 and 2005. The following table sets forth information regarding outstanding options and shares available for future issuance under this plan as of December 31, 2005:

Option Plan Information

(C)
Number of Securities
Remaining Available
	(A)		for Future Issuance
	Number of Securities	(B)	Under Equity
	to be Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options,	Outstanding Options,	Reflected in Column
Plan Category	Warrants and Rights	Warrants and Rights	(A))

Option Plan approved by security holders	452,125	$36.47	1,493,330
Equity compensation plans not approved by security holders	—	—	—
Total	452,125	$36.47	1,493,330

Item 13.	Certain Relationships and Related Transactions

The information required for this item is incorporated herein by reference to the information contained under the caption “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required for this item is incorporated herein by reference to the information contained under the caption “Fees to Independent Registered Public Accountants for Fiscal 2005 and 2004” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)  Financial Statements and Exhibits

1. Financial Statements

The following Consolidated Financial Statements of IPC Holdings and Report of Independent Registered Public Accounting Firm are incorporated herein by reference to the Annual Report:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets as of December 31, 2005 and 2004

Consolidated statements of (loss) income for the years ended December 31, 2005, 2004 and 2003

Consolidated statements of comprehensive (loss) income for the years ended December 31, 2005, 2004 and 2003

Consolidated statements of shareholders’ equity for the years ended December 31, 2005, 2004 and 2003

Consolidated statements of cash flows for the years ended December 31, 2005, 2004 and 2003

Notes to the consolidated financial statements

2. Financial Statement Schedules

Report of Independent Registered Public Accounting Firm on Schedules

Schedule I — Summary of Investments — Other than Investments in Related Parties

Schedule II — Condensed Financial Information of Registrant

Schedule III — Supplementary Insurance Information of Subsidiary for the years ended December 31, 2005, 2004 and 2003

Schedule IV — Supplementary Information concerning Reinsurance for the years ended December 31, 2005, 2004 and 2003

Certain schedules have been omitted, either because they are not applicable, or because the information is included in our consolidated financial statements incorporated by reference to the Annual Report.

3. Exhibits

Exhibit
Number	Description	Method of Filing

3.1	Memorandum of Association of the Company	*
3.2	Amended and Restated Bye-Laws of the Company	§
3.3	Form of Memorandum of Increase of Share Capital	*
3.4	Certificate of Designations for the preferred shares
4.1	Form of certificate for the common shares of the Company	*
4.2	Form of certificate for the preferred shares of the Company (included in Exhibit 3.4)
4.3	Letter Agreement, dated October 31, 2005 between the Company and AIG	∆
4.4	Registration Rights Agreement, dated as of March 13, 1996, among AIG, other shareholders names therein and the Company

Exhibit
Number		Description	Method of Filing

10.1		Termination Agreement among the Company and the shareholders named therein	*
10	.2†	Amended and Restated IPC Holdings, Ltd. Stock Option Plan
10	.3†	Amended and Restated IPC Holdings, Ltd. Deferred Compensation Plan
10	.4†	IPCRe Defined Contribution Retirement Plan	*
10.5		Amended and Restated Administrative Services Agreement among the Company, IPCRe and American International Company, Limited	*
10.6		Investment Management Agreement between IPCRe and AIG Global Investment Corp. (Ireland) Limited (“AIGIC”), as amended	**
10.7		Investment Sub-Advisory Agreement between AIGIC and AIGIC (Europe) (formerly known as Dempsey & Company International Limited)	*
10.8		Custodial Agreement between AIG Global Trust Services and IPCRe	*
10	.9†	Retirement Agreement between IPCRe and James P. Bryce	*
10	.10†	Retirement Agreement between IPCRe and Peter J.A. Cozens	*
10.11		Credit Agreement between IPCRe Limited, Bank One NA, and other Lenders named therein	+
10.12		Underwriting Agency Agreement between Allied World Assurance Company, Ltd and IPCUSL	¶
10.13		Amended and Restated Amendment No. 1 to Underwriting Agency Agreement, dated December 1, 2001	¶¶
10.14		Amended Schedule I (Investment Policy Guideline) to Investment Management Agreement between IPCRe and AIGIC	++
10	.15†	IPC Holdings, Ltd. 2003 Stock Incentive Plan	§§
10.16		Form of Stock Option Agreement	●
10.17		Form of Restricted Stock Unit Award	●
10	.18†	The IPCRe Limited International Retirement Plan Level 2 Trust, as of December 31, 2003	●
10.19		Letters of Credit Master Agreement between Citibank N.A. and IPCRe Limited	●
10.20		Letter of Credit Agreement between a) Barclays Bank PLC and IPCRe, and letter of credit agreement b) between Bayerische Hypo- und Vereinsbank and IPCRe
10	.21†	Form of Special Retention Agreements
11.1		Statement regarding Computation of Per Share Earnings	Filed herewith
12.1		Statement of Computation of Ratios of Earnings to Fixed Charges	Filed herewith
13.1		Portions of the Annual Report incorporated herein by reference	Filed herewith
21.1		Subsidiaries of the Registrant	Filed herewith
23.1		Consent of KPMG	Filed herewith
31.1		Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit
Number		Description	Method of Filing

31.2		Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	.1©	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32	.2©	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

*	Incorporated by reference to the corresponding exhibit in our Registration Statement on Form S-1 (No. 333-00088).

+	Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 2003 (File No. 0-27662).

**	Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 1997 (File No. 0-27662).

Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended September 30, 1999 (File No. 0-27662).

Incorporated by reference to Exhibit 4.1 to our filing on Form S-8 of July 15, 2003 (No. 333-107052).

¶	Incorporated by reference to Exhibit 10.15 to our Form 10-K for the year ended December 31, 2001 (File No. 0-27662).

§	Incorporated by reference to Exhibit 3.2 to our Form 8-A of July 13, 2003 (File No. 0-27662).

§§	Incorporated by reference to Exhibit 4.2 to our filing on Form S-8 of July 15, 2003.

++	Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended March 31, 2004 (File No. 0-27662).

¶¶	Incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarter ended March 31, 2004 (File No. 0-27662).

●	Incorporated by reference to Exhibit 10.2 to our Form 10-K for the year ended December 31, 2004 (File No. 0-27662).

∆	Incorporated by reference to Exhibit 1.3 of our Form 8-K filed on November 3, 2005 (File No. 0-27662).

Incorporated by reference to Exhibit 1.4 of our Form 8-K filed on November 3, 2005 (File No. 0-27662).

Incorporated by reference to Exhibit 3.3 of our Form 8-K filed on November 3, 2005 (File No. 0-27662).

Incorporated by reference to Exhibits 99.1 and 99.2 to our Form 8-K filed on January 13, 2006 (File No. 0-27662).

Incorporated by reference to Exhibit 10.20 to our Form 8-K filed on January 25, 2006 (File No. 0-27662).

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

IPC HOLDINGS, LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of IPC Holdings, Ltd.

Under date of February 24, 2006, we reported on the consolidated balance sheets of IPC Holdings, Ltd. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of (loss) income, comprehensive (loss) income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005, as contained in the December 31, 2005 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K. In connection with our audits of the 2005, 2004 and 2003 consolidated financial statements, we have also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the related 2005, 2004 and 2003 financial statement schedules based on our audits.

In our opinion, the related 2005, 2004 and 2003 financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/  KPMG
Chartered Accountants

Hamilton, Bermuda
February 24, 2006

SCHEDULE I

IPC HOLDINGS, LTD.

SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
(Expressed in thousands of United States Dollars)

	Year Ended		Amount at
	December 31, 2005		which shown
	Amortized	Market	in the
	Cost	Value	Balance Sheet

Type of investment:
Fixed maturities
U.S. Government and government agencies	$326,916	$324,175	$324,175
Other governments	296,823	293,962	293,962
Corporate	1,188,004	1,179,317	1,179,317
Supranational entities	202,992	201,152	201,152

Total fixed maturities	2,014,735	1,998,606	1,998,606

Equity investments	420,910	530,127	530,127
Cash and cash equivalents	31,113	31,113	31,113

Total investments, cash and cash equivalents	$2,466,758	$2,559,846	$2,559,846

See Report of Independent Registered Public Accounting Firm

SCHEDULE II

IPC HOLDINGS, LTD.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEET
(PARENT COMPANY)
(Expressed in thousands of United States Dollars)

	As of December 31,
	2005	2004

ASSETS:
Cash	$100	$100
Investment in wholly-owned subsidiaries*	1,622,946	1,670,324
Other assets	345	278

	$1,623,391	$1,670,702

LIABILITIES:
Payable to subsidiaries	$3,970	$1,923
Dividends payable	2,664	—
Other liabilities	357	340

	6,991	2,263

SHAREHOLDERS’ EQUITY:
Share capital — 2005: 63,666,368 shares outstanding, par value $0.01; 2004: 48,407,203 shares outstanding, par value $0.01	637	484
Preferred shares — 2005: 9,000,000 shares outstanding, par value $0.01; 2004: 0 shares outstanding, par value $0.01	90	—
Additional paid in capital	1,473,257	854,797
Deferred stock grant compensation	(2,492)	(2,899)
Retained earnings	52,126	724,907
Accumulated other comprehensive income	92,782	91,150

	1,616,400	1,668,439

	$1,623,391	$1,670,702

*	eliminated on consolidation

See Report of Independent Registered Public Accounting Firm

SCHEDULE II
continued

IPC HOLDINGS, LTD.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT — continued

STATEMENT OF (LOSS) INCOME
(PARENT COMPANY)
(Expressed in thousands of United States Dollars)

	Year Ended December 31,
	2005	2004	2003

Interest income	$115	$—	$—
Expenses:
Operating costs and expenses, net	2,057	2,168	1,568

(Loss) before equity in net (loss) income of wholly-owned subsidiaries*	(1,938)	(2,168)	(1,568)
Equity in net (loss) income of wholly-owned subsidiaries*	(621,461)	140,781	262,197
Preferred dividend	2,664	—	—

Net (loss) income available to common shareholders	$(626,063)	$138,613	$260,629

STATEMENT OF COMPREHENSIVE (LOSS) INCOME
(PARENT COMPANY)
(Expressed in thousands of United States Dollars)

	Year Ended December 31,
	2005	2004	2003

Net (loss) income	$(623,399)	$138,613	$260,629

Other comprehensive income:
Holding (losses) gains, net on investments during period	(8,618)	5,989	64,581
Reclassification adjustment for losses (gains) included in net income	10,556	(5,946)	(13,733)

	1,938	43	50,848

Comprehensive (loss) income	$(621,461)	$138,656	$311,477

*	eliminated on consolidation

See Report of Independent Registered Public Accounting Firm

SCHEDULE II
continued

IPC HOLDINGS, LTD.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT — continued

STATEMENT OF CASH FLOWS
(PARENT COMPANY)
(Expressed in thousands of United States Dollars)

	Year Ended December 31,
	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(623,399)	$138,613	$260,629
Adjustments to reconcile net income to cash provided by:
Equity in net loss (income) from subsidiaries*	621,461	(140,781)	(262,197)
Stock compensation	2,640	2,461	842
Changes in, net:
Other assets	(67)	17	(67)
Receivable from subsidiaries*	—	2,429	(2,429)
Payable to subsidiaries*	2,047	(684)	1,297
Other liabilities	17	133	60

	2,699	2,188	(1,865)

CASH FLOWS FROM FINANCING ACTIVITIES
Additional share capital received	614,731	645	67
Additional investment in subsidiaries*	(616,200)	—	—
Dividends received from subsidiaries*	43,750	39,650	36,500
Dividends paid to shareholders	(44,980)	(42,482)	(34,709)

	(2,699)	(2,187)	1,858

Net increase (decrease) in cash and cash equivalents	—	1	(7)
Cash and cash equivalents, beginning of year	100	99	106

Cash and cash equivalents, end of year	$100	$100	$99

*	eliminated on consolidation

See Report of Independent Registered Public Accounting Firm

SCHEDULE III

IPC HOLDINGS, LTD. AND SUBSIDIARIES

SUBSIDIARY SUPPLEMENTARY INSURANCE INFORMATION
(Expressed in thousands of United States Dollars)

							Amortization
		Future policy				Benefits,	of
		benefits,				claims,	deferred
	Deferred	losses, claims			Net	losses and	policy	Other	Gross
	policy acquisition	and loss	Unearned	Premium	investment	settlement	acquisition	operating	premiums
Segment	costs	expenses	premiums	revenue	income	expenses	costs	expenses	written

2005: Property & Similar	$7,843	$1,072,056	$66,311	$452,522	$71,757	$1,072,662	$39,249	$25,408	$472,387
2004: Property & Similar	$8,424	$274,463	$68,465	$354,882	$51,220	$215,608	$37,682	$20,983	$378,409
2003: Property & Similar	$8,035	$123,320	$61,795	$298,901	$47,089	$54,382	$30,867	$17,532	$322,762

See Report of Independent Registered Public Accounting Firm

SCHEDULE IV

REINSURANCE
(Expressed in thousands of United States Dollars)

		Ceded to	Assumed from		Percentage of
		other	other		amount
	Gross Amount	companies	companies	Net Amount(1)	assumed to net

2005: Property & Similar	$—	$21,581	$472,387	$450,806	105%
2004: Property & Similar	$—	$20,098	$378,409	$358,311	106%
2003: Property & Similar	$—	$14,466	$322,762	$308,296	105%

(1)	Premiums Written

See Report of Independent Registered Public Accounting Firm

IPC HOLDINGS, LTD.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Pembroke, Bermuda, on the 28th day of February, 2006.

IPC Holdings, LTD.

/s/  James P. Bryce
By: James P. Bryce
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Frank Mutch Frank Mutch	Chairman of the Board of Directors	February 28, 2006

/s/ James P. Bryce James P. Bryce	President, Chief Executive Officer and Director	February 28, 2006

/s/ John R. Weale John R. Weale	Senior Vice President, Chief Financial Officer and principal accounting officer	February 28, 2006

/s/ George Cubbon George Cubbon	Deputy Chairman of the Board of Directors	February 28, 2006

/s/ Clarence James Dr. The Honourable Clarence E. James	Director	February 28, 2006

/s/ Kenneth Hammond Kenneth Hammond	Director	February 28, 2006

EXHIBIT INDEX

Exhibit
Number		Description	Method of Filing

3.1		Memorandum of Association of the Company	*
3.2		Amended and Restated Bye-Laws of the Company	§
3.3		Form of Memorandum of Increase of Share Capital	*
3.4		Certificate of Designations for the preferred shares
4.1		Form of certificate for the common shares of the Company	*
4.2		Form of certificate for the preferred shares of the Company (included in Exhibit 3.4)
4.3		Letter Agreement, dated October 31, 2005 between the Company and AIG	∆
4.4		Registration Rights Agreement, dated as of March 13, 1996, among AIG, other shareholders names therein and the Company
10.1		Termination Agreement among the Company and the shareholders named therein	*
10	.2†	Amended and Restated IPC Holdings, Ltd. Stock Option Plan
10	.3†	Amended and Restated IPC Holdings, Ltd. Deferred Compensation Plan
10	.4†	IPCRe Defined Contribution Retirement Plan	*
10.5		Amended and Restated Administrative Services Agreement among the Company, IPCRe and American International Company, Limited	*
10.6		Investment Management Agreement between IPCRe and AIG Global Investment Corp. (Ireland) Limited (“AIGIC”), as amended	**
10.7		Investment Sub-Advisory Agreement between AIGIC and AIGIC (Europe) (formerly known as Dempsey & Company International Limited)	*
10.8		Custodial Agreement between AIG Global Trust Services and IPCRe	*
10	.9†	Retirement Agreement between IPCRe and James P. Bryce	*
10	.10†	Retirement Agreement between IPCRe and Peter J.A. Cozens	*
10.11		Credit Agreement between IPCRe Limited, Bank One NA, and other Lenders named therein	+
10.12		Underwriting Agency Agreement between Allied World Assurance Company, Ltd and IPCUSL	¶
10.13		Amended and Restated Amendment No. 1 to Underwriting Agency Agreement, dated December 1, 2001	¶¶
10.14		Amended Schedule I (Investment Policy Guideline) to Investment Management Agreement between IPCRe and AIGIC	+ +
10.15		IPC Holdings, Ltd. 2003 Stock Incentive Plan	§§
10.16		Form of Stock Option Agreement	●
10.17		Form of Restricted Stock Unit Award	●
10	.18†	The IPCRe Limited International Retirement Plan Level 2 Trust, as of December 31, 2003	●
10.19		Letters of Credit Master Agreement between Citibank N.A. and IPCRe Limited	●
10.20		Letter of Credit Agreement between a) Barclays Bank PLC and IPCRe, and letter of credit agreement b) between Bayerische Hypo- und Vereinsbank and IPCRe
10	.21†	Form of Special Retention Agreements
11.1		Statement regarding Computation of Per Share Earnings	Filed herewith
12.1		Statement of Computation of Ratios of Earnings to Fixed Charges	Filed herewith
13.1		Portions of the Annual Report incorporated herein by reference	Filed herewith
21.1		Subsidiaries of the Registrant	Filed herewith
23.1		Consent of KPMG	Filed herewith

Exhibit
Number		Description	Method of Filing

31.1		Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2		Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	.1©	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32	.2©	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

*	Incorporated by reference to the corresponding exhibit in our Registration Statement on Form S-1 (No. 333-00088).

+	Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 2003 (File No. 0-27662).

**	Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 1997 (File No. 0-27662).

Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended September 30, 1999 (File No. 0-27662).

Incorporated by reference to Exhibit 4.1 to our filing on Form S-8 of July 15, 2003 (No. 333-107052).

¶	Incorporated by reference to Exhibit 10.15 to our Form 10-K for the year ended December 31, 2001 (File No. 0-27662).

§	Incorporated by reference to Exhibit 3.2 to our Form 8-A of July 13, 2003 (File No. 0-27662).

§§	Incorporated by reference to Exhibit 4.2 to our filing on Form S-8 of July 15, 2003 (No. 333-107052).

++	Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended March 31, 2004 (File No. 0-27662).

¶¶	Incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarter ended March 31, 2004 (File No. 0-27662).

●	Incorporated by reference to Exhibit 10.2 to our Form 10-K for the year ended December 31, 2004 (File No. 0-27662).

∆	Incorporated by reference to Exhibit 1.3 of our Form 8-K filed on November 3, 2005 (File No. 0-27662).

Incorporated by reference to Exhibit 1.4 of our Form 8-K filed on November 3, 2005 (File No. 0-27662).

Incorporated by reference to Exhibit 3.3 of our Form 8-K filed on November 3, 2005 (File No. 0-27662).

Incorporated by reference to Exhibits 99.1 and 99.2 to our Form 8-K filed on January 13, 2006 (File No. 0-27662).

Incorporated by reference to Exhibit 10.20 to our Form 8-K filed on January 25, 2006 (File No. 0-27662).

†	Management contract or compensatory plan, contract or arrangement.

©	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (sub-sections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), and are not being filed as exhibits to this report.