Form 10-Q
period 2006-03-31
IPC HOLDINGS LTD
filed 2006-04-28
CIK 909815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2006
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
(441) 298-5100

(Registrant’s telephone number,
including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes . ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes . ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No . ☑ .
The number of outstanding common shares par value U.S. $0.01 per share of IPC Holdings, Ltd., as of April 27, 2006 was 63,606,290

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of United States dollars, except for per share amounts)

	As of	As of
	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS:

Fixed maturity investments:
Available for sale, at fair value (amortized cost 2006: $1,995,869; 2005: $2,014,735)	$1,970,738	$1,998,606
Equity investments, available for sale at fair value (cost 2006: $423,236; 2005: $420,910)	555,341	530,127
Cash and cash equivalents	25,152	31,113
Reinsurance premiums receivable	258,729	180,798
Deferred premiums ceded	7,921	4,120
Loss and loss adjustment expenses recoverable	715	1,054
Accrued investment income	21,456	19,885
Deferred acquisition costs	21,345	7,843
Prepaid expenses and other assets	8,124	4,735

TOTAL ASSETS	$2,869,521	$2,778,281

LIABILITIES:

Reserve for losses and loss adjustment expenses	$950,144	$1,072,056
Unearned premiums	210,337	66,311
Reinsurance premiums payable	8,013	4,991
Deferred fees and commissions	2,458	1,363
Accounts payable and accrued liabilities	19,336	17,160

	1,190,288	1,161,881

SHAREHOLDERS’ EQUITY:

Common shares outstanding, par value U.S. $0.01: 2006: 63,702,211; 2005: 63,666,368 shares)	637	637
Preferred shares – Series A mandatory convertible preferred shares outstanding, par value $0.01: 2006: 9,000,000; 2005: 9,000,000	90	90
Additional paid-in capital	1,474,283	1,473,257
Deferred stock grant compensation	(2,807)	(2,492)
Retained earnings	100,362	52,126
Accumulated other comprehensive income	106,668	92,782

	1,679,233	1,616,400

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,869,521	$2,778,281

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Expressed in thousands of United States dollars, except for per share amounts)

	Quarter ended March 31,
	2006	2005
	(unaudited)	(unaudited)
REVENUES:

Gross premiums written	$235,593	$205,841
Change in unearned premiums	(144,026)	(119,119)

Premiums earned	91,567	86,722

Reinsurance premiums ceded	(8,425)	(9,023)
Change in deferred premiums ceded	3,801	4,339

Premiums ceded	(4,624)	(4,684)

Net premiums earned	86,943	82,038
Net investment income	24,604	17,515
Net realized (losses) gains on investments	(12,614)	(3,210)
Other income	837	1,109

	99,770	97,452

EXPENSES:

Net losses and loss adjustment expenses	22,096	37,936
Net acquisition costs	8,789	8,122
General and administrative expenses	6,349	6,016
Net exchange (gain) loss	(111)	1,423

	37,123	53,497

NET INCOME	62,647	43,955

Dividends on preferred shares	4,234	—

Net income available to common shareholders	$58,413	$43,955

Basic net income per common share	$0.92	$0.91
Diluted net income per common share	$0.86	$0.91

Weighted average number of common shares - basic	63,612,760	48,330,812
Weighted average number of common shares - diluted	72,618,979	48,429,102
The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Expressed in thousands of United States dollars)

	Quarter ended March 31,
	2006	2005
	(unaudited)	(unaudited)
NET INCOME	$62,647	$43,955

Other comprehensive income (loss):
Net holding gains (losses) on investments during period	1,272	(28,336)
Reclassification adjustment for losses (gains) included in net income	12,614	3,210

	13,886	(25,126)

COMPREHENSIVE INCOME	76,533	$18,829

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Expressed in thousands of United States dollars, except per share amounts)

	As of	As of
	March 31, 2006	December 31, 2005
	(unaudited)
COMMON SHARES PAR VALUE $0.01:
Balance, beginning of year	$637	$484
Additional shares issued	—	153

Balance, end of period	$637	$637

PREFERRED SHARES PAR VALUE $0.01
Balance beginning of year	$90	$—
Additional shares issued	—	90

Balance, end of period	$90	$90

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	$1,473,257	$854,797
Shares issued	—	617,561
Shares repurchased	—	(1,334)
Stock options and grants awarded	1,026	2,233

Balance, end of period	$1,474,283	$1,473,257

DEFERRED STOCK GRANT COMPENSATION:
Balance, beginning of year	$(2,492)	$(2,899)
Stock grants awarded	(682)	(1,316)
Stock grants forfeited	—	454
Amortization	367	1,269

Balance, end of period	$(2,807)	$(2,492)

RETAINED EARNINGS:
Balance, beginning of year	$52,126	$724,907
Net income (loss)	62,647	(623,399)
Reduction on share repurchase	—	(1,738)
Dividends paid and accrued	(14,411)	(47,644)

Balance, end of period	$100,362	$52,126

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance, beginning of year	$92,782	$91,150
Other comprehensive income	13,886	1,632

Balance, end of period	$106,668	$92,782

TOTAL SHAREHOLDERS’ EQUITY	$1,679,233	$1,616,400

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of United States dollars)

	Three months ended March 31,
	2006	2005
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$62,647	$43,955
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of fixed maturity premiums (discounts), net	(2,261)	3,788
Net realized losses on investments	12,614	3,210
Stock compensation	710	738
Changes in:
Reinsurance premiums receivable	(77,931)	(92,061)
Deferred premiums ceded	(3,801)	(4,339)
Loss and loss adjustment expenses recoverable	339	(72)
Accrued investment income	(1,571)	143
Deferred acquisition costs	(13,502)	(11,614)
Prepaid expenses and other assets	(3,389)	(2,724)
Reserve for losses and loss adjustment expenses	(121,912)	(17,824)
Unearned premiums	144,026	119,119
Reinsurance premiums payable	3,022	4,261
Deferred fees and commissions	1,095	1,678
Accounts payable and accrued liabilities	2,747	2,279

Cash provided by operating activities	2,833	50,537

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of fixed maturity investments	(398,327)	(519,632)
Proceeds from sale of fixed maturity investments	340,840	482,403
Proceeds from maturities of fixed maturity investments	66,000	5,850
Purchases of equity investments	(2,325)	(4,903)
Proceeds from sale of equity investments	—	—

Cash provided by (used in) investing activities	6,188	(36,282)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from share issuance	—	105
Cash dividends paid to shareholders	(14,982)	(11,599)

Cash used by financing activities	(14,982)	(11,494)

Net (decrease) increase in cash and cash equivalents	(5,961)	2,761
Cash and cash equivalents, beginning of period	31,113	27,898

Cash and cash equivalents, end of period	$25,152	$30,659

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except for per share amounts)
(unaudited)
1.	GENERAL:

The consolidated interim financial statements presented herein have been prepared on the basis of accounting principles generally accepted in the United States of America and include the accounts of IPC Holdings, Ltd. (the “Company”) and its wholly-owned subsidiaries, IPCRe Limited (“IPCRe”) and IPCRe Underwriting Services Limited (“IPCUSL” and, together with the Company and IPCRe, “IPC”) and IPCRe Europe Limited, which is a wholly-owned subsidiary of IPCRe. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three month periods ended March 31, 2006 and 2005, respectively, the balance sheet as of March 31, 2006 and the cash flows for the three months ended March 31, 2006 and 2005, respectively. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005, in our report on Form 10-K. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.	DIVIDENDS:

On February 15, we paid a preference dividend of $0.533932 per Series A Mandatory Convertible preferred share, to shareholders of record on January 31, 2006.

On March 23, 2006 we paid a common stock dividend of $0.16 per share to common stock shareholders of record on March 7, 2006.

On April 25, 2006 we declared a preference dividend of $0.475781 per Series A Mandatory Convertible preferred share to be paid on May 15, 2006, to shareholders of record on May 1, 2006.

On April 25, 2006 we declared a common stock dividend of $0.16 per common share to be paid on June 22, 2006, to shareholders of record on June 6, 2006.

3.	ACCOUNTING FOR STOCK-BASED COMPENSATION AND DISCLOSURE:

Effective January 1, 2006, management adopted the fair value method of accounting for stock-based employee compensation as prescribed by Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (Revised 2004) “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such services will be recognized over the period during which an employee is required to provide service in exchange for the award. Since 2003 the Company has expensed compensation costs for stock options on a prospective basis for all awards granted, modified or settled after January 1, 2003 in accordance with Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation and Disclosure”.

SFAS 123R requires expected forfeitures to be included in determining share-based employee compensation expense. Prior to the adoption of SFAS 123R, forfeiture benefits were recorded as a reduction to compensation expense when an employee left the Company and forfeited the award. The transition impact of adopting SFAS 123R as of January 1, 2006, including the effect of accruing for expected forfeitures on outstanding share-based awards, was not material to our results of operations for the three months ended March 31, 2006. In addition, SFAS 123R requires the immediate expensing of share-based awards granted to retirement-eligible employees. Share-based awards granted to retirement-eligible employees prior to the adoption of SFAS 123R must continue to be amortized over the stated service period of the award (and accelerated if the employee actually retires). Consequently, our compensation and benefits expenses in the year ending December 31, 2006 (and, to a lesser extent, in the years ending December 31, 2007 and 2008) will include both the amortization (and acceleration, if any) of awards granted to retirement-eligible employees prior to the adoption of SFAS 123R as well as the full grant-date fair value of new awards granted to such employees under SFAS 123R. The estimated annual non-cash expense in the year ending December 31, 2006 associated with the continued amortization of share-based awards granted to retirement-eligible employees prior to the adoption of SFAS 123R is approximately $676, of which $169 was recognized in the quarter ended March 31, 2006.

On June 13, 2003 the shareholders approved a new stock incentive plan. The plan allows for the issuance of up to five hundred thousand common shares, $0.01 par value, as grants of restricted stock to selected employees to compensate them for their contributions to the long-term growth and profits of the Company. Pursuant to SFAS 123R, compensation expense is recorded ratably based on the fair value of the grants at the date of grant (i) over the vesting period (ii) immediately for grants awarded to retirement-eligible employees or (iii) over the period from the grant date until the date when retirement-eligibility is achieved if earlier than vesting date. Such units vest at a rate of 25% annually and are expensed on the straight line basis, but are recorded as outstanding upon issuance (regardless of the vesting period). The charge recorded for the quarter ended March 31, 2006 for grants of restricted stock was $367 (2005: $345).

The activity related to these restricted stock units is set forth below:

			Weighted average grant-date fair
	Restricted stock units		value of restricted stock units
	outstanding		outstanding
	Future	No future	Future	No future
	service	service	service	service
	required	required(2)	required	required(2)
Outstanding, beginning of period	49,984	54,375	36.44	36.04
Granted (1)	15,477	12,224	23.10	26.55
Forfeited	—	—	—	—
Vested	16,356	17,344	36.29	35.74
Outstanding, end of period	49,105	49,255	32.29	33.79

(1)	The weighted average grant-date fair value of restricted stock units granted for the quarter ended March 31, 2006 was $24.62 per unit, compared with $40.56 per unit for the same prior year period.

(2)	Restricted stock units are deemed to vest immediately for retirement-eligible employees.
The Company adopted a Stock Option Plan (the “Option Plan”), effective February 15, 1996. This Option Plan was amended and approved by the shareholders in 1999 and further amended and approved in 2003 and 2005. Under the last amended Option Plan, approved by shareholders in June 2005, at the discretion of the Compensation Committee of the Board of Directors (the “Committee”), the Company may grant to certain employees up to 2,327,500 common shares, $0.01 par value. The exercise price of the options granted under the Option Plan shall be as determined by the Committee in its sole discretion, including, but not limited to, the book value per share or the publicly traded market price per share.

On February 15, 1996 and July 25, 1996, the Company granted options to acquire 85,249 common shares to officers and management employees at an exercise price of $16.54 per common share which equaled the book value per common share as of December 31, 1995. Between January 2, 1997 and March 31, 2006, the Company granted options to acquire common shares to officers and management employees at exercise prices ranging from $13.375 to $43.03 per common share, which equaled the opening market prices on the dates of grant. Such options vest at a rate of 25% annually, are recorded on the straight line basis and lapse on the tenth anniversary of issue. The Option Plan contains different vesting conditions to the restricted stock unit plan and therefore we do not deem options granted for retirement-eligible employees as vesting immediately. The amount of the charge recorded in the three months ended March 31, 2006 for awards of stock options was $343 (2005: $393).

The following table illustrates the effect on net loss and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period in accordance with SFAS 123R.

	Quarter ended March 31,
	2006	2005
	(unaudited)	(unaudited)
Net income, as reported	$62,647	$43,955
Add: Stock-based employee expense	710	738
Deduct: Total stock-based employee expense determined under fair value based method for all awards.	(818)	(1,028)

Pro forma net income	62,539	43,655
Dividends on preferred shares	4,234	—

Net income available to common shareholders	$58,305	$43,655

Earnings per share:
Basic – as reported	$0.92	$0.91
Basic – pro forma	$0.92	$0.91
Diluted – as reported	$0.86	$0.91
Diluted – pro forma	$0.86	$0.91

     A summary of the status of the Company’s Option Plan as of March 31, 2006 and 2005 and changes during the periods then ended is presented in the tables and narrative below.

	March 31, 2006
	2006		2005
		Weighted		Weighted
		average		average
	Number of	exercise	Number of	exercise
	shares	price	shares	price
Outstanding, beginning of period	452,125	$36.47	474,625	$31.43
Granted	162,500	$28.00	169,000	$43.03
Exercised	—	$—	21,500	$25.63
Forfeited	—	$—	—	$—
Outstanding, end of period	614,625	$34.23	622,125	$34.78
Exercisable, end of period	220,250	$25.99	239,000	$28.46

Weighted average fair value of options granted (per share)		$8.99		$15.07
     The fair value of options granted on March 17, 2006 was estimated using the Black-Scholes option pricing model, using assumed risk-free rates of interest of 4.71%; expected dividend yield of 2.286%; an expected life of 7 years; an expected volatility of 31.0%; and a forfeiture rate of 16%.
     The fair value of options granted on January 3, 2005 was estimated using the Black-Scholes option pricing model, using assumed risk-free rates of interest of 3.93%; expected dividend yield of 2.231%; an expected life of 7 years; and an expected volatility of 36.7%.
     The assumed risk free interest rates is the market yield on U. S. Treasury securities at 7-year constant maturity to match the expected life. The expected life is estimated based on a 4 year vesting period and a 10 year exercising period together with a review of actual exercising patterns. The expected dividend yield is calculated using the share price and the last dividend per share amount at date of grant. The expected volatility is calculated using the Company’s own historical price volatility over the last 5.6 years. The forfeiture rate is obtained from the Company’s actual historical experience.

		Weighted
		average	Weighted		Weighted
	Outstanding at	contractual	average	Exercisable at	average
Range of	March 31,	period in	exercise	March 31,	exercise
exercise price	2006	years	price	2006	price
$13-19	7,500	3.05	15.61	7,500	15.61
$19-25	11,500	3.53	21.83	11,500	21.83
$25-31	230,625	8.57	27.96	55,000	27.85
$31-37	83,750	5.93	31.65	53,125	31.71
$37-43	128,750	7.75	38.90	55,000	38.90
$43-49	152,500	8.75	43.03	38,125	43.03

Total	614,625			220,250

As of March 31, 2006, there was $6,609 of total unrecognized compensation cost related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.48 years.
4. NEW ACCOUNTING PRONOUNCEMENTS
There were no new accounting pronouncements issued in the quarter ended March 31, 2006 that would affect the Company’s financial statements for the period there ended.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Critical Accounting Policies
     The following is a summary of the accounting policies for the three main components of our balance sheet and statement of income: premiums, losses (claims) including reserves and investments/investment income.
     Premiums
     Premiums are recorded as written at the beginning of each policy, based upon information received from ceding companies and their brokers, and are earned over the policy period. For excess of loss contracts, the amount of deposit premium is contractually documented at inception, and therefore no management judgement is necessary in accounting for this. Premiums are earned on a pro rata basis over the policy period. For proportional treaties, the amount of premium is normally estimated at inception by the ceding company. We account for such premium using initial estimates, which are reviewed regularly with respect to the actual premium reported by the ceding company. At March 31, 2006 the amount of premium accrued resulting from managements’ estimates for proportional treaties was approximately 7% of total gross premiums written for the quarter then ended. Reinstatement premiums are recognized and accrued at the time we incur a loss and where coverage of the original contract is reinstated under pre-defined contract terms and are earned pro-rata over the reinstated coverage period. Such accruals are based upon actual contractual terms applied to the amount of loss reserves expected to be paid, and the only element of management judgement involved is with respect to the amount of loss reserves as described below, and associated rates on line (i.e. price). The amount accrued at March 31, 2006 for estimated reinstatement premiums on Reported But Not Enough losses (“RBNE”) and Incurred But Not Reported (“IBNR”) loss reserves was $24.3 million.
     Loss Reserves
     Under accounting principles generally accepted in the United States of America, we are not permitted to establish loss reserves until the occurrence of an event which may give rise to a claim. As a result, only loss reserves applicable to losses incurred up to the reporting date are established, with no allowance for the provision of a contingency reserve to account for expected future losses. Claims arising from future catastrophic events can be expected to require the establishment of substantial reserves from time to time.
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
     The reserve for losses and loss adjustment expenses is based upon reports from industry sources, including initial estimates of aggregate industry losses, individual case estimates received from ceding companies and/or their brokers, output from commercially available catastrophe loss models and management’s estimates. When a catastrophic event occurs, we first determine which treaties may be affected using our geographic database of exposures. We then contact the respective brokers and ceding companies involved with those treaties, to determine their estimate of involvement and the extent to which the reinsurance program is affected. We may also use computer modeling to measure and estimate loss exposure under the actual event scenario, if available. Since 1993, we have contracted AIR Worldwide Corporation for the use of their proprietary models — currently CATRADER ® — as part of our modeling approach. These computer-based loss modeling systems utilize A.M. Best’s data and direct exposure information obtained from our clients. Once an event occurs, we establish a specific reserve for that event, based upon estimates of total losses incurred by the ceding insurers and the industry as a whole, as a result of the event and a specific estimate of the portion of such loss we have reinsured. Management’s estimates are used for IBNR or RBNE loss amounts. For catastrophic events there is often considerable uncertainty underlying the assumptions and associated estimated reserves for losses and loss adjustment expenses. Reserves are reviewed regularly and, as experience develops and additional information becomes known, the reserves are adjusted as necessary. However, complexity resulting from problems such as policy coverage issues, multiple events affecting one geographic area and the resulting impact on claims adjusting (including allocation of claims to event and the effect of demand surge on the cost of building materials and labour) by, and communications from, ceding companies, can cause delays to the timing with which we are notified of changes to loss estimates. Such adjustments, if necessary, are reflected in results of operations in the period in which they become known. For excess of loss business, which is generally over 90% of the premium we write, we are aided by the fact that each treaty has a defined limit of liability arising from one event. Once that limit has been reached, we have no further exposure to additional losses from that treaty for the same event. For proportional treaties, we generally use an initial estimated loss and loss expense ratio (the ratio of losses and loss adjustment expenses incurred to premiums earned), based upon information provided by the ceding company and/or their broker and our historical experience of that treaty, if any. The estimate is adjusted as actual experience becomes known.
At March 31, 2006 management’s estimates for IBNR/RBNE represented approximately 27% of total loss reserves. The majority of the estimate relates to reserves for claims from hurricanes Katrina, Rita and Wilma, which affected various parts of Gulf coast states between August and October 2005. If our estimate of IBNR/RBNE loss reserves at March 31, 2006 was inaccurate by a factor of 10%, our results of operations would be impacted by a positive or negative movement of approximately $26 million. If our total reserve for losses at March 31, 2006 was inaccurate by a factor of 10%, our incurred losses would be impacted by approximately $95 million, which represents approximately 6% of shareholders’ equity at March 31, 2006. In accordance with IPCRe’s registration under the Bermuda Insurance Act 1978 and Related Regulations (the “Insurance Act”), the loss reserves are certified annually by an independent loss reserve specialist.
     Investments
     In accordance with our investment guidelines, our investments consist of certain equity investments in mutual funds and high-grade marketable fixed income securities. Investments are considered “Available for Sale” and are carried at fair value. Fixed maturity investments are stated at fair value as determined by the quoted market price of these securities as provided either by independent pricing services or, when such prices are not available, by reference to broker or underwriter bid indications. Equity investments in mutual funds are stated at fair value as determined by either the most recently traded price or the net asset value as advised by the fund. Unrealized gains and losses are included within “Accumulated other comprehensive income” as a separate component of shareholders’ equity. Realized gains and losses on sales of investments are determined on a first-in, first-out basis. Investment income is recorded when earned and includes the amortization of premiums and discounts on investments.
     We regularly monitor the difference between the cost and fair value of our investments, which involves uncertainty as to whether declines in value are temporary in nature. If we believe a decline in value of a particular investment is temporary, we record the decline as an unrealized loss as a separate component of our shareholders’ equity. If we believe the decline is other-than-temporary, we write down the cost basis of the investment to the market price as of the reporting date and record a realized loss in our statement of income. The determination that a security has incurred an other-than-temporary decline in value requires the judgement of IPC’s management, which includes the views of our investment managers and a regular review of our investments. Our assessment of a decline in value includes our current judgement as to the financial position and future prospects of the entity that issued the security, and our intent and ability to hold the security for a sufficient period of time to permit recovery, which could be until maturity for debt instruments. If that judgement changes in the future we may ultimately record a realized loss, after having originally concluded that the decline in value was temporary.
     Generally, we review all securities that are trading at a significant discount to par, amortized cost (if lower) or cost for an extended period of time. We generally focus our attention on all equity securities whose market value is less than 75% of their cost, or fixed income securities whose market value has been less than amortized cost for a period of nine months or more, irrespective of the extent of the decline. The specific factors we consider in evaluating potential impairment include the following:
•	The extent of decline in value

•	The length of time the security is below cost

•	The future prospects of the issuer, or in the case of mutual funds, the future prospects of the fund

•	Whether the decline appears to be related to general market or industry conditions, or is issuer-specific

•	Our intent and ability to hold the security

•	Other qualitative and quantitative factors
     At March 31, 2006 our equity investments mostly comprised investments in the following: a north American equity fund, a global equity fund, a fund of hedge funds and a fund with attributes similar to those of the S & P 500 Index. None of the funds have a significant concentration in any one business sector; accordingly, the value of our equity funds is principally influenced by macro economic factors rather than issuer-specific factors. Our equity investments are subject to the same analyses as described above for the determination of other-than-temporary declines in value. Since there is a portfolio of securities within each fund, the qualitative issues are usually broader than those for individual securities and therefore the assessment of impairment is inherently more difficult and requires more management judgement.
     At March 31, 2006 we did not hold any fixed maturity securities that are not investment grade or not rated.
     At March 31, 2006 we determined that there was other-than-temporary impairment of securities in the amount $7.7 million.

RESULTS OF OPERATIONS, QUARTERS ENDED MARCH 31, 2006 AND 2005
The following is a discussion of the results of operations and financial position of IPC Holdings, Ltd. References to “we”, “our” or “IPC” mean IPC Holdings together with its wholly-owned subsidiaries, IPCRe and IPCUSL. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes for the quarter ended March 31, 2006.
     Our net income for the quarter ended March 31, 2006 was $62.6 million, compared to $44.0 million for the quarter ended March 31, 2005. The reasons for the increase were higher premiums earned and investment income, combined with lower incurred losses, offset by a large increase in net realized losses on investments, as discussed below.
     In the quarter ended March 31, 2006, we wrote premiums of $235.6 million, compared to $205.8 million in the first quarter of 2005, an increase of 14%. Written premiums in the first quarter were higher because of price increases and new business. We wrote premiums in respect of new business totaling $17.9 million and premiums from existing business were approximately $32.6 million more in the first quarter of 2006 in comparison to the first quarter of 2005, due to increased pricing, program re-structuring and foreign exchange rate differences. These additions more than offset business which was not renewed because of unsatisfactory terms and conditions, or because the cedant did not purchase the protection, which totaled approximately $13.9 million. Adjustment premiums, which are adjustments generally arising from differences between cedents’ actual premium income and the original estimates thereof, were $2.8 million in the first quarter of 2006 compared to $2.0 million in the first quarter of 2005. Reinstatement premiums were $7.7 million less in the first quarter of 2006, compared to the first quarter of 2005, primarily due to accrual adjustments made to reinstatement premiums on IBNR.
     In the quarter ended March 31, 2006, we ceded $8.4 million of premiums to our retrocessional facilities, compared with $9.0 million for the quarter ended March 31, 2005. The actual contracts ceded are at IPC’s underwriters’ judgement in optimizing the risk profile of the portfolio, which can cause premiums ceded to vary as a proportion of our gross writings, from quarter to quarter. Net premiums earned in the quarter ended March 31, 2006 were $86.9 million, compared to $82.0 million in the first quarter of 2005, an increase of 6%, due to the impact of the increase in written premiums, which was partly offset by the adjustments to reinstatement premiums.
     Net investment income was $24.6 million in the quarter ended March 31, 2006, compared to $17.5 million in the first quarter of 2005. Investment income in the current quarter included $2.1 million in dividends from our investments in equity funds and a fund of hedge funds. In the first quarter of 2005 we received a dividend of $4.8 million from these investments. The average balance of invested assets in the quarter ended March 31, 2006 was 34% higher than the first quarter of 2005, because of capital-raising that was undertaken in the fourth quarter of 2005. This factor was enhanced by the overall yield of the fixed income portfolio being higher for the quarter ended March 31, 2006 than for the corresponding quarter in 2005, primarily due to an increase in interest rates.
     There was a net realized loss from investments in the quarter ended March 31, 2006 of $(12.6) million, compared to $(3.2) million in the first quarter of 2005. Net realized gains and losses fluctuate from period to period, depending on the individual securities sold. In addition, net realized losses in the first quarter of 2006 include a write-down of $7.7 million in the cost basis of certain fixed income securities where management has determined there had a been a decline in value which was other than temporary.
     In the quarter ended March 31, 2006, we incurred net losses and loss adjustment expenses of $22.1 million, compared to $37.9 million in the first quarter of 2005. Incurred losses in the first quarter of 2006 included claims from cyclone Larry, which struck Queensland, Australia on March 20, 2006, for which we have estimated total claims in the amount of $8 million. The balance of the incurred losses in the first quarter of 2006 related to an explosion which occurred in the U.K. in December 2005 and some minor development from the major windstorms of 2005 ($11 million). Incurred losses in the first quarter of 2005 primarily arose from cyclone Erwin which struck northern Europe in January 2005, the Tsunami which affected south-east Asia in late December, 2004, and minor development from other prior year events, as well as reserves established for pro rata treaty business.
     Net acquisition costs incurred, which consist primarily of commissions and brokerage fees paid to intermediaries for the production of business, were $8.8 million for the quarter ended March 31, 2006, compared to $8.1 million in the first quarter of 2005. These costs have increased proportionately to the increase in earned premiums. General and administrative expenses were $6.3 million in the quarter ended March 31, 2006, compared to $6.0 million in the first quarter of 2005. The majority of the increase is the result of service fees incurred which are based on earned premiums.

LIQUIDITY AND CAPITAL RESOURCES
     IPC Holdings is a holding company that conducts no reinsurance operations of its own. Its cash flows are limited to distributions from IPCRe and IPCUSL by way of loans or dividends. Under the Insurance Act, IPCRe is required to maintain a solvency margin and a minimum liquidity ratio, and is prohibited from declaring or paying dividends if to do so would cause IPCRe to fail to meet its solvency margin and its minimum liquidity ratio. Under the Insurance Act, IPCRe is prohibited from paying dividends of more than 25% of its total statutory capital and surplus at the end of the previous fiscal year unless it files an affidavit stating that the declaration of such dividends has not caused IPCRe to fail to meet its solvency margin and minimum liquidity ratio. The Insurance Act also prohibits IPCRe from declaring or paying any dividend without the approval of the Supervisor of Insurance of Bermuda if IPCRe failed to meet its solvency margin and minimum liquidity ratio on the last day of the previous fiscal year. In addition, IPCRe is prohibited under the Insurance Act from reducing its opening total statutory capital by more than 15% without the approval of the Authority. The maximum dividend payable by IPCRe in accordance with the foregoing restrictions as of March 31, 2006 was approximately $410.4 million.
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
     Net cash flows from operating activities in the three months ended March 31, 2006 were $2.8 million compared to $50.5 million in the corresponding period of 2005. The significant decrease is primarily the result of the increase in net claims paid during the period, which were $144.0 million in the three months ended March 31, 2006, compared to $55.0 million in the corresponding period of 2005. The trend of significantly increased claims payments is expected to continue throughout 2006 and into 2007, as we anticipate paying claims associated with the events that have taken place in prior years, primarily Hurricane Katrina, as well as the other windstorms that took place in 2005.
     Net cash inflows from investing activities in the three months ended March 31, 2006 were $6.2 million (2005 — outflows of $36.3 million). Cash and cash equivalents decreased by $6.0 million in the three months ended March 31, 2006, resulting in a balance of $25.2 million at March 31, 2006. At March 31, 2006, 48% of IPC’s fixed maturity investment portfolio (based on fair value) was held in securities rated AAA, and 30% was held in securities rated AA. At December 31, 2005 the proportions of securities so rated were 48% and 30%, respectively. At March 31, 2006 the average modified duration of IPC’s fixed maturity portfolio was 2.7 years, the same as at December 31, 2005. We believe that because of the relatively short duration and high quality of IPC’s investment portfolio, we have sufficient liquidity to meet IPC’s cash demands.
     On February 21, 2006 our shareholders approved an increase in the number of the Company’s authorized common shares from 75,000,000 to 150,000,000, and an increase in the number of the Company’s authorized preferred shares from 25,000,000 to 35,000,000. On April 19, 2006 AIG notified IPC that AIG intends to exercise its demand registration rights to register for sale up to 15.397 million of the IPC common shares it owns (24.2% of outstanding shares) in a public offering, subject to market conditions. On April 27, 2006, IPC filed an omnibus registration statement with the United States Securities and Exchange Commission (“SEC”) for the sale of securities including debt securities, common and preferred shares and other securities that IPC may wish to offer from time to time.
     Ratings are an important factor in establishing the competitive position of reinsurance companies. IPCRe and IPCRe Europe have an insurer financial strength rating of “A (Excellent; 3rd of 15 categories)” from A.M. Best and are rated “A (Strong; 6th of 18 categories)” for financial strength and counter-party credit by Standard & Poor’s. A.M. Best and Standard & Poor’s ratings reflect their opinions of a reinsurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders, but are not evaluations directed to investors in our securities and are not recommendations to buy, sell or hold our securities. Our ratings are subject to periodic review by A.M. Best and Standard & Poor’s, and we cannot assure you that we will be able to retain those ratings. If these ratings are reduced from their current levels by A.M. Best and/or Standard & Poor’s, our competitive position in the insurance industry could suffer and it may be more difficult for us to market our products. A downgrade could result in a loss of business as ceding companies move to other reinsurers with higher ratings, and a significant downgrade to a rating below “A-” by A.M. Best or Standard & Poor’s could trigger provisions allowing some cedants to opt to cancel their reinsurance contracts with us. On April 20, 2006, S&P reaffirmed the “A” ratings (with a continuing negative outlook) of IPCRE and IPCRe Europe, as part of its annual rating review.
     IPCRe is not a licensed insurer in the United States and therefore, under the terms of most of its contracts with U.S.-based companies, must provide security to reinsureds to cover unpaid liabilities in a form acceptable to state insurance commissioners. Typically, this type of security takes the form of a letter of credit issued by an acceptable bank, the establishment of a trust, or a cash advance. At March 31, 2006 IPCRe obtained letters of credit through three commercial banks pursuant to three bilateral facilities in amounts of $350 million, $250 million and $165 million, respectively. In turn, IPCRe provides the banks security by giving them liens over certain of IPCRe’s investments in an amount not to exceed 118% of the aggregate letters of credit outstanding. Effective March 31, 2006 and December 31, 2005, there were outstanding letters of credit of $578.0 million and $606.3 million, respectively. The majority of the amount at the end of

March, 2006 was due to the requirements of our clients as a result of claims arising from hurricanes Katrina, Rita and Wilma. The total amount of security required by the banks under the three facilities at March 31, 2006 was approximately $665.3 million. Effective March 31, 2006, IPCRe cancelled its three-year revolving credit facility for $200 million, which was due to expire on June 30, 2006. Effective April 13, 2006, IPC entered into a five-year, $500 million credit agreement with a syndicate of lenders. The credit agreement consists of a $250 million senior unsecured credit facility available for revolving borrowings and letters of credit, and a $250 million senior secured credit facility available for letters of credit. The revolving line of credit will be available for the working capital, liquidity and general corporate requirements of the Company and its subsidiaries. At the same time, IPCRe reduced the $250 million bilateral letter of credit facility discussed above to $160 million. It is intended that further reductions to the bilateral facilities will take place during the second quarter of 2006. Total letter of credit capacity available to IPC after these changes have been concluded, will total $700 million, including the new facility. IPC is permitted to declare and pay dividends provided there are no defaults or unmatured defaults pending. One of the significant covenants of the facility requires IPC to maintain a minimum net worth (shareholders’ equity) of $1 billion, plus 25% of any positive net income for each fiscal year, beginning with the fiscal year ending December 31, 2006, plus 25% of the net proceeds of any equity issuance or other capital contributions. As of April 13, 2006 the maximum dividend payable by IPC Holdings under the terms of the new facility was $523.6 million. As of the date of this report, no amounts have been drawn under the facility, and we are in compliance with all terms and covenants required.
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
     Transactions with Non-Independent Parties
     The following is a summary of amounts in respect of significant non-independent party transactions during the three month periods ended March 31, 2006 and 2005, respectively (expressed in thousands of U.S. dollars):

	March 31, 2006	March 31, 2005
Administrative services fees (included in General & Admin. expenses)	$2,284	$2,168

Investment fees netted against investment income:	$1,016	$769

Underwriting services fee income (included in Other income)	$837	$1,109

Premiums written	$18,404	$24,587

Premiums ceded	$662	$664
     Underwriting services fee income is a percentage of the premiums written on behalf of one client, which is related to a shareholder of the Company. Fees are accrued and taken into income over the related policy periods.
     For a discussion of certain of our contractual relationships with non-independent parties, please see “Certain Relationships and Related Transactions” in our definitive Proxy Statement on Schedule 14A, to be filed with the Securities and Exchange Commission on May 1, 2006 and incorporated by reference into our Form 10-K for the year ended December 31, 2005.
     The Amended and Restated Administrative Services Agreement between American International Company, Ltd. (“AICL”), IPC Holdings, Ltd. and IPCRe Limited currently terminates on June 30, 2006 and is automatically renewed thereafter for successive three-year terms unless prior written notice is delivered to or by AICL at least 180 days prior to the end of such term. It was decided not to give written notice, and IPC and AICL are currently renegotiating certain terms and services provided under the Agreement.
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
     Our investment managers performed a VaR analysis to estimate the maximum potential loss of fair value for each segment of market risk for our investment portfolio, as of March 31, 2006 and December 31, 2005. The analysis calculated the VaR with respect to the net fair value of our financial instrument assets, which includes cash and cash equivalents, certain equity and high grade fixed maturity securities, as of March 31, 2006 using historical simulation methodology. As of March 31, 2006 the VaR of IPCRe’s investment portfolio was approximately $40 million, which represents a 95th percentile value change over a one-month time horizon. This result was obtained through historical simulation using approximately 750 days (3 years) of historical interest rate, foreign exchange rate and equity market data.
     The following table presents the VaR of each component of market risk of IPCRe’s investment portfolio as of March 31, 2006 and December 31, 2005, respectively, and the average for the three months ended March 31, 2006 calculated using the beginning, quarterly and ending points (expressed in thousands of U.S. dollars):

			Average for
			three months
	March 31,	December 31,	ended March 31,
Market Risk	2006	2005	2006
Currency	$3,188	$2,445	$2,817
Interest Rate	37,363	36,626	36,994
Equity (incl. hedge fund)	18,786	19,821	19,303

Sum of Risk	59,337	58,892	59,114
Diversification Benefit	(19,657)	(21,188)	(20,422)

Total Net Risk	$39,680	$37,704	$38,692

     From December 2005 to March 2006, the overall VaR increased primarily due to the increase in exposure to non-U.S. dollar denominated securities within the our investment in a global equity fund, as well as a small increase in spread duration within the fixed income portfolio. IPCRe’s premiums receivable and liabilities for losses from reinsurance contracts it has written, are also exposed to the risk of changes in value resulting from fluctuations in foreign currency exchange rates. To an extent, the impact on loss reserves of a movement in an exchange rate, will be partly offset by the impact on assets (receivables and cash/investments) denominated in the same currency, or vice versa. As of March 31, 2006 an estimated $65 million (December 31, 2005 — $22 million) of reinsurance premiums receivable, and an estimated $42 million (December 31, 2005 — $34 million) of loss reserves, were denominated in non-U.S. currencies. Accordingly, we do not believe that the impact of exchange rate movements in respect of receivables or loss reserves on our overall VaR as of March 31, 2006 to be material.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     NONE
Item 1A. Risk Factors
There have been no material changes to the risk factors previously described in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
NONE
Item 3. Defaults upon Senior Securities
NONE
Item 4. Submission of Matters to a Vote of Security Holders
On February 21, 2006 a Special General Meeting of shareholders was held. At the meeting, shareholders were asked to vote upon the resolutions set forth below. The following tabulation indicates the number of shares present in person or by proxy at such meeting and the number of such shares for or against, or withheld, or abstaining, with respect to each resolution after giving affect to the voting limitations contained in the Company’s Bye Laws:
i) amending the Company’s Bye Laws to increase the maximum number of Directors from seven to nine, or such larger number as the Board of Directors may from time to time determine to be necessary to comply with the terms of any issued and outstanding class or series of Preferred Shares of the Company:

FOR	AGAINST	ABSTAIN/WITHHELD
43,136,814	4,791,748	451,848
     ii) authorizing the Company’s Board of Directors to fill unfilled vacancies existing on the Board:

FOR	AGAINST	ABSTAIN/WITHHELD
44,094,283	4,271,019	15,108
iii) approving an increase in the number of the Company’s authorized Common shares from 75,000,000 to 150,000,000, and to amend the Company’s Bye Laws to reflect that increase:

FOR	AGAINST	ABSTAIN/WITHHELD
43,564,952	4,811,283	4,175
iv) approving an increase in the number of the Company’s authorized Preferred shares from 25,000,000 to 35,000,000, and to amend the Company’s Bye Laws to reflect that increase:

FOR	AGAINST	ABSTAIN/WITHHELD/NON-VOTE
34,845,797	10,908,660	2,625,953
     All resolutions were passed by show of hands. No other business was transacted.
Item 5. Other Information
NONE

Item 6. Exhibits
     (a) Exhibits
Unless otherwise indicated, exhibits are incorporated by reference to the corresponding numbered exhibits to the Company’s Registration Statement on Form S-1 (Registration No. 333-00088).

Exhibit
Number	Description
3.1	Memorandum of Association of the Company.

3.2 +	Amended and Restated Bye-laws of the Company.

3.3	Form of Memorandum of Increase of Share Capital.

10.20 ☐	Form of Special Retention Agreements entered with selected employees of IPCRe.

11.1 V	Reconciliation of basic and diluted net loss per common share (“EPS”).

12.1 V	Statement of Computation of Ratios of Earnings to Fixed Charges

31.1 V	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 V	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

V	Filed herewith

+	Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-3 filed on April 27, 2006 (Registration No. 333-133605).

☐	Incorporated by reference to Exhibit 10.20 to our Current Report on Form 8-K filed on January 23, 2006 (File No. 0-27662).

**	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (sub-sections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), and are not being filed as exhibits to this report.

IPC HOLDINGS, LTD.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPC Holdings, Ltd.
(Registrant)

Date April 28th 2006	/s/ James P. Bryce

James P. Bryce
President and Chief Executive Officer

Date April 28th 2006	/s/ John R. Weale

John R. Weale Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
Unless otherwise indicated, exhibits are incorporated by reference to the corresponding numbered exhibits to the Company’s Registration Statement on Form S-1 (Registration No. 333-00088).

Exhibit
Number	Description
3.1	Memorandum of Association of the Company.

3.2 +	Amended and Restated Bye-laws of the Company.

3.3	Form of Memorandum of Increase of Share Capital.

10.20 ☐	Form of Special Retention Agreements entered with selected employees of IPCRe.

11.1 V	Reconciliation of basic and diluted net loss per common share (“EPS”).

12.1 V	Statement of Computation of Ratios of Earnings to Fixed Charges

31.1 V	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 V	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

V	Filed herewith.

+	Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-3 filed on April 27, 2006 (Registration No. 333-133605).

☐	Incorporated by reference to Exhibit 10.20 to our Current Report on Form 8-K filed on January 23, 2006 (File No. 0-27662).

**	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (sub-sections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), and are not being filed as exhibits to this report.