Form 10-Q
period 2006-06-30
IPC HOLDINGS LTD
filed 2006-07-28
CIK 909815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding common shares par value U.S. $0.01 per share of IPC Holdings, Ltd., as of July 27, 2006 was 63,610,492

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of United States dollars, except for per share amounts)

	As of	As of
	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS:

Fixed maturity investments:
Available for sale, at fair value (amortized cost 2006: $1,870,891; 2005: $2,014,735)	$1,854,202	$1,998,606
Equity investments, available for sale at fair value (cost 2006: $458,831; 2005: $420,910)	549,406	530,127
Cash and cash equivalents	44,879	31,113
Reinsurance premiums receivable	272,141	180,798
Deferred premiums ceded	9,944	4,120
Loss and loss adjustment expenses recoverable	1,400	1,054
Accrued investment income	23,038	19,885
Deferred acquisition costs	24,371	7,843
Prepaid expenses and other assets	8,535	4,735

TOTAL ASSETS	$2,787,916	$2,778,281

LIABILITIES:

Reserve for losses and loss adjustment expenses	$787,449	$1,072,056
Unearned premiums	224,951	66,311
Reinsurance premiums payable	11,289	4,991
Deferred fees and commissions	3,389	1,363
Accounts payable and accrued liabilities	19,376	17,160

TOTAL LIABILITIES	1,046,454	1,161,881

SHAREHOLDERS’ EQUITY:

Common shares outstanding, par value U.S. $0.01: 2006: 63,703,567; 2005: 63,666,368 shares	637	637
Preferred shares – Series A mandatory convertible preferred shares outstanding, par value $0.01: 2006: 9,000,000; 2005: 9,000,000	90	90
Additional paid-in capital	1,474,661	1,473,257
Deferred stock grant compensation	(2,135)	(2,492)
Retained earnings	194,629	52,126
Accumulated other comprehensive income	73,580	92,782

TOTAL SHAREHOLDERS’ EQUITY	1,741,462	1,616,400

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,787,916	$2,778,281

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Expressed in thousands of United States dollars, except for per share amounts)

	Quarter ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES:

Gross premiums written	$120,325	$86,994	$355,918	$292,835
Change in unearned premiums	(14,614)	5,853	(158,640)	(113,266)

Premiums earned	105,711	92,847	197,278	179,569

Reinsurance premiums ceded	(6,964)	(9,433)	(15,389)	(18,456)
Change in deferred premiums ceded	2,023	3,715	5,824	8,054

Premiums ceded	(4,941)	(5,718)	(9,565)	(10,402)

Net premiums earned	100,770	87,129	187,713	169,167
Net investment income	31,064	14,857	55,668	32,372
Net realized gains (losses) on investments	4,521	1,032	(8,093)	(2,178)
Other income	925	1,027	1,762	2,136

	137,280	104,045	237,050	201,497

EXPENSES:

Net losses and loss adjustment expenses	13,387	24,434	35,483	62,370
Net acquisition costs	9,043	8,440	17,832	16,562
General and administrative expenses	8,772	5,778	15,121	11,794
Net exchange (gain) loss	(2,744)	1,343	(2,855)	2,766

	28,458	39,995	65,581	93,492

NET INCOME	108,822	64,050	171,469	108,005

Dividends on preferred shares	4,378	—	8,612	—

Net income available to common shareholders	$104,444	$64,050	$162,857	$108,005

Basic net income per common share	$1.64	$1.32	$2.56	$2.23
Diluted net income per common share	$1.50	$1.32	$2.36	$2.23

Weighted average number of common shares - basic	63,630,224	48,348,475	63,621,492	48,339,643
Weighted average number of common shares - diluted	72,635,057	48,426,669	72,626,599	48,427,886
The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Expressed in thousands of United States dollars)

	Quarter ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET INCOME	$108,822	$64,050	$171,469	$108,005

Other comprehensive income (loss):
Net holding (losses) gains on investments during period	(28,567)	13,875	(27,295)	(14,461)
Reclassification adjustment for (gains) losses included in net income	(4,521)	(1,032)	8,093	2,178

	(33,088)	12,843	(19,202)	(12,283)

COMPREHENSIVE INCOME	$75,734	$76,893	$152,267	$95,722

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Expressed in thousands of United States dollars, except per share amounts)

	As of	As of
	June 30, 2006	December 31, 2005
	(unaudited)
COMMON SHARES PAR VALUE $0.01:
Balance, beginning of year	$637	$484
Additional shares issued	—	153

Balance, end of period	$637	$637

PREFERRED SHARES PAR VALUE $0.01
Balance beginning of year	$90	$—
Additional shares issued	—	90

Balance, end of period	$90	$90

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	$1,473,257	$854,797
Shares issued	—	617,561
Shares repurchased	—	(1,334)
Stock options and grants awarded	1,404	2,233

Balance, end of period	$1,474,661	$1,473,257

DEFERRED STOCK GRANT COMPENSATION:
Balance, beginning of year	$(2,492)	$(2,899)
Stock grants awarded	(682)	(1,316)
Stock grants forfeited	—	454
Amortization	1,039	1,269

Balance, end of period	$(2,135)	$(2,492)

RETAINED EARNINGS:
Balance, beginning of year	$52,126	$724,907
Net income (loss)	171,469	(623,399)
Reduction on share repurchase	—	(1,738)
Dividends paid and accrued	(28,966)	(47,644)

Balance, end of period	$194,629	$52,126

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance, beginning of year	$92,782	$91,150
Other comprehensive (loss) income	(19,202)	1,632

Balance, end of period	$73,580	$92,782

TOTAL SHAREHOLDERS’ EQUITY	$1,741,462	$1,616,400

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of United States dollars)

	Six months ended June 30,
	2006	2005
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$171,469	$108,005
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of fixed maturity (discounts) premiums, net	(5,385)	6,396
Net realized losses on investments	8,093	2,178
Stock compensation	1,787	1,476
Changes in:
Reinsurance premiums receivable	(91,343)	(95,163)
Deferred premiums ceded	(5,824)	(8,054)
Loss and loss adjustment expenses recoverable	(346)	621
Accrued investment income	(3,153)	3,679
Deferred acquisition costs	(16,528)	(11,218)
Prepaid expenses and other assets	(3,800)	(2,541)
Reserve for losses and loss adjustment expenses	(284,607)	(41,927)
Unearned premiums	158,640	113,266
Reinsurance premiums payable	6,298	9,213
Deferred fees and commissions	2,026	2,526
Accounts payable and accrued liabilities	2,691	1,737

Cash (used in) provided by operating activities	(59,982)	90,194

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of fixed maturity investments	(759,948)	(887,147)
Proceeds from sale of fixed maturity investments	596,866	762,271
Proceeds from maturities of fixed maturity investments	276,450	71,850
Purchases of equity investments	(103,832)	(14,519)
Proceeds from sale of equity investments	93,681	8,500

Cash provided by (used in) investing activities	103,217	(59,045)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from share issuance	(28)	105
Cash dividends paid to shareholders	(29,441)	(23,199)

Cash used by financing activities	(29,469)	(23,094)

Net increase in cash and cash equivalents	13,766	8,055
Cash and cash equivalents, beginning of period	31,113	27,898

Cash and cash equivalents, end of period	$44,879	$35,953

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except for per share amounts)
(unaudited)
1.	GENERAL:

The consolidated interim financial statements presented herein have been prepared on the basis of accounting principles generally accepted in the United States of America and include the accounts of IPC Holdings, Ltd. (the “Company”) and its wholly-owned subsidiaries, IPCRe Limited (“IPCRe”) and IPCRe Underwriting Services Limited (“IPCUSL” and, together with the Company and IPCRe, “IPC”) and IPCRe Europe Limited, which is a wholly-owned subsidiary of IPCRe. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the six month periods ended June 30, 2006 and 2005, respectively, the balance sheet as of June 30, 2006 and the cash flows for the six months ended June 30, 2006 and 2005, respectively. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005, in our report on Form 10-K. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.	DIVIDENDS:

On February 15, 2006 we paid a preference dividend of $0.533932 per Series A Mandatory Convertible preferred share, to shareholders of record on January 31, 2006.

On March 23, 2006 we paid a common stock dividend of $0.16 per share to shareholders of record on March 7, 2006.

On May 15, 2006 we paid a preference dividend of $0.475781 per Series A Mandatory Convertible preferred share, to shareholders of record on May 1, 2006.

On June 22, 2006 we paid a common stock dividend of $0.16 per common share, to shareholders of record on June 6, 2006.

On July 25, 2006 we declared a preference dividend of $0.475781 per Series A Mandatory Convertible preferred share, to be paid on August 15, 2006 to shareholders of record on August 1, 2006.

On July 25, 2006 we declared a common stock dividend of $0.16 per common share, to be paid on September 21, 2006 to shareholders of record on September 5, 2006.

3.	ACCOUNTING FOR STOCK-BASED COMPENSATION AND DISCLOSURE:

Effective January 1, 2006, management adopted the fair value method of accounting for stock-based employee compensation as prescribed by Financial Accounting Standards Board (“FASB”) Statement No. 123 (Revised 2004) “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such services will be recognized over the period during which an employee is required to provide service in exchange for the award. Since 2003 the Company has expensed compensation costs for stock options on a prospective basis for all awards granted, modified or settled after January 1, 2003 in accordance with Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation and Disclosure”.

SFAS 123R requires expected forfeitures to be included in determining share-based employee compensation expense. Prior to the adoption of SFAS 123R, forfeiture benefits were recorded as a reduction to compensation expense when an employee left the Company and forfeited the award. The transition impact of adopting SFAS 123R as of January 1, 2006, including the effect of accruing for expected forfeitures on outstanding share-based awards, was not material to our results of operations for the six months ended June 30, 2006. In addition, SFAS 123R requires the immediate expensing of share-based awards granted to retirement-eligible employees. Share-based awards granted to retirement-eligible employees prior to the adoption of SFAS 123R must continue to be amortized over the stated service period of the award (and accelerated if the employee actually retires). Consequently, our compensation and benefits expenses in the year ending December 31, 2006 (and, to a lesser extent, in the years ending December 31, 2007 and 2008) will include both the amortization (and acceleration, if any) of awards granted to retirement-eligible employees prior to the adoption of SFAS 123R as well as the full grant-date fair value of new awards granted to such employees under SFAS 123R. The estimated annual non-cash expense in the year ending December 31, 2006 associated with the continued amortization of share-based awards granted to retirement-eligible employees prior to the adoption of SFAS 123R is approximately $676, of which $338 was recognized in the six months ended June 30, 2006.

On June 13, 2003 the shareholders approved a new stock incentive plan. The plan allows for the issuance of up to five hundred thousand common shares, $0.01 par value, as grants of restricted stock to selected employees to compensate them for their contributions to the long-term growth and profits of the Company. Pursuant to SFAS 123R, compensation expense is recorded ratably based on the fair value of the grants at the date of grant (i) over the vesting period (ii) immediately for grants awarded to retirement-eligible employees or (iii) over the period from the grant date until the date when retirement-eligibility is achieved if earlier than the vesting date. Such units vest at a rate of 25% annually and are expensed on the straight line basis, but are recorded as outstanding upon issuance (regardless of the vesting period). The charge recorded for the six months ended June 30, 2006 for grants of restricted stock was $1,038 (2005: $690).

The activity related to these restricted stock units is set forth below:

			Weighted average grant-date fair
	Restricted stock units		value of restricted stock units
	outstanding		outstanding
	Future	No future	Future	No future
	service	service	service	service
	required	required(2)	required	required(2)
Outstanding, beginning of period	49,984	54,375	36.44	36.04
Granted (1)	15,477	12,224	23.10	26.55
Forfeited	—	—	—	—
Vested	16,356	17,344	36.29	35.74
Outstanding, end of period	49,105	49,255	32.29	33.79

(1)	The weighted average grant-date fair value of restricted stock units granted for the six months ended June 30, 2006 was $24.62 per unit, compared with $40.56 per unit for the corresponding period of 2005.

(2)	Restricted stock units are deemed to vest immediately for retirement-eligible employees.
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
On February 15, 1996 and July 25, 1996, the Company granted options to acquire 85,249 common shares to officers and management employees at an exercise price of $16.54 per common share which equaled the book value per common share as of December 31, 1995. Between January 2, 1997 and June 30, 2006, the Company granted options to acquire common shares to officers and management employees at exercise prices ranging from $13.375 to $43.03 per common share, which equaled the opening market prices on the dates of grant. Such options vest at a rate of 25% annually, are recorded on the straight line basis and lapse on the tenth anniversary of issue. The Option Plan contains different vesting conditions to the restricted stock unit plan and therefore we do not deem options granted for retirement-eligible employees as vesting immediately. The amount of the charge recorded in the six months ended June 30, 2006 for awards of stock options was $749 (2005: $787).

The following table illustrates the effect on net loss and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period in accordance with SFAS 123R.

	Quarter ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income, as reported	$108,822	$64,050	$171,469	$108,005
Add: Stock-based employee expense	1,077	394	1,787	787
Deduct: Total stock-based employee expense determined under fair value based method for all awards.	(969)	(478)	(1,787)	(957)

Pro forma net income	108,930	63,966	171,469	107,835
Dividends on preferred shares	4,378	—	8,612	—

Net income available to common shareholders	$104,552	$63,966	$162,857	$107,835

Earnings per share:
Basic – as reported	$1.64	$1.32	$2.56	$2.23
Basic – pro forma	$1.64	$1.32	$2.56	$2.23
Diluted – as reported	$1.50	$1.32	$2.36	$2.23
Diluted – pro forma	$1.50	$1.32	$2.36	$2.22

A summary of the status of the Company’s Option Plan as of June 30, 2006 and 2005 and changes during the six-month periods then ended is presented in the tables and narrative below.

	Six months ended June 30, 2006
	2006		2005
		Weighted		Weighted
		average		average
	Number of	exercise	Number of	exercise
	shares	price	shares	price
Outstanding, beginning of period	452,125	$36.47	474,625	$31.43
Granted	162,500	$28.00	169,000	$43.03
Exercised	—	$—	21,500	$25.63
Forfeited	—	$—	—	$—
Outstanding, end of period	614,625	$34.23	622,125	$34.78
Exercisable, end of period	235,250	$26.64	239,000	$28.46

Weighted average fair value of options granted (per share)		$8.99		$15.07
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
The assumed risk-free interest rate is the market yield on U.S. Treasury securities at 7-year constant maturity to match the expected life. The expected life is estimated based on a 4 year vesting period and a 10 year exercising period together with a review of actual exercising patterns. The expected dividend yield is calculated using the share price and the last dividend per share amount at the date of grant. The expected volatility is calculated using the Company’s own historic price volatility over the last 5.6 years. The forfeiture rate is obtained from the Company’s actual historic experience.

		Weighted
		average	Weighted		Weighted
	Outstanding at	contractual	average	Exercisable at	average
Range of	June 30,	period in	exercise	June 30,	exercise
exercise price	2006	years	price	2006	price
$13-19	7,500	2.80	15.61	7,500	15.61
$19-25	11,500	3.28	21.83	11,500	21.83
$25-31	230,625	8.32	27.96	55,000	27.85
$31-37	83,750	5.68	31.65	61,875	31.68
$37-43	128,750	7.50	38.90	61,250	38.90
$43-49	152,500	8.50	43.03	38,125	43.03

Total	614,625			235,250

As of June 30, 2006, there was $5,511 of total unrecognized compensation cost related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.20 years.
4. NEW ACCOUNTING PRONOUNCEMENTS
There were no new accounting pronouncements issued in the quarter ended June 30, 2006 that would materially affect the Company’s financial statements for the period then ended.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Critical Accounting Policies
     The following is a summary of the accounting policies for the three main components of our balance sheet and statement of income: premiums, losses (claims) including reserves and investments/investment income.
     Premiums
     Premiums are recorded as written at the beginning of each policy, based upon information received from ceding companies and their brokers, and are earned over the policy period. For excess of loss contracts, the amount of deposit premium is contractually documented at inception, and thus no management judgement is necessary in accounting for this. Premiums are earned on a pro rata basis over the policy period. For proportional treaties, the amount of premium is normally estimated at inception by the ceding company. We account for such premium using initial estimates, which are reviewed regularly with respect to the actual premium reported by the ceding company. At June 30, 2006 the amount of premium accrued resulting from managements’ estimates for proportional treaties was approximately 5% of total gross premiums written for the six months then ended. Reinstatement premiums are recognized and accrued at the time we incur a loss and where coverage of the original contract is reinstated under pre-defined contract terms and are earned pro-rata over the reinstated coverage period. Such accruals are based upon actual contractual terms applied to the amount of loss reserves expected to be paid, and the only element of management judgement involved is with respect to the amount of loss reserves as described below, and associated rates on line (i.e. price). The amount accrued at June 30, 2006 for estimated reinstatement premiums on Reported But Not Enough losses (“RBNE”) and Incurred But Not Reported (“IBNR”) loss reserves was $21.7 million.
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
     When a catastrophic event occurs, we first determine which treaties may be affected using our geographic database of exposures. We then contact the respective brokers and ceding companies involved with those treaties, to determine their estimate of involvement and the extent to which the reinsurance program is affected. We may also use computer modeling to measure and estimate loss exposure under the actual event scenario, if available. For excess of loss business, which is generally over 90% of the premium we write, we are aided by the fact that each treaty has a defined limit of liability arising from one event. Once that limit has been reached, we have no further exposure to additional losses from that treaty for the same event. For proportional treaties, we generally use an initial estimated loss and loss expense ratio (the ratio of losses and loss adjustment expenses incurred to premiums earned), based upon information provided by the ceding company and/or their broker and our historical experience of that treaty, if any, and the estimate is adjusted as actual experience becomes known.
     We establish reserves based upon estimates of losses incurred by the ceding companies, including reserves where we believe that the ultimate loss amount is greater than that reported to us by the ceding company. These reserves, which provide for development on reported losses, are also known as RBNE reserves. We also establish reserves for losses incurred as a result of an event known but not reported to us. These IBNR reserves, together with RBNE reserves, are established for both catastrophe and other losses. To estimate the portion of loss and loss adjustment expenses relating to these claims for the year, we review our portfolio of business to determine where the potential for loss may exist. Industry loss data, as well as actual experience, knowledge of the business written by us and general market trends in the reinsurance industry, are considered. Since 1993, we have contracted AIR Worldwide Corporation for the use of their proprietary models — currently CATRADER ® — as part of our modeling approach. These computer-based loss modeling systems utilize A.M. Best’s data and direct exposure information obtained from our clients. We may also use CATRADER ® to measure and estimate loss exposure under the actual event scenario, if available. The sum of the individual estimates derived from the above methodology provides us with an overall estimate of the loss reserves for IPC as a whole. Our reserving methodology uses a process that calculates a point estimate, as opposed to a methodology that develops a range of estimates.

     As a broker market reinsurer, we are reliant on loss information reported to brokers by primary insurers who must estimate their own losses at the policy level. These estimates are sometimes derived from the output of computer-based modelling systems, and often based upon incomplete and changing information, especially in the period immediately following a catastrophic event. The information we receive varies by cedant and broker and may include paid losses and estimated case reserves. We may also receive an estimated provision for IBNR reserves, especially when the cedant is providing data in support of a request for collateral for reserves ceded. Information can be received on a monthly, quarterly or transactional basis. As a reinsurer, our reserve estimates may be inherently less reliable than the reserve estimates of our primary insurer cedants.
     There is a time lag inherent in reporting from the original claimant to the primary insurer to the broker and then to the reinsurer. Reporting of property claims arising from catastrophes in general tends to be prompt (as compared to reporting of claims for casualty or other ‘long-term’ lines of business). However, the timing of claims reporting can vary depending on various factors, including: the nature of the event (e.g. hurricane, earthquake, hail, man-made events such as terrorism or rioting); the geographic area involved; the quality of the cedant’s claims management and reserving practices; and whether the claims arise under reinsurance contracts for primary companies, or reinsurance of other reinsurance companies (i.e. retrocession). Because the events from which claims arise are typically prominent, public occurrences, we are often able to use independent reports of such events to augment our loss reserve estimation process. Because of the degree of reliance that we place on ceding companies for claims reporting, the associated time lag, the low frequency/high severity nature of the business we underwrite and the varying reserving practices among ceding companies, our reserve estimates are highly dependent on management judgment and are therefore subject to significant variability. During the loss settlement period, additional facts regarding individual claims and trends may become known, and current laws and case laws may change.
     IPC’s controls in place require that claim payments and reserves must be authorized by the underwriter upon processing. Large claims must also be approved by senior management prior to a claims payment being made. While we have the right to audit client data, most of our claims result from events that are well known such as hurricanes or earthquakes; our claims processors and underwriters ask follow-up questions as necessary, in assessing the reasonableness of reported claims. We also cross reference and verify amounts requested as collateral by ceding companies, in comparison to amounts previously reported to us.
     For certain catastrophic events there is greater uncertainty underlying the assumptions and associated estimated reserves for losses and loss adjustment expenses. Complexity resulting from problems such as policy coverage issues, multiple events affecting one geographic area and the resulting impact on claims adjusting (including allocation of claims to event and the effect of demand surge on the cost of building materials and labour) by, and communications from, ceding companies, can cause delays to the timing with which IPCRe is notified of changes to loss estimates. In particular, the estimate for hurricane Katrina has been based on industry insured loss estimates, output from both industry and proprietary models, a review of contracts potentially affected by the events, information received from both clients and brokers and management judgment. It has been assumed that underlying policy terms and conditions are upheld during the loss adjustment process. However, the unique circumstances and severity of this devastating catastrophe, including the extent of flooding and resultant limited access by claims adjusters, introduce additional uncertainty to the normally difficult process of estimating catastrophe losses, which is compounded by the potential for legal and regulatory issues arising regarding the scope of coverage.
     In the quarter ended June 30, 2006, we suffered adverse development with respect to hurricane Wilma as a result of Industry Loss Warranty contracts being triggered by the announcement from Property Claim Service (“PCS”) that the industry loss for the event exceeded $10 billion, as well as the level of the cedants’ own losses. This was offset in part by reductions from other contracts where the cedants have lowered their estimates of their losses from the event. The net effect of these changes was a $6 million increase to our estimate of total losses from hurricane Wilma. In addition, in May we received a first advice of loss dating back to January 2005, which involved a train wreck and associated chemical spill. We were also advised by a cedant of an increase to the estimated loss for an explosion which occurred in the UK in December 2005. The combined impact in the second quarter of 2006 of these two accidents was $5 million.
     At June 30, 2006 management’s estimates for IBNR/RBNE represented approximately 28% of total loss reserves. The majority of the estimate relates to reserves for claims from hurricanes Katrina, Rita and Wilma, which affected various parts of Gulf coast states between August and October 2005. If our estimate of IBNR/RBNE loss reserves at June 30, 2006 was inaccurate by a factor of 10%, our results of operations would be impacted by a positive or negative movement of approximately $22 million. If our total reserve for losses at June 30, 2006 was inaccurate by a factor of 10%, our incurred losses would be impacted by approximately $79 million, which represents approximately 5% of shareholders’ equity at June 30, 2006. In accordance with IPCRe’s registration under the Bermuda Insurance Act 1978 and Related Regulations (the “Insurance Act”), the loss reserves are certified annually by an independent loss reserve specialist.
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
     At June 30, 2006 our equity investments mostly comprised investments in the following: a north American equity fund, a global equity fund, a fund of hedge funds and a fund with attributes similar to those of the S & P 500 Index. None of the funds have a significant concentration in any one business sector; accordingly, the value of our equity funds is principally influenced by macro economic factors rather than issuer-specific factors. Our equity investments are subject to the same analyses as described above for the determination of other-than-temporary declines in value. Since there is a portfolio of securities within each fund, the qualitative issues are usually broader than those for individual securities and therefore the assessment of impairment is inherently more difficult and requires more management judgement.
     At June 30, 2006 we did not hold any fixed maturity securities that are not investment grade or not rated.
     At June 30, 2006 we determined that there was other-than-temporary impairment in a number of securities in the amount of $18.0 million, which resulted from increased interest rates.

     RESULTS OF OPERATIONS, QUARTERS ENDED JUNE 30, 2006 AND 2005
     The following is a discussion of the results of operations and financial position of IPC Holdings, Ltd. References to “we”, “our” or “IPC” mean IPC Holdings together with its wholly-owned subsidiaries, IPCRe and IPCUSL. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes for the quarter ended June 30, 2006.
     Our net income for the quarter ended June 30, 2006 was $108.8 million, compared to $64.1 million for the quarter ended June 30, 2005. The reasons for the increase were higher premiums earned and investment income, combined with lower incurred losses, as discussed below.
     In the quarter ended June 30, 2006, we wrote premiums of $120.3 million, compared to $87.0 million in the second quarter of 2005, an increase of 38%. Written premiums in the second quarter of 2006 were higher because of price increases and new business. We wrote premiums in respect of new business totaling $4.7 million and premiums from existing business were approximately $31.0 million more in the second quarter of 2006 in comparison to the second quarter of 2005, due to increased pricing, program re-structuring and foreign exchange rate differences. Partly offsetting these additions was business which was not renewed because of unsatisfactory terms and conditions, or because the cedant did not purchase the protection, which totaled approximately $1.7 million. Adjustment premiums, which are adjustments generally arising from differences between cedants’ actual premium income and the original estimates thereof, were $3.3 million in the second quarter of 2006 compared to $1.0 million in the second quarter of 2005. Reinstatement premiums were $3.0 million less in the second quarter of 2006, compared to the second quarter of 2005, primarily due to the level of losses being less in 2006, in addition to accrual adjustments made to reinstatement premiums on loss reserves.
     In the quarter ended June 30, 2006, we ceded $7.0 million of premiums to our retrocessional facilities, compared with $9.4 million in the second quarter of 2005. The actual contracts ceded are at IPC’s underwriters’ judgement in optimizing the risk profile of the portfolio, which can cause premiums ceded to vary as a proportion of our gross writings, from period to period. Net premiums earned in the quarter ended June 30, 2006 were $100.8 million, compared to $87.1 million in the second quarter of 2005, an increase of 16%, due to the impact of the increase in written premiums, which was partly offset by the adjustments to reinstatement premiums.
     Net investment income was $31.1 million in the quarter ended June 30, 2006, compared to $14.9 million in the second quarter of 2005. Investment income in the current quarter included $7.3 million in dividends from our investments in equity funds and a fund of hedge funds. In the second quarter of 2005 we received dividends of $0.8 million from these investments. The average balance of invested assets in the quarter ended June 30, 2006 was 30% higher than the second quarter of 2005, because of capital-raising that was undertaken in the fourth quarter of 2005. This factor was enhanced by the overall yield of the fixed income portfolio being higher for the quarter ended June 30, 2006 than for the corresponding quarter in 2005, primarily due to an increase in interest rates.
     There was a net realized gain from investments in the quarter ended June 30, 2006 of $4.5 million, compared to $1.0 million in the second quarter of 2005. Net realized gains and losses fluctuate from period to period, depending on the individual securities sold. In June 2006, we sold our investment in an equity fund with attributes similar to those of the S & P 500 Index, realizing a $27.8 million gain. The proceeds were used to invest in an Ireland-based Undertaking for Collective Investment in Transferable securities (“UCIT”) fund with similar attributes. In addition, realized losses in the second quarter of 2006 include a write-down of $18.0 million in the cost basis of certain fixed income securities where management has determined (in the manner discussed above) there had a been a decline in value which was other than temporary.
     In the quarter ended June 30, 2006, we incurred net losses and loss adjustment expenses of $13.4 million, compared to $24.4 million in the second quarter of 2005. Incurred losses in the second quarter of 2006 included a net increase of $6.0 million for hurricane Wilma. A major component of this increase resulted from two Industry Loss Warranty contracts being triggered by the announcement from PCS in May that the industry loss for the event exceeded $10 billion, as well as the level of the cedants’ own losses. This was partly offset by other movements in reserves for the event. The balance of the incurred losses in the second quarter of 2006 related to claims from two accidents that occurred in 2005 ($4.6 million), and reserves established for pro rata treaty business. The majority of incurred losses in the second quarter of 2005 resulted from increases to prior period events, including $15.3 million for the hurricanes that made landfall in Florida in the third quarter of 2004, primarily as a result of three cedants significantly revising their loss estimates during the quarter. In addition, we incurred $6.0 million for the Suncor energy loss of January 2005, due mostly to the business interruption component of coverage being significantly greater than originally anticipated. The balance of losses incurred mostly relates to additions to IBNR reserves associated with premiums earned from pro-rata treaties.
     Net acquisition costs incurred, which consist primarily of commissions and brokerage fees paid to intermediaries for the production of business, were $9.0 million for the quarter ended June 30, 2006, compared to $8.4 million in the second quarter of 2005. These costs have increased proportionately to the increase in earned premiums, after taking into account reductions to profit commission accruals as a result of claims. General and administrative expenses were $8.8 million in the quarter ended June 30, 2006, compared to $5.8 million in the second quarter of 2005. Areas of increase include salaries and other compensation, legal fees in connection with our shelf registration filed in April, 2006, letter of credit charges, the set-up costs of our new revolving credit/letter of credit facility, and service fees incurred which are based on earned premiums.
RESULTS OF OPERATIONS, SIX MONTHS ENDED JUNE 30, 2006 AND 2005
     Our net income for the six months ended June 30, 2006 was $171.5 million, compared to $108.0 million for the six months ended June 30, 2005. The reasons for the increase were higher premiums earned and investment income, combined with lower incurred losses, offset by an increase in net realized losses on investments, as discussed below.
     In the six months ended June 30, 2006, we wrote premiums of $355.9 million, compared to $292.8 million in the first six months of 2005, an increase of 22%. Written premiums in the first six months of 2006 were higher because of price increases and new business. We wrote premiums in respect of new business totaling $22.6 million and premiums from existing business were approximately $63.7 million more in the first six months of 2006 in comparison to the first six months of 2005, due to increased pricing, program re-structuring and foreign exchange rate differences. These additions more than offset business which was not renewed because of unsatisfactory terms and conditions, or because the cedant did not purchase the protection, which totaled approximately $15.6 million. Adjustment premiums, which are adjustments generally arising from differences between cedants’ actual premium income and the original estimates thereof, were $6.1 million in the first six months of 2006 compared to $3.0 million in the first six months of 2005. Reinstatement premiums were $10.7 million less in the first six months of 2006, compared to the first six months of 2005, primarily due to the level of losses being less in 2006, together with accrual adjustments made to reinstatement premiums on loss reserves.
     In the six months ended June 30, 2006, we ceded $15.4 million of premiums to our retrocessional facilities, compared with $18.5 million for the six months ended June 30, 2005. The actual contracts ceded are at IPC’s underwriters’ judgement in optimizing the risk profile of the portfolio, which can cause premiums ceded to vary as a proportion of our gross writings, from period to period. Net premiums earned in the six months ended June 30, 2006 were $187.7 million, compared to $169.2 million in the first six months of 2005, an increase of 11%, due to the impact of the increase in written premiums, which was partly offset by the reductions to reinstatement premiums.
     Net investment income was $55.7 million in the six months ended June 30, 2006, compared to $32.4 million in the first six months of 2005. Investment income in the first six months of 2006 included $9.4 million in dividends from our investments in equity funds and a fund of hedge funds. In the first six months of 2005 we received dividends of $5.6 million from these investments. The average balance of invested assets in the six months ended June 30, 2006 was 30% higher than the first six months of 2005, because of capital-raising that was undertaken in the fourth quarter of 2005. This factor was enhanced by the overall yield of the fixed income portfolio being higher for the six months ended June 30, 2006 than for the corresponding six months in 2005, primarily due to an increase in interest rates.
     There was a net realized loss from investments in the six months ended June 30, 2006 of $(8.1) million, compared to $(2.2) million in the first six months of 2005. Net realized gains and losses fluctuate from period to period, depending on the individual securities sold. In June 2006, we sold our investment in an equity fund with attributes similar to those of the S & P 500 Index, realizing a $27.8 million gain. The proceeds were used to invest in an Ireland-based UCIT fund with similar attributes. In addition, realized losses in the first six months of 2006 include a write-down of $25.7 million in the cost basis of certain fixed income securities where management has determined (in the manner discussed above) there had a been a decline in value which was other than temporary.
     In the six months ended June 30, 2006, we incurred net losses and loss adjustment expenses of $35.5 million, compared to $62.4 million in the first six months of 2005. Incurred losses in the first six months of 2006 included claims from cyclone Larry, which struck Queensland, Australia on March 20, 2006, for which we have estimated total claims in the amount of $8.0 million. The balance of the incurred losses in the first six months of 2006 related to development from the major windstorms of 2005 ($17.0 million), two accidents which occurred in 2005:- an explosion which occurred in the U.K. in December 2005, and a train wreck and associated chemical spill which took place in South Carolina in January 2005 (combined amount $7.3 million) and reserves established for pro rata treaty business. Losses in the first six months of 2005 included $20.0 million as a result of cyclone Erwin which struck northern Europe, especially Scandinavia, in January, 2005, $6.5 million from the Suncor energy loss in Canada, and an $8.0 million increase to the loss from the Tsunami which affected south-east Asia in late December, 2004. Other losses include reserves established for pro rata treaty business, as well as development from other prior year events, including $20.4 million for the hurricanes which made landfall in Florida during the third quarter of 2004.
     Net acquisition costs incurred, which consist primarily of commissions and brokerage fees paid to intermediaries for the production of business, were $17.8 million for the six months ended June 30, 2006, compared to $16.6 million in the first six months of 2005. These costs have increased proportionately to the increase in earned premiums, after taking into account reductions to profit commission accruals as a result of claims. General and administrative expenses were $15.1 million in the six months ended June 30, 2006, compared to $11.8 million in the first six months of 2005. Areas of increase include salaries and other compensation, legal fees in connection with our shelf registration filed in April, 2006, letter of credit charges, the set-up costs of our new revolving credit/letter of credit facility, and service fees incurred which are based on earned premiums.

     LIQUIDITY AND CAPITAL RESOURCES
     IPC Holdings is a holding company that conducts no reinsurance operations of its own. Its cash flows are limited to distributions from IPCRe and IPCUSL by way of loans or dividends. Under the Insurance Act, IPCRe is required to maintain a solvency margin and a minimum liquidity ratio, and is prohibited from declaring or paying dividends if to do so would cause IPCRe to fail to meet its solvency margin and its minimum liquidity ratio. Under the Insurance Act, IPCRe is prohibited from paying dividends of more than 25% of its total statutory capital and surplus at the end of the previous fiscal year unless it files an affidavit stating that the declaration of such dividends has not caused IPCRe to fail to meet its solvency margin and minimum liquidity ratio. The Insurance Act also prohibits IPCRe from declaring or paying any dividend without the approval of the Supervisor of Insurance of Bermuda if IPCRe failed to meet its solvency margin and minimum liquidity ratio on the last day of the previous fiscal year. In addition, IPCRe is prohibited under the Insurance Act from reducing its opening total statutory capital by more than 15% without the approval of the Authority. The maximum dividend payable by IPCRe in accordance with the foregoing restrictions as of June 30, 2006 was approximately $430.7 million.
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
     Net cash outflows from operating activities in the six months ended June 30, 2006 were $(60.0) million compared to net cash inflows of $90.2 million in the corresponding period of 2005. The significant decrease is primarily the result of the increase in net claims paid during the period, which were $322.0 million in the six months ended June 30, 2006, compared to $100.9 million in the corresponding period of 2005. The trend of significantly increased claims payments is expected to continue throughout 2006 and into 2007, as we anticipate paying claims associated with the events that have taken place in prior years, primarily Hurricane Katrina, as well as the other windstorms that took place in 2005.
     Net cash inflows from investing activities in the six months ended June 30, 2006 were $103.2 million (2005 — outflows of $59.0 million). Cash and cash equivalents increased by $13.8 million in the six months ended June 30, 2006, resulting in a balance of $44.9 million at June 30, 2006. At June 30, 2006, 52% of IPC’s fixed maturity investment portfolio (based on fair value) was held in securities rated AAA, and 26% was held in securities rated AA. At December 31, 2005 the proportions of securities so rated were 48% and 30%, respectively. At June 30, 2006 the average modified duration of IPC’s fixed maturity portfolio was 2.9, compared to 2.7 at December 31, 2005. We believe that because of the relatively short duration and high quality of IPC’s investment portfolio, we have sufficient liquidity to meet IPC’s cash demands.
     On February 21, 2006 our shareholders approved an increase in the number of the Company’s authorized common shares from 75,000,000 to 150,000,000, and an increase in the number of the Company’s authorized preferred shares from 25,000,000 to 35,000,000. On April 19, 2006 AIG notified IPC that AIG intends to exercise its demand registration rights to register for sale up to 15.397 million of the IPC common shares it owns (24.2% of outstanding shares) in a public offering, subject to market conditions. We would receive no proceeds from any such secondary sale or sales by AIG. On April 27, 2006, IPC filed an omnibus registration statement with the United States Securities and Exchange Commission (“SEC”) for the sale of securities including debt securities, common and preferred shares and other securities that IPC may wish to offer from time to time, and for re-sales of common stock by AIG.
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
     IPCRe is not a licensed insurer in the United States and therefore, under the terms of most of its contracts with U.S.-based companies, must provide security to reinsureds to cover unpaid liabilities in a form acceptable to state insurance commissioners. Typically, this type of security takes the form of a letter of credit issued by an acceptable bank, the establishment of a trust, or a cash advance. At June 30, 2006 IPCRe obtained letters of credit through two commercial banks pursuant to two bilateral facilities in amounts of $350 million and $100 million, respectively, and a $250 million senior secured syndicated facility discussed below. In turn, IPCRe provides the banks security by giving them liens over certain of IPCRe’s investments in an amount not to exceed 118% of the aggregate letters of credit outstanding. Effective June 30, 2006 and December 31, 2005, there were outstanding letters of credit of $499.9 million and $606.3 million, respectively. The majority of the amount at the end of June, 2006 was due to the requirements of our clients as a result of claims arising from hurricanes Katrina, Rita and Wilma. The total amount of security required by the banks under the facilities at June 30, 2006 was approximately $577.8 million. Effective March 31, 2006, IPCRe cancelled its three-year revolving credit facility for $200 million, which was due to expire on June 30, 2006. Effective April 13, 2006, IPC entered into a five-year, $500 million credit agreement with a syndicate of lenders. The credit agreement consists of a $250 million senior unsecured credit facility available for revolving borrowings and letters of credit, and a $250 million senior secured credit facility available for letters of credit. The revolving line of credit will be available for the working capital, liquidity and general corporate requirements of the Company and its subsidiaries. Total letter of credit capacity available to IPC is $700 million, including the new facility. Under the terms of the new $500 million credit agreement, IPC is permitted to declare and pay dividends provided there are no defaults or unmatured defaults pending. One of the significant covenants of the facility requires IPC to maintain a minimum net worth (shareholders’ equity) of $1 billion, plus 25% of any positive net income for each fiscal year, beginning with the fiscal year ending December 31, 2006, plus 25% of the net proceeds of any equity issuance or other capital contributions. As of June 30, 2006 the maximum dividend payable by IPC Holdings under the terms of the new facility was $627.2 million. As of the date of this report, no amounts have been drawn under the facility, and we are in compliance with all terms and covenants thereof.
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
     Transactions with Non-Independent Parties
     The following is a summary of amounts in respect of significant non-independent party transactions during the six month periods ended June 30, 2006 and 2005, respectively (expressed in thousands of U.S. dollars):

	June 30, 2006	June 30, 2005
Administrative services fees (included in General & Admin. expenses)	$4,928	$4,494

Investment fees netted against investment income:	$1,979	$1,540

Underwriting services fee income (included in Other income)	$1,762	$2,136

Premiums written	$23,712	$28,173

Premiums ceded	$1,246	$1,310
     Underwriting services fee income is a percentage of the premiums written on behalf of one client, which is related to a shareholder of the Company. Fees are accrued and taken into income over the related policy periods.
     For a discussion of certain of our contractual relationships with non-independent parties, please see “Certain Relationships and Related Transactions” in our definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on May 1, 2006 and incorporated by reference into our Form 10-K for the year ended December 31, 2005.
     The Amended and Restated Administrative Services Agreement between American International Company, Limited (“AICL”), IPC Holdings, Ltd. and IPCRe Limited expired on June 30, 2006 and was automatically renewed thereafter for a further three-year term. IPC and AICL are currently renegotiating certain terms and services provided under the Agreement.
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
     Our investment managers performed a VaR analysis to estimate the maximum potential loss of fair value for each segment of market risk for our investment portfolio, as of June 30, 2006, March 31, 2006 and December 31, 2005. The analysis calculated the VaR with respect to the net fair value of our financial instrument assets, which includes cash and cash equivalents, certain equity and high grade fixed maturity securities, as of June 30, 2006 using historical simulation methodology. As of June 30, 2006 the VaR of IPCRe’s investment portfolio was approximately $38 million, which represents a 95th percentile value change over a one-month time horizon. This result was obtained through historical simulation using approximately 750 days (3 years) of historical interest rate, foreign exchange rate and equity market data.
     The following table presents the VaR of each component of market risk of IPCRe’s investment portfolio as of June 30, 2006, March 31, 2006 and December 31, 2005, respectively, and the average for the six months ended June 30, 2006 calculated using the beginning, quarterly and ending points (expressed in thousands of U.S. dollars):
     Market Risk

				Average for six
	June 30,	March 31,	December 31,	months ended
	2006	2006	2005	June 30, 2006
Currency	$3,097	$3,188	$2,445	$2,910
Interest Rate	35,593	37,363	36,626	36,527
Equity (incl. hedge fund)	17,879	18,786	19,821	18,829

Sum of Risk	56,569	59,337	58,892	58,266
Diversification Benefit	(18,690)	(19,657)	(21,188)	(19,845)

Total Net Risk	37,879	$39,680	$37,704	$38,421

     From December 2005 to June 2006, the overall VaR increased primarily due to the increase in exposure to non-U.S. dollar denominated securities within our investment in a global equity fund, as well as a small increase in spread duration within the fixed income portfolio. This was offset in part by a small reduction in the overall size of the investment portfolio, combined with a small decrease in volatility. IPCRe’s premiums receivable and liabilities for losses from reinsurance contracts it has written, are also exposed to the risk of changes in value resulting from fluctuations in foreign currency exchange rates. To an extent, the impact on loss reserves of a movement in an exchange rate, will be partly offset by the impact on assets (receivables and cash/investments) denominated in the same currency, or vice versa. As of June 30, 2006 an estimated $74 million (December 31, 2005 — $22 million) of reinsurance premiums receivable, and an estimated $38 million (December 31, 2005 — $34 million) of loss reserves, were denominated in non-U.S. currencies. The currencies to which IPC has the most net exposure are UK sterling, Euro, and Swiss Franc. If the dollar strengthened 10% against sterling, our net adverse exchange exposure would be approximately $1.9 million; if the dollar weakened 10% against the Swiss Franc and Euro, our net adverse exchange exposure would be $0.5 million and $1.9 million respectively.
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

Note on Forward-Looking Statements
     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition, including, but not limited to, expectations regarding market cycles, renewals and our ability to increase written premium volume and improve profit margins, market conditions, the impact of current market conditions and trends on future periods, the impact of our business strategy on our results, trends in pricing and claims and the insurance and reinsurance market response to catastrophic events. Some forward-looking statements may be identified by our use of terms such as “believes,” “anticipates,” “intends,” “expects” or other words of similar import and relate to our plans and objectives for future operations. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. We do not intend, and are under no obligation, to update any forward-looking statement contained in this report. The largest single factors in our results have been and will continue to be the severity and/or frequency of catastrophic events, which are inherently unpredictable. Numerous factors could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to, the following: (i) the occurrence of natural or man-made catastrophic events with a frequency or severity exceeding our expectations; (ii) the adequacy of our loss reserves and the need to adjust such reserves as claims develop over time; (iii) any lowering or loss of one of the financial ratings of IPC Holdings’ wholly-owned subsidiary, IPCRe Limited (“IPCRe”) and/or IPCRe Europe Limited (“IPCRe Europe”); (iv) a decrease in the level of demand for property catastrophe reinsurance, or increased competition owing to increased capacity of property catastrophe reinsurers; (v) the payout for claims from hurricane Katrina, or other events, being faster than anticipated, which could result in a reduction in the amount of our investment portfolio; (vi) the effect of competition on market trends and pricing; (vii) loss of our non-admitted status in United States jurisdictions or the passage of federal or state legislation subjecting us to supervision or regulation in the United States; (viii) challenges by insurance regulators in the United States to our claim of exemption from insurance regulation under current laws; (ix) a contention by the United States Internal Revenue Service that we are engaged in the conduct of a trade or business within the U.S.; (x) loss of services of any one of our executive officers; (xi) changes in interest rates and/or equity values in the United States of America and elsewhere; or (xii) changes in exchange rates and greater than expected currency exposure.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     NONE
Item 1A. Risk Factors
There have been no material changes to the risk factors previously described in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
     NONE
Item 3. Defaults upon Senior Securities
     NONE
Item 4. Submission of Matters to a Vote of Security Holders
On June 16, 2006 the Annual General Meeting of shareholders was held. At the meeting, shareholders were asked to vote upon the resolutions set forth below. The following tabulation indicates the number of shares present in person or by proxy at such meeting and the number of such shares for or against, or withheld, or abstaining, with respect to each resolution after giving effect to the voting limitations contained in the Company’s Bye Laws:
i) electing the following persons as directors of the Company to serve until the 2006 Annual General Meeting:

	FOR	WITHHELD
Frank Mutch	46,249,024	143,058
James P. Bryce	46,287,475	104,607
Dr. the Honourable Clarence James	46,247,557	144,525
S. George Cubbon	46,136,749	255,333
Peter Christie	46,165,560	226,522
Kenneth Hammond	46,249,939	142,143
Antony Lancaster	46,288,292	103,790
ii) appointing KPMG as auditors of the Company for its fiscal year ending December 31, 2006 and authorizing the Audit Committee to set the compensation of the auditors:

FOR	AGAINST	ABSTAIN
46,050,489	328,265	13,328
     iii) approving a revised Plan of Remuneration for the Board of Directors of the Company

FOR	AGAINST	ABSTAIN
45,732,928	635,745	23,409
All resolutions were passed by show of hands. No other business was transacted.
Item 5. Other Information
     NONE

Item 6. Exhibits
     (a) Exhibits
Unless otherwise indicated, exhibits are incorporated by reference to the corresponding numbered exhibits to the Company’s Registration Statement on Form S-1 (Registration No. 333-00088).

Exhibit
Number	Description

3.1 •	Memorandum of Association of the Company.

3.2 +	Amended and Restated Bye-laws of the Company.

3.3 •	Form of Memorandum of Increase of Share Capital.

10.20 ☐	Amendments to Letter of Credit Agreements between IPCRe and Barclays Bank PLC, and between IPCRe and Bayerische Hypo-und Vereinsbank

10.22 Δ	Credit Agreement between IPC Holdings, Ltd., Wachovia Bank and other Lenders named therein.

11.1 V	Reconciliation of basic and diluted net loss per common share (“EPS”).

12.1 V	Statement of Computation of Ratios of Earnings to Fixed Charges.

31.1 V	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 V	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

V	Filed herewith

•	Incorporated by reference to the corresponding exhibit in our Registration Statement on Form S-1 (No. 333-00088).

+	Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-3 filed on April 27, 2006 (Registration No. 333-133605).

☐	Incorporated by reference to Exhibits 99.1 and 99.2 to our Current Report on Form 8-K filed on April 6, 2006 and Exhibit 99.1 to our Current Report on Form 8-K filed on April 24, 2006, respectively (File No. 0-27662).

Δ	Incorporated by reference to Exhibit 10.22 to our Current Report on Form 8-K filed on April 20, 2006 (File No. 0-27662).

**	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (sub-sections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), and are not being filed as exhibits to this report.

IPC HOLDINGS, LTD.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPC Holdings, Ltd.
(Registrant)

Date July 28th 2006	/s/ James P. Bryce

James P. Bryce
President and Chief Executive Officer

Date July 28th 2006	/s/ John R. Weale

John R. Weale
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
Unless otherwise indicated, exhibits are incorporated by reference to the corresponding numbered exhibits to the Company’s Registration Statement on Form S-1 (Registration No. 333-00088).

Exhibit
Number	Description

3.1 •	Memorandum of Association of the Company.

3.2 +	Amended and Restated Bye-laws of the Company.

3.3 •	Form of Memorandum of Increase of Share Capital.

10.20 ☐	Amendments to Letter of Credit Agreements between IPCRe and Barclays Bank PLC, and between IPCRe and Bayerische Hypo-und Vereinsbank.

10.22 Δ	Credit Agreement between IPC Holdings, Ltd., Wachovia Bank and other Lenders named therein.

11.1 V	Reconciliation of basic and diluted net loss per common share (“EPS”).

12.1 V	Statement of Computation of Ratios of Earnings to Fixed Charges.

31.1 V	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 V	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

V	Filed herewith.

•	Incorporated by reference to the corresponding exhibit in our Registration Statement on Form S-1 (No. 333-00088).

+	Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-3 filed on April 27, 2006 (Registration No. 333-133605).

☐	Incorporated by reference to Exhibits 99.1 and 99.2 to our Current Report on Form 8-K filed on April 6, 2006 and Exhibit 99.1 to our Current Report on Form 8-K filed on April 24, 2006, respectively (File No. 0-27662).

Δ	Incorporated by reference to Exhibit 10.22 to our Current Report on Form 8-K filed on April 20, 2006 (File No. 0-27662).

**	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (sub-sections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), and are not being filed as exhibits to this report.