Form 10-Q
period 2006-09-30
IPC HOLDINGS LTD
filed 2006-11-03
CIK 909815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006
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
Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No . ☑.
The number of outstanding common shares par value U.S. $0.01 per share of IPC Holdings, Ltd., as of November 1, 2006 was 63,610,492

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of United States dollars, except for per share amounts)

	As of	As of
	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS:

Fixed maturity investments:
Available for sale at fair value (amortized cost 2006: $1,881,448; 2005: $2,014,735)	$1,896,541	$1,998,606
Equity investments: available for sale at fair value (cost 2006: $447,292; 2005: $420,910)	546,619	530,127
Cash and cash equivalents	50,916	31,113
Reinsurance premiums receivable	182,917	180,798
Deferred premiums ceded	6,463	4,120
Losses and loss adjustment expenses recoverable	2,137	1,054
Accrued investment income	22,937	19,885
Deferred acquisition costs	18,633	7,843
Prepaid expenses and other assets	3,234	4,735

TOTAL ASSETS	$2,730,397	$2,778,281

LIABILITIES:

Reserve for losses and loss adjustment expenses	$652,015	$1,072,056
Unearned premiums	168,335	66,311
Reinsurance premiums payable	9,698	4,991
Deferred fees and commissions	2,348	1,363
Accounts payable and accrued liabilities	14,768	17,160

TOTAL LIABILITIES	847,164	1,161,881

SHAREHOLDERS’ EQUITY:

Common shares outstanding, par value U.S.$0.01: 2006: 63,703,567; 2005: 63,666,368 shares	637	637
Preferred shares – Series A mandatory convertible preferred shares outstanding, par value U.S.$0.01: 2006: 9,000,000; 2005: 9,000,000	90	90
Additional paid-in capital	1,475,092	1,473,257
Deferred stock grant compensation	(1,788)	(2,492)
Retained earnings	295,088	52,126
Accumulated other comprehensive income	114,114	92,782

TOTAL SHAREHOLDERS’ EQUITY	1,883,233	1,616,400

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,730,397	$2,778,281

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Expressed in thousands of United States dollars, except for per share amounts)

	Quarter ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES:

Gross premiums written	$56,288	$165,980	$412,206	$458,815
Change in unearned premiums	56,617	47,697	(102,023)	(65,569)

Premiums earned	112,905	213,677	310,183	393,246

Reinsurance premiums ceded	(1,585)	(1,948)	(16,974)	(20,404)
Change in deferred premiums ceded	(3,480)	(4,438)	2,344	3,616

Premiums ceded	(5,065)	(6,386)	(14,630)	(16,788)

Net premiums earned	107,840	207,291	295,553	376,458
Net investment income	25,383	15,731	81,051	48,103
Net realized gains (losses) on investments	9,072	(2,002)	979	(4,180)
Other income	979	2,141	2,741	4,277

	143,274	223,161	380,324	424,658

EXPENSES:

Net losses and loss adjustment expenses	7,918	855,977	43,401	918,347
Net acquisition costs	9,869	14,160	27,701	30,722
General and administrative expenses	10,435	9,200	25,556	20,993
Net exchange loss (gain)	87	394	(2,768)	3,160

	28,309	879,731	93,890	973,222

NET INCOME (LOSS)	114,965	(656,570)	286,434	(548,564)

Dividends on preferred shares	4,329	—	12,941	—

Net income (loss) available to common shareholders	$110,636	$(656,570)	$273,493	$(548,564)

Basic net income per common share	$1.74	$(13.57)	$4.30	$(11.34)
Diluted net income per common share	$1.60	$(13.57)	$3.99	$(11.34)

Weighted average number of common shares - basic	63,646,666	48,385,232	63,629,883	48,354,839
Weighted average number of common shares - diluted	71,855,963	48,385,232	71,838,779	48,354,839
The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Expressed in thousands of United States dollars)

	Quarter ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET INCOME (LOSS)	$114,965	$(656,570)	$286,434	$(548,564)

Other comprehensive income (loss):
Net holding gains (losses) on investments during period	49,606	4,133	22,311	(10,328)
Reclassification adjustment for (gains) losses included in net income	(9,072)	2,002	(979)	4,180

	40,534	6,135	21,332	(6,148)

COMPREHENSIVE INCOME (LOSS)	$155,499	$(650,435)	$307,766	$(554,712)

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Expressed in thousands of United States dollars, except per share amounts)

	As of	As of
	September 30, 2006	December 31, 2005
	(unaudited)
COMMON SHARES PAR VALUE $0.01:
Balance, beginning of year	$637	$484
Additional shares issued	—	153

Balance, end of period	$637	$637

PREFERRED SHARES PAR VALUE $0.01
Balance beginning of year	$90	$—
Additional shares issued	—	90

Balance, end of period	$90	$90

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	$1,473,257	$854,797
Shares issued	25	617,561
Shares repurchased	—	(1,334)
Stock options and grants awarded	1,810	2,233

Balance, end of period	$1,475,092	$1,473,257

DEFERRED STOCK GRANT COMPENSATION:
Balance, beginning of year	$(2,492)	$(2,899)
Stock grants awarded	(682)	(1,316)
Stock grants forfeited	—	454
Amortization	1,386	1,269

Balance, end of period	$(1,788)	$(2,492)

RETAINED EARNINGS:
Balance, beginning of year	$52,126	$724,907
Net income (loss)	286,434	(623,399)
Reduction on share repurchase	—	(1,738)
Dividends paid and accrued	(43,472)	(47,644)

Balance, end of period	$295,088	$52,126

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance, beginning of year	$92,782	$91,150
Other comprehensive income	21,332	1,632

Balance, end of period	$114,114	$92,782

TOTAL SHAREHOLDERS’ EQUITY	$1,883,233	$1,616,400

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of United States dollars)

	Nine months ended September 30,
	2006	2005
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$286,434	$(548,564)
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Amortization of fixed maturity (discounts) premiums, net	(8,095)	8,476
Net realized (gains) losses on investments	(979)	4,180
Stock compensation	2,542	2,215
Changes in:
Reinsurance premiums receivable	(2,119)	(152,495)
Deferred premiums ceded	(2,343)	(3,616)
Loss and loss adjustment expenses recoverable	(1,083)	1,342
Accrued investment income	(3,052)	4,202
Deferred acquisition costs	(10,790)	(6,399)
Prepaid expenses and other assets	1,501	(2,551)
Reserve for losses and loss adjustment expenses	(420,041)	769,861
Unearned premiums	102,024	65,569
Reinsurance premiums payable	4,707	5,222
Deferred fees and commissions	985	1,189
Accounts payable and accrued liabilities	(1,963)	3,531

Cash (used in) provided by operating activities	(52,272)	152,162

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of fixed maturity investments	(1,396,085)	(1,483,593)
Proceeds from sale of fixed maturity investments	1,040,990	1,276,237
Proceeds from maturities of fixed maturity investments	461,450	91,740
Purchases of equity investments	(104,059)	(23,913)
Proceeds from sale of equity investments	113,683	17,000

Cash provided by (used in) investing activities	115,979	(122,529)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from share issuance	(3)	105
Cash dividends paid to shareholders	(43,901)	(34,808)

Cash used in financing activities	(43,904)	(34,703)

Net increase (decrease) in cash and cash equivalents	19,803	(5,070)
Cash and cash equivalents, beginning of period	31,113	27,898

Cash and cash equivalents, end of period	$50,916	$22,828

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except for per share amounts)
(unaudited)
1.	GENERAL:

The consolidated interim financial statements presented herein have been prepared on the basis of accounting principles generally accepted in the United States of America and include the accounts of IPC Holdings, Ltd. (the “Company”) and its wholly-owned subsidiaries, IPCRe Limited (“IPCRe”) and IPCRe Underwriting Services Limited (“IPCUSL” and, together with the Company and IPCRe, “IPC”) and IPCRe Europe Limited, which is a wholly-owned subsidiary of IPCRe. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the nine month periods ended September 30, 2006 and 2005, respectively, the balance sheet as of September 30, 2006 and the cash flows for the nine months ended September 30, 2006 and 2005, respectively. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005, in our report on Form 10-K. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.	DIVIDENDS:

On February 15, 2006 we paid a preferred dividend of $0.533932 per Series A Mandatory Convertible preferred share, to shareholders of record on January 31, 2006.

On March 23, 2006 we paid a common stock dividend of $0.16 per share to shareholders of record on March 7, 2006.

On May 15, 2006 we paid a preferred dividend of $0.475781 per Series A Mandatory Convertible preferred share, to shareholders of record on May 1, 2006.

On June 22, 2006 we paid a common stock dividend of $0.16 per common share, to shareholders of record on June 6, 2006.

On August 15, 2006 we paid a preferred dividend of $0.475781 per Series A Mandatory Convertible preferred share, to shareholders of record on August 1, 2006.

On September 21, 2006 we paid a common stock dividend of $0.16 per common share, to shareholders of record on September 5, 2006.

On October 24, 2006 we declared a common stock dividend of $0.16 per common share, to be paid on December 14, 2006, to shareholders of record on November 29, 2006.

On October 24, 2006 we declared a preferred dividend of $0.475781 per Series A Mandatory Convertible preferred share, to be paid on November 15, 2006 to shareholders of record on November 1, 2006.

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

SFAS 123R requires expected forfeitures to be included in determining share-based employee compensation expense. Prior to the adoption of SFAS 123R, forfeiture benefits were recorded as a reduction to compensation expense when an employee left the Company and forfeited the award. The transition impact of adopting SFAS 123R as of January 1, 2006, including the effect of accruing for expected forfeitures on outstanding share-based awards, was not material to our results of operations for the nine months ended September 30, 2006. In addition, SFAS 123R requires the immediate expensing of share-based awards granted to retirement-eligible employees. Share-based awards granted to retirement-eligible employees prior to the adoption of SFAS 123R must continue to be amortized over the stated service period of the award (and accelerated if the employee actually retires). Consequently, our compensation and benefits expenses in the year ending December 31, 2006 (and, to a lesser extent, in the years ending December 31, 2007 and 2008) will include both the amortization (and acceleration, if any) of awards granted to retirement-eligible employees prior to the adoption of SFAS 123R as well as the full grant-date fair value of new awards granted to such employees under SFAS 123R. The estimated annual non-cash expense in the year ending December 31, 2006 associated with the continued amortization of share-based awards granted to retirement-eligible employees prior to the adoption of SFAS 123R is approximately $676, of which $507 was recognized in the nine months ended September 30, 2006.

On June 13, 2003 the shareholders approved a new stock incentive plan. The plan allows for the issuance of up to five hundred thousand common shares, $0.01 par value, as grants of restricted stock to selected employees to compensate them for their contributions to the long-term growth and profits of the Company. Pursuant to SFAS 123R, compensation expense is recorded ratably based on the fair value of the grants at the date of grant (i) over the vesting period (ii) immediately for grants awarded to retirement-eligible employees or (iii) over the period from the grant date until the date when retirement-eligibility is achieved if earlier than the vesting date. Such units vest at a rate of 25% annually and are expensed on the straight line basis, but are recorded as outstanding upon issuance (regardless of the vesting period). The charge recorded for the nine months ended September 30, 2006 for grants of restricted stock was $1,386 (2005: $1,060).

The activity related to these restricted stock units is set forth below:

			Weighted average grant-date fair
	Restricted stock units		value of restricted stock units
	outstanding		outstanding
	Future	No future	Future	No future
	service	service	service	service
	required	required(2)	required	required(2)
Outstanding, beginning of period	49,984	54,375	36.44	36.04
Granted (1)	15,477	12,224	23.10	26.55
Forfeited	—	—	—	—
Vested	17,277	19,125	36.41	36.02
Outstanding, end of period	48,184	47,474	32.22	36.51

(1)	The weighted average grant-date fair value of restricted stock units granted for the nine months ended September 30, 2006 was $24.62 per unit, compared with $39.42 per unit for the corresponding period of 2005.

(2)	Restricted stock units are deemed to vest immediately for retirement-eligible employees.
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

On February 15, 1996 and July 25, 1996, the Company granted options to acquire 85,249 common shares to officers and management employees at an exercise price of $16.54 per common share which equaled the book value per common share as of December 31, 1995. Between January 2, 1997 and September 30, 2006, the Company granted options to acquire common shares to officers and management employees at exercise prices ranging from $13.375 to $43.03 per common share, which equaled the opening market prices on the dates of grant. Such options vest at a rate of 25% annually, are recorded on the straight line basis and lapse on the tenth anniversary of issue. The Option Plan contains different vesting conditions to the restricted stock unit plan and therefore we do not deem options granted for retirement-eligible employees as vesting immediately. The amount of the charge recorded in the nine months ended September 30, 2006 for awards of stock options was $1,156 (2005: $1,155).

The following table illustrates the effect on net income (loss) and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period in accordance with SFAS 123R.

			Nine months ended
	Quarter ended September 30,		September 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss), as reported	$114,965	$(656,570)	$286,434	$(548,564)
Add: Stock-based employee expense	755	368	2,542	1,155
Deduct: Total stock-based employee expense determined under fair value based method for all awards.	(755)	(446)	(2,542)	(1,403)

Pro forma net income (loss)	114,965	(656,648)	286,434	(548,812)
Dividends on preferred shares	4,329	—	12,941	—

Net income (loss) available to common shareholders	$110,636	$(656,648)	$273,493	$(548,812)

Earnings per share:
Basic – as reported	$1.74	$(13.57)	$4.30	$(11.34)
Basic – pro forma	$1.74	$(13.57)	$4.30	$(11.35)
Diluted – as reported	$1.60	$(13.57)	$3.99	$(11.34)
Diluted – pro forma	$1.60	$(13.57)	$3.99	$(11.35)
A summary of the status of the Company’s Option Plan as of September 30, 2006 and 2005 and changes during the nine-month periods then ended is presented in the tables and narrative below.

	Nine months ended September 30,
	2006		2005
		Weighted		Weighted
		average		average
	Number of	exercise	Number of	exercise
	shares	price	shares	price
Outstanding, beginning of period	452,125	$36.47	474,625	$31.43
Granted	162,500	$28.00	169,000	$43.03
Exercised	1,500	$16.54	116,125	$25.56
Forfeited	—	$—	22,375	$35.20
Outstanding, end of period	613,125	$34.27	505,125	$36.49
Exercisable, end of period	233,750	$26.60	144,375	$30.37

Weighted average fair value of options granted (per share)		$8.99		$15.07
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

		Weighted
		average	Weighted		Weighted
	Outstanding at	contractual	average	Exercisable at	average
Range of	September 30,	period in	exercise	September 30,	exercise
exercise price	2006	years	price	2006	price
$13-19	6,000	3.25	15.38	6,000	15.38
$19-25	11,500	3.03	21.83	11,500	21.83
$25-31	230,625	8.07	27.96	55,000	27.85
$31-37	83,750	5.43	31.65	61,875	31.68
$37-43	128,750	7.25	38.90	61,250	38.90
$43-49	152,500	8.25	43.03	38,125	43.03

Total	613,125			233,750

As of September 30, 2006, there was $4,757 of total unrecognized compensation cost related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.95 years.
4. NEW ACCOUNTING PRONOUNCEMENTS:
There were no new accounting pronouncements issued in the quarter ended September 30, 2006 that would materially affect the Company’s financial statements for the period then ended.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Critical Accounting Policies
     The following is a summary of the accounting policies for the three main components of our balance sheet and statement of income: premiums, losses (claims) including reserves and investments/investment income.
     Premiums
     Premiums are recorded as written at the beginning of each policy, based upon information received from ceding companies and their brokers, and are earned over the policy period. For excess of loss contracts, the amount of deposit premium is contractually documented at inception, and thus no management judgement is necessary in accounting for this. Premiums are earned on a pro rata basis over the policy period. For proportional treaties, the amount of premium is normally estimated at inception by the ceding company. We account for such premium using initial estimates, which are reviewed regularly with respect to the actual premium reported by the ceding company. At September 30, 2006 the amount of premium accrued resulting from management’s estimates for proportional treaties was approximately 4% of total gross premiums written for the nine months then ended. Reinstatement premiums are recognized and accrued at the time we incur a loss and where coverage of the original contract is reinstated under pre-defined contract terms and are earned pro-rata over the reinstated coverage period. Such accruals are based upon actual contractual terms applied to the amount of loss reserves expected to be paid, and the only element of management judgement involved is with respect to the amount of loss reserves as described below, and associated rates on line (i.e. price). The amount accrued at September 30, 2006 for estimated reinstatement premiums on Reported But Not Enough losses (“RBNE”) and Incurred But Not Reported (“IBNR”) loss reserves was $23.6 million.
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
     We establish reserves based upon estimates of losses incurred by the ceding companies, including reserves where we believe that the ultimate loss amount is greater than that reported to us by the ceding company. These reserves, which provide for development on reported losses, are also known as RBNE reserves. We also establish reserves for losses incurred as a result of an event known but not reported to us. These IBNR reserves, together with RBNE reserves, are established for both catastrophe and other losses. To estimate the portion of losses and loss adjustment expenses relating to these claims for the year, we review our portfolio of business to determine where the potential for loss may exist. Industry loss data, as well as actual experience, knowledge of the business written by us and general market trends in the reinsurance industry, are considered. Since 1993, we have contracted AIR Worldwide Corporation for the use of their proprietary models — currently CATRADER ® — as part of our modeling approach. These computer-based loss modeling systems utilize A.M. Best’s data and direct exposure information obtained from our clients. We may also use CATRADER ® to measure and estimate loss exposure under the actual event scenario, if available. The sum of the individual estimates derived from the above methodology provides us with an overall estimate of the loss reserves for IPC as a whole. Our reserving methodology uses a process that calculates a point estimate, as opposed to a methodology that develops a range of estimates.
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
     There is a time lag inherent in reporting from the original claimant to the primary insurer to the broker and then to the reinsurer. Reporting of property claims arising from catastrophes in general tends to be prompt (as compared to reporting of claims for casualty or other ‘long-term’ lines of business). However, the timing of claims reporting can vary depending on various factors, including: the nature of the event (e.g. hurricane, earthquake, hail, man-made events such as terrorism or rioting); the geographic area involved; the quality of the cedant’s claims management and reserving practices; and whether the claims arise under reinsurance contracts for primary companies, or reinsurance of other reinsurance companies (i.e. retrocession). Because the events from which claims arise are typically prominent, public occurrences, we are often able to use independent reports of such events to augment our loss reserve estimation process. Because of the degree of reliance that we place on ceding companies for claims reporting, the associated time lag, the low frequency/high severity nature of the business we underwrite and the varying reserving practices among ceding companies, our reserve estimates are highly dependent on management judgement and are therefore subject to significant variability. During the loss settlement period, additional facts regarding individual claims and trends may become known, and current laws and case laws may change.
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
     For certain catastrophic events there is greater uncertainty underlying the assumptions and associated estimated reserves for losses and loss adjustment expenses reported by our cedants. Complexity resulting from problems such as policy coverage issues, multiple events affecting one geographic area and the resulting impact on claims adjusting (including allocation of claims to event and the effect of demand surge on the cost of building materials and labour) by, and communications from, ceding companies, can cause greater uncertainty in the reserve estimates reported to us by our cedants, as well as delays to the timing with which we are notified of cedants’ changes to their loss estimates, resulting in greater uncertainty in our reserve estimates. In particular, the estimate for hurricane Katrina has been based on estimates by cedants of their exposure, industry insured loss estimates, output from both industry and proprietary models, a review of contracts potentially affected by the events, information received from both clients and brokers and management judgement, which includes consideration of the physical factors noted above, in aggregate. It has been assumed that underlying policy terms and conditions are upheld during our clients’ loss adjustment process. However, the unique circumstances and severity of this devastating catastrophe, including the extent of flooding and resultant initial limited access by claims adjusters, introduce additional uncertainty to the normally difficult process of estimating catastrophe losses, which is compounded by the potential for legal and regulatory issues arising regarding the scope of coverage.
     At September 30, 2006 management’s estimates for IBNR/RBNE represented approximately 33% of total loss reserves. The majority of the estimate relates to reserves for claims from hurricanes Katrina, Rita and Wilma, which affected various parts of Gulf coast states between August and October 2005. As discussed above, our reserve estimates are not mathematically or formulaically derived from factors such as numbers of claims or demand surge impact. If our estimate of IBNR/RBNE loss reserves at September 30, 2006 was inaccurate by a factor of 10%, our results of operations would be impacted by a positive or negative movement of approximately $22 million. If our total reserve for losses at September 30, 2006 was inaccurate by a factor of 10%, our incurred losses would be impacted by approximately $65 million, which represents approximately 3% of shareholders’ equity at September 30, 2006. For information on historical development of IPC’s loss reserves, please refer to the tables provided in Item 1, Business, Reserve for Losses and Loss Adjustment Expenses, in our Report on Form 10-K for the year ended December 31, 2005. In accordance with IPCRe’s registration under the Bermuda Insurance Act 1978 and Related Regulations (the “Insurance Act”), the loss reserves are certified annually by an independent loss reserve specialist.

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
     Generally, we review all securities that are trading at a significant discount to par, amortized cost (if lower) or cost for an extended period of time. We generally focus our attention on all equity securities whose market value is less than 75% of their cost, or fixed income securities whose market value has been less than amortized cost for a period of nine months, irrespective of the extent of the decline. The specific factors we consider in evaluating potential impairment include the following:
•	The extent of decline in value

•	The length of time the security is below cost

•	The future prospects of the issuer, or in the case of mutual funds, the future prospects of the fund

•	Whether the decline appears to be related to general market or industry conditions, or is issuer-specific

•	Our intent and ability to hold the security

•	Other qualitative and quantitative factors
     At September 30, 2006 our equity investments mostly comprised investments in the following: a north American equity fund, a global equity fund, a fund of hedge funds and a fund with attributes similar to those of the S & P 500 Index. None of the funds have a significant concentration in any one business sector; accordingly, the value of our equity funds is principally influenced by macro economic factors rather than issuer-specific factors. Our equity investments are subject to the same analyses as described above for the determination of other-than-temporary declines in value. Since there is a portfolio of securities within each fund, the qualitative issues are usually broader than those for individual securities and therefore the assessment of impairment is inherently more difficult and requires more management judgement.
     At September 30, 2006 we did not hold any fixed maturity securities that are not investment grade or not rated.
     At September 30, 2006 we determined that there was other-than-temporary impairment in a number of fixed income securities in the amount of $0.9 million, which resulted from increased interest rates.

     RESULTS OF OPERATIONS, QUARTERS ENDED SEPTEMBER 30, 2006 AND 2005
The following is a discussion of the results of operations and financial position of IPC Holdings, Ltd. References to “we”, “our” or “IPC” mean IPC Holdings together with its wholly-owned subsidiaries, IPCRe and IPCUSL. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes for the quarter ended September 30, 2006.
     Our net income for the quarter ended September 30, 2006 was $115.0 million, compared to a net loss of $(656.6) million for the quarter ended September 30, 2005. The primary reason for the increase was the significant impact of hurricane Katrina on last year’s third quarter results, as discussed below.
     In the quarter ended September 30, 2006, we wrote premiums of $56.3 million, compared to $166.0 million in the third quarter of 2005. Written premiums in the third quarter of 2006 were significantly lower because of the impact of accrued reinstatement premiums resulting from estimated incurred losses arising from hurricane Katrina, in the third quarter of 2005. We wrote premiums in respect of new business totaling $2.7 million and premiums from existing business were approximately $15.0 million more in the third quarter of 2006 in comparison to the third quarter of 2005, due to increased pricing, program re-structuring and foreign exchange rate differences. Partly offsetting these additions was business which was not renewed because of unsatisfactory terms and conditions, or because the cedant did not purchase the protection, which totaled approximately $9.3 million. Adjustment premiums, which are adjustments generally arising from differences between cedants’ actual premium income and their original estimates thereof, were $2.9 million in the third quarter of 2006 compared to $3.4 million in the third quarter of 2005. Reinstatement premiums were $5.4 million in the third quarter of 2006, compared to $122.7 million in the third quarter of 2005.
     In the quarter ended September 30, 2006, we ceded $1.6 million of premiums to our retrocessional facilities, compared with $1.9 million in the third quarter of 2005. The actual contracts ceded are at IPC’s underwriters’ judgement in optimizing the risk profile of the portfolio, which can cause premiums ceded to vary as a proportion of our gross writings, from quarter to quarter. Net premiums earned in the quarter ended September 30, 2006 were $107.8 million, compared to $207.3 million in the third quarter of 2005, with the reduction due to the impact of last year’s reinstatement premiums, which was partly offset by the effect of higher annual deposit premiums written during the past twelve months.
     Net investment income was $25.4 million in the quarter ended September 30, 2006, compared to $15.7 million in the third quarter of 2005. In the third quarter of 2005 we received dividends of $0.5 million from our investments in equity funds and a fund of hedge funds. We did not receive any dividends from these investments in the third quarter of 2006. The average balance of invested assets in the quarter ended September 30, 2006 was 25% higher than the third quarter of 2005, because of capital-raising that was undertaken in the fourth quarter of 2005. This factor was enhanced by the overall yield of the fixed income portfolio being higher for the quarter ended September 30, 2006 than for the corresponding quarter in 2005, primarily due to an increase in interest rates.
     There was a net realized gain from investments in the quarter ended September 30, 2006 of $9.1 million, compared to a net realized loss of $(2.0) million in the third quarter of 2005. Net realized gains and losses fluctuate from period to period, depending on the individual securities sold. In July, 2006 we sold a $20.0 million portion from our investment in a global equity fund, realizing a gain of $8.2 million. In addition, our realized gain in the third quarter of 2006 is net of a write-down of $0.9 million in the cost basis of certain fixed income securities where management has determined (in the manner discussed above) there had been a decline in value which was other than temporary.
     In the quarter ended September 30, 2006, we incurred net losses and loss adjustment expenses of $7.9 million, compared to $856.0 million in the third quarter of 2005. Net incurred losses in the third quarter of 2006 included $4.9 million for super-typhoon Shanshan, which struck Japan in September, 2006. The balance of the incurred losses in the third quarter of 2006 related primarily to reserves established for pro rata treaty business. The majority of incurred losses in the third quarter of 2005 resulted from hurricanes Katrina and Rita which made landfall in Louisiana and Texas, in August and September, 2005, respectively.
     Net acquisition costs incurred, which consist primarily of commissions and brokerage fees paid to intermediaries for the production of business, were $9.9 million for the quarter ended September 30, 2006, compared to $14.2 million in the third quarter of 2005. The decrease is primarily due to the amount of brokerage incurred in the third quarter of 2005 on reinstatement premiums resulting from estimated losses from hurricane Katrina. General and administrative expenses were $10.4 million in the quarter ended September 30, 2006, compared to $9.2 million in the third quarter of 2005. Areas of increase include salaries and other compensation, service fees expensed as a result of the expiration of our previous administrative services agreement, letter of credit charges and professional and consultancy fees.

RESULTS OF OPERATIONS, NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
     Our net income for the nine months ended September 30, 2006 was $286.4 million, compared to a net loss of $(548.6) million for the nine months ended September 30, 2005. The primary reason for the increase was the significant impact of hurricane Katrina on last year’s third quarter results, as discussed below.
     In the nine months ended September 30, 2006, we wrote premiums of $412.2 million, compared to $458.8 million in the corresponding period of 2005, a decrease of 10%. Written premiums in the period ended September 30, 2006 were lower because of the impact of accrued reinstatement premiums resulting from estimated incurred losses arising from hurricane Katrina, in the third quarter of 2005. We wrote premiums in respect of new business totaling $25.3 million and premiums from existing business were approximately $78.7 million more in the period ended September 30, 2006 in comparison to the corresponding period of 2005, due to increased pricing, program re-structuring and foreign exchange rate differences. These additions more than offset business which was not renewed because of unsatisfactory terms and conditions, or because the cedant did not purchase the protection, which totaled approximately $24.9 million. Adjustment premiums were $9.0 million in the period ended September 30, 2006 compared to $6.4 million in the corresponding period of 2005. Reinstatement premiums were $5.4 million in the nine months ended September 30, 2006, compared to $133.4 million in the corresponding period of 2005, primarily due to the impact of hurricane Katrina mentioned above.
     In the nine months ended September 30, 2006, we ceded $17.0 million of premiums to our retrocessional facilities, compared with $20.4 million for the nine months ended September 30, 2005. The actual contracts ceded are at IPC’s underwriters’ judgement in optimizing the risk profile of the portfolio, which can cause premiums ceded to vary as a proportion of our gross writings. Net premiums earned in the nine months ended September 30, 2006 were $295.6 million, compared to $376.5 million in the corresponding period of 2005, a decrease of 22%, due to the impact of the reductions to reinstatement premiums, as discussed above.
     Net investment income was $81.1 million in the nine months ended September 30, 2006, compared to $48.1 million in the corresponding period of 2005. Investment income in the period ended September 30, 2006 included $9.4 million in dividends from our investments in equity funds and a fund of hedge funds. In the corresponding period of 2005 we received dividends of $6.1 million from these investments. The average balance of invested assets in the nine months ended September 30, 2006 was 30% higher than the corresponding period of 2005, because of capital-raising that was undertaken in the fourth quarter of 2005. This factor was enhanced by the overall yield of the fixed income portfolio being higher for the nine months ended September 30, 2006 than for the corresponding nine months in 2005, primarily due to an increase in interest rates.
     There was a net realized gain from investments in the nine months ended September 30, 2006 of $1.0 million, compared to a net realized loss from investments of $(4.2) million in the corresponding period of 2005. Net realized gains and losses fluctuate from period to period, depending on the individual securities sold. In June 2006, we sold our investment in an equity fund with attributes similar to those of the S & P 500 Index, realizing a $27.8 million gain. The proceeds were used to invest in an Ireland-based UCITS fund with similar attributes. In addition, in July, 2006 we sold a $20.0 million portion from our investment in a global equity fund, realizing a gain of $8.2 million. Our net realized gain in the nine months ended September 30, 2006 includes a write-down of $26.6 million in the cost basis of certain fixed income securities where management has determined (in the manner discussed above) there had a been a decline in value which was other than temporary.
     In the nine months ended September 30, 2006, we incurred net losses and loss adjustment expenses of $43.4 million, compared to $918.3 million in the corresponding period of 2005. Net incurred losses in the period ended September 30, 2006 included claims from cyclone Larry, which struck Queensland, Australia in March, 2006, for which we have estimated total net claims in the amount of $7.3 million, and $4.9 million from super-typhoon Shanshan, which struck Japan in September, 2006. The balance of the incurred losses in the first nine months of 2006 related to minor development from the major windstorms of 2005 ($17.0 million), two accidents which occurred in 2005: an explosion which occurred in the U.K. in December 2005, and a train wreck and associated chemical spill which took place in South Carolina in January 2005 (combined amount $7.3 million) and reserves established for pro rata treaty business. Losses in the corresponding period of 2005 included $800.0 million as a result of hurricane Katrina which made landfall in Louisiana in August 2005; $33.0 million from hurricane Rita, which made landfall in Texas in September 2005; $20.0 million as a result of cyclone Erwin which struck northern Europe, especially Scandinavia, in January, 2005; $7.0 million for the floods which affected Europe in August 2005; $7.0 million for hurricane Dennis; $6.5 million from the Suncor energy loss in Canada; and an $8.0 million increase to the loss from the Tsunami which affected south-east Asia in late December, 2004. Other losses include reserves established for pro rata treaty business, as well as development from other prior year events, including $20.4 million for the hurricanes which made landfall in Florida during the third quarter of 2004.
     Net acquisition costs incurred, which consist primarily of commissions and brokerage fees paid to intermediaries for the production of business, were $27.7 million for the nine months ended September 30, 2006, compared to $30.7 million in the corresponding period of 2005. The decrease is primarily due to the amount of brokerage incurred in the third quarter of 2005 on reinstatement premiums resulting from estimated losses from hurricane Katrina. General and administrative expenses were $25.6 million in the nine months ended September 30, 2006, compared to $21.0 million in the corresponding period of 2005. Areas of increase include salaries and other compensation, legal fees in connection with our shelf registration statement filed in April, 2006, letter of credit charges, professional and consultancy fees, service fees expensed as a result of the expiration of our previous administrative services agreement and the set-up costs of our new revolving credit/letter of credit facility.
     LIQUIDITY AND CAPITAL RESOURCES
     IPC Holdings is a holding company that conducts no reinsurance operations of its own. Its cash flows are limited to distributions from IPCRe and IPCUSL by way of loans or dividends. Under the Insurance Act, IPCRe is required to maintain a solvency margin and a minimum liquidity ratio, and is prohibited from declaring or paying dividends if to do so would cause IPCRe to fail to meet its solvency margin and its minimum liquidity ratio. Under the Insurance Act, IPCRe is prohibited from paying dividends of more than 25% of its total statutory capital and surplus at the end of the previous fiscal year unless it files an affidavit stating that the declaration of such dividends has not caused IPCRe to fail to meet its solvency margin and minimum liquidity ratio. The Insurance Act also prohibits IPCRe from declaring or paying any dividend without the approval of the Supervisor of Insurance of Bermuda if IPCRe failed to meet its solvency margin and minimum liquidity ratio on the last day of the previous fiscal year. In addition, IPCRe is prohibited under the Insurance Act from reducing its opening total statutory capital by more than 15% without the approval of the Authority. The maximum dividend payable by IPCRe in accordance with the foregoing restrictions as of September 30, 2006 was approximately $466.5 million.
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
     Net cash outflows from operating activities in the nine months ended September 30, 2006 were $(52.3) million compared to net cash inflows of $152.2 million in the corresponding period of 2005. The significant decrease is primarily the result of the increase in net claims paid during the period, which were $466.0 million in the nine months ended September 30, 2006, compared to $144.2 million in the corresponding period of 2005. The trend of significantly increased claims payments is expected to continue throughout 2006 and into 2007, as we anticipate paying claims associated with the events that have taken place in prior years, primarily hurricane Katrina, as well as the other windstorms that took place in 2005.
     Net cash inflows from investing activities in the nine months ended September 30, 2006 were $116.0 million (2005 — outflows of $122.5 million). Cash and cash equivalents increased by $19.8 million in the nine months ended September 30, 2006, resulting in a balance of $50.9 million at September 30, 2006. At September 30, 2006, 50% of IPC’s fixed maturity investment portfolio (based on fair value) was held in securities rated AAA, and 30% was held in securities rated AA. At December 31, 2005 the proportions of securities so rated were 48% and 30%, respectively. At September 30, 2006 the average modified duration of IPC’s fixed maturity portfolio was 3.0, compared to 2.7 at December 31, 2005. We believe that because of the relatively short duration and high quality of IPC’s investment portfolio, we have sufficient liquidity to meet IPC’s cash demands.
     On February 21, 2006 our shareholders approved an increase in the number of the Company’s authorized common shares from 75,000,000 to 150,000,000, and an increase in the number of the Company’s authorized preferred shares from 25,000,000 to 35,000,000. On April 19, 2006 American International Group, Inc. (“AIG”) notified IPC that AIG intended to exercise its demand registration rights to register for sale up to 15.397 million of the IPC common shares it owned (24.2% of outstanding shares) in a public offering, subject to market conditions. On April 27, 2006, IPC filed an omnibus registration statement with the United States Securities and Exchange Commission (“SEC”) for the sale of securities including debt securities, common and preferred shares and other securities that IPC may wish to offer from time to time, and for re-sales of common stock by AIG. On August 15, 2006 AIG sold its entire shareholding in an underwritten public offering. IPC did not receive any proceeds from the sale of the shares.
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

     IPCRe is not a licensed insurer in the United States and therefore, under the terms of most of its contracts with U.S.-based companies, must provide security to reinsureds to cover unpaid liabilities in a form acceptable to state insurance commissioners. Typically, this type of security takes the form of a letter of credit issued by an acceptable bank, the establishment of a trust, or a cash advance. At September 30, 2006 IPCRe obtained letters of credit through two commercial banks pursuant to two bilateral facilities in amounts of $350 million and $100 million, respectively, and a $250 million senior secured syndicated facility discussed below. In turn, IPCRe provides the banks security by giving them liens over certain of IPCRe’s investments in an amount not to exceed 118% of the aggregate letters of credit outstanding. Effective September 30, 2006 and December 31, 2005, there were outstanding letters of credit of $435.4 million and $606.3 million, respectively. The majority of the amount at the end of September 2006 was due to the requirements of our clients as a result of claims arising from hurricanes Katrina, Rita and Wilma. The total amount of security required by the banks under the facilities at September 30, 2006 was approximately $503.8 million. Effective March 31, 2006 IPCRe cancelled its three-year revolving credit facility for $200 million, which was due to expire on June 30, 2006. Effective April 13, 2006 IPC entered into a five-year, $500 million credit agreement with a syndicate of lenders. The credit agreement consists of a $250 million senior unsecured credit facility available for revolving borrowings and letters of credit, and a $250 million senior secured credit facility available for letters of credit. The revolving line of credit will be available for the working capital, liquidity and general corporate requirements of the Company and its subsidiaries. Total letter of credit capacity available to IPC is at least $700 million, including the new facility. Under the terms of the new $500 million credit agreement, IPC is permitted to declare and pay dividends provided there are no defaults or unmatured defaults pending. One of the significant covenants of the facility requires IPC to maintain a minimum net worth (shareholders’ equity) of $1 billion, plus 25% of any positive net income for each fiscal year, beginning with the fiscal year ending December 31, 2006, plus 25% of the net proceeds of any equity issuance or other capital contributions. As of September 30, 2006 the maximum dividend payable by IPC Holdings under the terms of the new facility was $697.2 million. As of the date of this report, no amounts have been drawn under the facility, and we are in compliance with all terms and covenants thereof.
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
     Off Balance Sheet Arrangements
     Neither the Company nor any of its subsidiaries have any forms of off balance sheet arrangements, or cash obligations and commitments, as defined by Item 303(a)(4) of Regulation S-K.
     Transactions with AIG
     Subsidiaries of AIG provide administrative, investment management and custodial services to the Company and its subsidiaries and, until August 15, 2006, AIG owned 24.2% of the Company’s outstanding common shares. Mr. S. George Cubbon, a director of the Company since January 1, 2006, is president and chief executive officer of American International Company, Limited (“AICL”), a wholly-owned subsidiary of AIG that provides certain administrative services to the Company, as described below.
     The following is a summary of amounts in respect of significant transactions with AIG or its affiliates during the nine month periods ended September 30, 2006 and 2005, respectively (expressed in thousands of U.S. dollars):

	September 30, 2006	September 30, 2005
Administrative services fees (included in General & Admin. expenses)	$11,046	$9,830
Investment fees netted against investment income:	$2,910	$2,322
Underwriting services fee income (included in Other income)	$2,125	$4,277
Premiums written	$23,712	$42,808
Premiums ceded	$1,375	$1,480
     Underwriting services fee income is a percentage of the premiums written on behalf of one client, which is related to AIG. Fees are accrued and taken into income over the related policy periods.

     For a discussion of certain of our contractual relationships with non-independent parties, please see “Certain Relationships and Related Transactions” in our definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on May 1, 2006 and incorporated by reference into our Form 10-K for the year ended December 31, 2005.
     On September 1, 2006, IPC executed an amended and restated Administrative Services Agreement (the “Agreement”) with AICL, effective as of July 1, 2006, thereby replacing the previous administrative services agreement as of such date. As under the previous administrative services agreement, AICL will perform IPC’s day-to-day administrative and other services pursuant to the Agreement. Services and facilities provided pursuant to the Agreement include office space in Bermuda, information technology services, payroll and pension administration services, human resource services and other services required by IPC in the ordinary course of business.
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
     Our investment managers performed a VaR analysis to estimate the maximum potential loss of fair value for each segment of market risk for our investment portfolio, as of September 30, 2006, June 30, 2006, March 31, 2006 and December 31, 2005. The analysis calculated the VaR with respect to the net fair value of our financial instrument assets, which includes cash and cash equivalents, certain equity and high grade fixed maturity securities, as of September 30, 2006 using historical simulation methodology. As of September 30, 2006 the VaR of IPCRe’s investment portfolio was approximately $33 million, which represents a 95th percentile value change over a one-month time horizon. This result was obtained through historical simulation using approximately 750 days (3 years) of historical interest rate, foreign exchange rate and equity market data. As of September 30, 2006 the VaR of IPCRe’s investment portfolio represented 1.3% of the total fair value of the investment portfolio.
     The following table presents the VaR of each component of market risk of IPCRe’s investment portfolio as of September 30, 2006, June 30, 2006, March 31, 2006 and December 31, 2005, respectively, and the average for the nine months ended September 30, 2006 calculated using the beginning, quarterly and ending points (expressed in thousands of U.S. dollars):
          Market Risk

					Average for nine
					months ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2006	2006	2006	2005	2006
Currency	$2,749	$3,097	$3,188	$2,445	$2,870
Interest Rate	31,210	35,593	37,363	36,626	35,198
Equity (incl. hedge fund)	17,793	17,879	18,786	19,821	18,569

Sum of Risk	51,752	56,569	59,337	58,892	56,637
Diversification Benefit	(18,757)	(18,690)	(19,657)	(21,188)	(19,573)

Total Net Risk	$32,995	$37,879	$39,680	$37,704	$37,064

     From December 2005 to September 2006, the overall VaR decreased primarily due to the decrease in market bond yields, combined with a fall in fixed income volatility. In addition, both currency and equity VaR declined following the sale of a portion of our investment in a global equity fund. IPCRe’s premiums receivable and liabilities for losses from reinsurance contracts it has written, are also exposed to the risk of changes in value resulting from fluctuations in foreign currency exchange rates. To an extent, the impact on loss reserves of a movement in an exchange rate, will be partly offset by the impact on assets (receivables and cash/investments) denominated in the same currency, or vice versa. As of September 30, 2006 an estimated $39 million (December 31, 2005 - $22 million) of reinsurance premiums receivable, and an estimated $46 million (December 31, 2005 - $34 million) of loss reserves, were denominated in non-U.S. currencies. The currencies to which IPC has the most net exposure are UK sterling, Australian dollar, and Swedish Krona. If the dollar strengthened 10% against sterling, our net adverse exchange exposure would be approximately $0.4 million; if the dollar weakened 10% against the Australian dollar, and Swedish Krona, our net adverse exchange exposure would be approximately $0.6 million and $0.5 million respectively.
Item 4. Controls and Procedures
     An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f)) or Rule 15d-15(f) under the Securities Exchange Act of 1934) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Note on Forward-Looking Statements
     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition, including, but not limited to, expectations regarding market cycles, renewals and our ability to increase written premium volume and improve profit margins, market conditions, the impact of current market conditions and trends on future periods, the impact of our business strategy on our results, trends in pricing and claims and the insurance and reinsurance market response to catastrophic events. Some forward-looking statements may be identified by our use of terms such as “believes,” “anticipates,” “intends,” “expects” or other words of similar import and relate to our plans and objectives for future operations. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. We do not intend, and are under no obligation, to update any forward-looking statement contained in this report. The largest single factors in our results have been and will continue to be the severity and/or frequency of catastrophic events, which are inherently unpredictable. Numerous factors could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to, the following: (i) the occurrence of natural or man-made catastrophic events with a frequency or severity exceeding our expectations; (ii) the adequacy of our loss reserves and the need to adjust such reserves as claims develop over time; (iii) any lowering or loss of one of the financial ratings of the Company’s wholly-owned subsidiary, IPCRe Limited and/or IPCRe Europe Limited; (iv) a decrease in the level of demand for property catastrophe reinsurance, or increased competition owing to increased capacity of property catastrophe reinsurers; (v) the payout for claims from hurricane Katrina, or other events, being faster than anticipated, which could result in a reduction in the amount of our investment portfolio; (vi) the effect of competition on market trends and pricing; (vii) loss of our non-admitted status in United States jurisdictions or the passage of federal or state legislation subjecting us to supervision or regulation in the United States; (viii) challenges by insurance regulators in the United States to our claim of exemption from insurance regulation under current laws; (ix) a contention by the United States Internal Revenue Service that we are engaged in the conduct of a trade or business within the U.S.; (x) loss of services of any one of our executive officers; (xi) changes in interest rates and/or equity values in the United States of America and elsewhere; or (xii) changes in exchange rates and greater than expected currency exposure.

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
               NONE
Item 3. Defaults upon Senior Securities
               NONE
Item 4. Submission of Matters to a Vote of Security Holders
               NONE
Item 5. Other Information
               NONE
Item 6. Exhibits
               (a) Exhibits

Exhibit
Number		Description
3.1	ª	Memorandum of Association of the Company.

3.2	+	Amended and Restated Bye-laws of the Company.

3.3	ª	Form of Memorandum of Increase of Share Capital.

10.1	☐	Administrative Services Agreement among IPC Holdings, Ltd., IPCRe Limited and American International Company, Limited, dated September 1, 2006.

11.1	V	Reconciliation of basic and diluted net income (loss) per common share (“EPS”).

12.1	V	Statement of Computation of Ratios of Earnings to Fixed Charges.

31.1	V	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	V	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

V	Filed herewith

ª	Incorporated by reference to the corresponding exhibit on our Registration Statement on Form S-1 (No. 333-00088).

+	Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-3 filed on April 27, 2006 (Registration No. 333-133605).

☐	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 6, 2006 (File No. 0-27662)

**	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (sub-sections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), and are not being filed as exhibits to this report.

IPC HOLDINGS, LTD.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPC Holdings, Ltd.
(Registrant)

Date November 2nd, 2006	/s/ James P. Bryce

James P. Bryce
President and Chief Executive Officer

Date November 2nd 2006	/s/ John R. Weale

John R. Weale
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number		Description
3.1		Memorandum of Association of the Company.

3.2	+	Amended and Restated Bye-laws of the Company.

3.3		Form of Memorandum of Increase of Share Capital.

10.1	☐	Administrative Services Agreement among IPC Holdings, Ltd., IPCRe Limited and American International Company, Limited, dated September 1, 2006.

11.1	V	Reconciliation of basic and diluted net income (loss) per common share (“EPS”).

12.1	V	Statement of Computation of Ratios of Earnings to Fixed Charges.

31.1	V	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	V	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

V	Filed herewith.

ª	Incorporated by reference to the corresponding exhibit on our Registration Statement on Form S-1 (No. 333-00088).

+	Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-3 filed on April 27, 2006 (Registration No. 333-133605).

☐	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 6, 2006 (File No. 0-27662)

**	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (sub-sections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), and are not being filed as exhibits to this report.