Form 10-K
period 2006-12-31
IPC HOLDINGS LTD
filed 2007-02-27
CIK 909815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
(Address of principal executive offices) (Zip Code)

(441) 298-5100
Registrant’s telephone number,
including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, par value $0.01 per share	NASDAQ Global Select Market

Securities registered pursuant to section 12(g) of the Act:
Series A Mandatory Convertible Preferred Shares, par value $0.01 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2006 was $1,188,841,091.

The number of shares outstanding of each of the registrant’s classes of common stock, as of February 27, 2007 was 63,646,378.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant’s 2006 Annual Report to Shareholders (the “Annual Report”) to be mailed to shareholders on or about April 30, 2007 are incorporated by reference into Part II of this Form 10-K. With the exception of the portions of the Annual Report specifically incorporated herein by reference, the Annual Report is not deemed to be filed as part of this Form 10-K.

2. Portions of the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to the Registrant’s Annual Meeting of Shareholders scheduled to be held on June 22, 2007 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

IPC HOLDINGS, LTD.

PART I

Special Note Regarding Forward-Looking Information

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition, including, but not limited to, expectations regarding market cycles, market conditions, the impact of current market conditions and trends on future periods, the impact of our business strategy on our results, trends in pricing and claims and the insurance and reinsurance market response to catastrophic events. Some forward-looking statements may be identified by our use of terms such as “believes”, “anticipates”, “intends”, “expects” or other words of similar import and relate to our plans and objectives for future operations. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. We do not intend, and are under no obligation, to update any forward-looking statement contained in this report. The largest single factors in our results have been and will continue to be the severity and/or frequency of catastrophic events, which are inherently unpredictable. Numerous factors could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to, the following: (i) the occurrence of natural or man-made catastrophic events with a frequency or severity exceeding our expectations; (ii) the adequacy of our loss reserves and the need to adjust such reserves as claims develop over time; (iii) any lowering or loss of one of the financial ratings of IPC Holdings’ wholly-owned subsidiary, IPCRe Limited (“IPCRe”) and/or IPCRe Europe Limited (“IPCRe Europe”); (iv) a decrease in the level of demand for property catastrophe reinsurance, or increased competition owing to increased capacity of reinsurers offering property catastrophe coverage; (v) the effect of competition on market trends and pricing; (vi) loss of our non-admitted status in United States jurisdictions or the passage of federal or state legislation subjecting us to supervision or regulation in the United States; (vii) challenges by insurance regulators in the United States to our claim of exemption from insurance regulation under current laws; (viii) a contention by the United States Internal Revenue Service that we are engaged in the conduct of a trade or business within the United States; (ix) loss of services of any one of our executive officers; (x) changes in interest rates and/or equity values in the United States of America and elsewhere; or (xi) changes in exchange rates and greater than expected currency exposure.

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

Overview

We provide property catastrophe reinsurance and, to a limited extent, property-per-risk excess, aviation (including satellite) and other short-tail reinsurance on a worldwide basis. During 2006, approximately 83% of our gross premiums written, excluding reinstatement premiums, covered property catastrophe reinsurance risks. We believe that by showing gross premiums excluding reinstatement premiums, the comparison of underlying business can be more meaningfully interpreted. Property catastrophe reinsurance covers unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters. The substantial majority of the reinsurance written by IPCRe has been, and continues to be, written on an excess of loss basis for primary insurers rather than reinsurers, and is subject to aggregate limits on exposure to losses. During 2006, we had approximately 249 clients from whom we received either annual/deposit or adjustment premiums, including many of the leading insurance companies around the world. In 2006, approximately 40% of those clients were based in the United States, and approximately 49% of gross premiums written, excluding reinstatement premiums, related primarily to U.S. risks. Our non-U.S. clients and covered risks are located principally in Europe, Japan, Australia and New Zealand. During 2006, no single ceding insurer accounted for more than 3.4% of our gross premiums written, excluding reinstatement premiums. At

December 31, 2006, IPC Holdings had total shareholders’ equity of $1,991 million and total assets of $2,645 million.

In response to a severe imbalance between the global supply of and demand for property catastrophe reinsurance that developed in the period from 1989 through 1993, IPC Holdings and its wholly-owned subsidiary, IPCRe were formed as Bermuda companies and commenced operations in June 1993 through the sponsorship of American International Group, Inc. (“AIG”). Since our formation, subsidiaries of AIG have provided administrative, investment management and custodial services to us, and until December 31, 2005, the Chairman of the Boards of Directors of IPC Holdings, IPCRe and IPCRe Underwriting Services Limited (“IPCUSL”) a subsidiary of IPC Holdings, incorporated in Bermuda, was also a director and officer of various subsidiaries and affiliates of AIG. Since January 1, 2006 one of the directors of IPC Holdings, IPCRe and IPCUSL, is also the president and chief executive officer of American International Company, Ltd. (“AICL”), an indirect, wholly-owned subsidiary of AIG. On August 15, 2006 AIG sold its entire shareholding in an underwritten public offering. As from August 15, 2006 AIG no longer has any ownership interest in the Company. See “Item 13. Certain Relationships and Related Transactions.”

IPC Holdings’ common shares are quoted on the Nasdaq National Market under the ticker symbol “IPCR”.

IPCRe Europe Limited, a subsidiary of IPCRe incorporated in Ireland, underwrites select reinsurance business, primarily in Europe. Currently, IPCRe Europe retrocedes 90% of the business it underwrites to IPCRe.

Internet Address:  Our Internet address is www.ipcre.bm and the investor relations section of our web site is located at www.ipcre.bm/financials/quarterly-index.html. We make available free of charge, through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Recent Industry and Legislative Developments

During 2004 and 2005, the combined insured property losses from all catastrophic events set new consecutive annual records. Events in 2004 included the four hurricanes that made landfall in Florida and affected other parts of the south-eastern United States and the Caribbean in the third quarter, and a record number of typhoons which made landfall in Japan, several of which resulted in significant insured losses. Published estimates of the aggregated industry losses from these third-quarter 2004 events range from $30 billion to $35 billion. During 2005, there was a record number (27) of named storms in the north Atlantic, including hurricanes Katrina, Rita and Wilma. In addition, cyclone Erwin affected parts of northern Europe in January 2005 and floods impacted parts of central Europe in August 2005. Hurricane Katrina and the flooding that subsequently affected New Orleans and other parts of Louisiana are estimated to have resulted in the largest amount of insured losses from associated events. Published estimates of the aggregated industry losses from 2005 events range from $60 billion to $80 billion.

The impact of the magnitude of these events on the insurance and reinsurance industry has been multi-faceted. Pressure on the amount of reinsurance capacity available has not only resulted from the significant financial impact of these events on companies’ operating results and shareholders’ equity (or “policyholder surplus” in mutual companies), but also because of changes in rating agency requirements in respect of insurance/reinsurance companies’ capital levels and the amount of their aggregate exposures. In response to these new requirements, as well as to meet anticipated increased demand, many companies, including ourselves, raised capital, to at least replenish what had been lost as a result of the catastrophes in 2005. In addition, in an effort to reduce exposures, many insurance companies have sought to buy more reinsurance, including property catastrophe reinsurance. In some cases, where traditional reinsurance capacity has not been either sufficient or available to meet these new demands, some insurance companies have used alternative solutions, such as risk securitizations. Similarly, reinsurance companies have also sought to reduce their exposures, partly as a result of pressure from rating agencies. However, the amount of retrocessional (reinsurance protection for reinsurance companies) capacity has been significantly reduced, and the price of the capacity that is available is very high. In response to this situation, capital market participants, including hedge funds, have established vehicles to provide reinsurance companies with retrocessional support. In some cases, these new vehicles have entered into agency relationships with the reinsurance companies that they provide coverage for, such that the reinsurance company can also write third party retrocessional business on their behalf. These vehicles have become commonly known as “sidecars”. Furthermore, in late 2005 and through 2006, there have been a number of new reinsurance companies which have formed in Bermuda and elsewhere, to meet the anticipated increase in demand for reinsurance coverage, including property catastrophe reinsurance.

Despite the level of catastrophe activity in 2004, pricing of our business renewing in the first half of 2005 was generally flat or with modest declines of around 5% for contracts that had not incurred any losses, while loss- impacted contracts had increases of between 10% and 25%. Renewals of contracts with U.S. cedants from July 1, 2005 onwards saw the return of modest increases in premium rates, generally as a result of additional development of claims from events in the third quarter of 2004. For business renewing January 1, 2006 the unprecedented level of insured losses from events which occurred in the second half of 2005 resulted in significant increases in pricing for U.S. cedents, especially for contracts with coastal exposures. Generally, renewals of contracts with U.S. cedants that had not had claims arising from events in 2004 or 2005 saw price increases in the range of 10% to 25%, while contracts that had incurred losses in 2005 saw increases of between 50% and 100%, or more, and other improved terms and conditions. As 2006 progressed, a number of reinsurance companies recognized increased losses arising from hurricanes Katrina, Rita and Wilma, some to the extent of having to cease active underwriting operations. Several of these companies had previously written a significant proportion of their business providing retrocessional coverage to reinsurance companies. Because of this additional pressure on market capacity, as well as the increased impact of rating agency requirements, pricing for business renewing at April 1, June 1 and July 1, 2006 saw even greater increases than those experienced at January 1, 2006. Because of the lack of significant catastrophe activity during 2006, many reinsurance companies have generated considerable earnings, which has allowed them to offer more capacity at January 1, 2007. In addition, some of the reinsurance companies formed in late 2005 and early 2006 now have more established underwriting teams, and have been more active in seeking and quoting terms and conditions for new business than in early 2006. As a result of these factors, pricing of January 1, 2007 renewals for U.S. business, while up 15-20% over January 2006 renewals, did not reach the level of pricing seen in the middle of 2006. In the event that there are no significant catastrophes in the United States during 2007, it is anticipated that pricing for subsequent renewals may decrease between 5% and 10%.

As a result of the terrorist acts of September 11, 2001, for renewals in the period 2002 to 2006 the coverage of claims that are the result of “terrorist acts” was generally excluded from property catastrophe reinsurance contracts covering large commercial risks, but not excluded for personal lines or other coverages except where caused by nuclear, biological or chemical means. During the period 2002 to 2006, IPCRe participated in a number of underwriting pools which cover property losses arising from terrorist acts as a separate hazard.

On November 26, 2002, the Terrorism Risk Insurance Act of 2002 (“TRIA”) was signed into law. It expired at the end of 2005, but was renewed in modified form for 2006 and 2007. TRIA, which does not apply to reinsurance companies such as IPCRe, establishes a temporary federal program which requires U.S. insurers and other insurers to offer coverage in their commercial property and casualty policies for losses resulting from terrorists’ acts committed by foreign persons or interests in the United States or with respect to specified U.S. air carriers, vessels or missions abroad. The coverage offered may not differ materially from the terms, amounts and other coverage limitations applicable to other policy coverages. Generally, insurers will pay all losses resulting from a covered terrorist act to policyholders, retaining a defined “deductible” and a percentage of losses above the deductible. In its revised form, the insurers’ deductible level was 17.5% in 2006 and is 20% in 2007. The federal government will reimburse insurers for 90% of losses above the deductible and, under certain circumstances, the federal government will require insurers to levy surcharges on policyholders to recoup for the federal government its reimbursements paid. The trigger for federal outlays was $50 million in 2006 and is $100 million in 2007.

As a result of TRIA, our participation in coverage for terrorism within the United States declined from 2003 onwards. We have continued to exclude losses resulting from terrorist acts, as defined in this legislation, from U.S. property catastrophe contracts covering large commercial risks incepting January 1, 2007.

On January 22, 2007 Florida legislators passed a bill aimed at reducing hurricane-related insurance costs for Florida homeowners and businesses. This legislation makes significant changes to the Florida Hurricane Catastrophe Fund (“FHCF”) and the Citizens Property Insurance Corporation (“Citizens”). The FHCF and Citizens were both formed in late 1992, following hurricane Andrew, to ensure the continuing provision of insurance in the state. FHCF was formed to provide reinsurance to insurers, and Citizens was created as a state-run insurer of last resort. Prior to the legislative changes passed in January 2007, FHCF provided coverage for 90% of aggregate industry losses in excess of $6 billion, up to an amount of $24 billion. As a result of the legislative changes, coverage is now being offered for aggregate industry losses in excess of $3 billion, up to an amount of $40 billion. Rates charged by FHCF for such reinsurance protection are significantly lower than can be obtained in the general reinsurance market. Furthermore, insurance companies that buy reinsurance protection from the general reinsurance market are not permitted to pass on the additional cost excess of the cost of protection offered by FHCF, to their customers. There are also a number of other changes impacting the way in which insurers will be able to do business in Florida, and the prices that they can charge for the coverage provided. Taken in aggregate, this legislation has potentially far-reaching implications for both insurers and reinsurers providing coverage in Florida. Some commentators believe that this will result in insurers buying significantly less coverage from the general reinsurance market, which in turn will offer its capacity in other parts of the United States, possibly resulting in downward pressure on pricing as a result of the increased competition. With one exception, IPCRe’s coverage for Florida risks generally does not emanate from Florida-based insurance companies who only operate in that state, but results from the reinsurance of the larger U.S.-based insurance companies, such as Chubb, Hartford, Zurich, AIG and others, who operate throughout the United States and elsewhere. Currently, such companies mostly buy catastrophe reinsurance protection for their entire U.S. nationwide portfolio, for all perils, rather than for specific perils in single states or zones. It is not currently known whether the new legislation will result in changes in the buying habits of our clients and whether it will result in a reduction in the amount of premium IPCRe receives from these clients.

Business Strategy

Our principal strategy is to provide property catastrophe excess of loss reinsurance programs to a geographically diverse, worldwide clientele of primary insurers with whom we maintain long-term relationships. Under excess of loss contracts, we begin paying losses when our customers’ claims from a particular catastrophic event exceed a specified amount (known as an attachment point), and our maximum liability is capped at an amount specified in our reinsurance contracts. To a lesser extent, we also seek to provide these clients with other excess of loss short-tail reinsurance products. On a limited basis, we provide similar reinsurance programs and products to reinsurers. We periodically consider underwriting, and occasionally do underwrite additional lines of property/casualty coverage, including on a non-excess of loss basis, provided losses can be limited in a manner comparable to that described below.

The primary elements of our strategy include:

Disciplined Risk Management.  We seek to limit and diversify our loss exposure through six principal mechanisms: (i) writing substantially all of our premiums on an excess of loss basis and this basis limits our ultimate exposure per contract and permits us to determine and monitor our aggregate loss exposure; (ii) adhering to maximum limitations on reinsurance accepted in defined geographical zones; (iii) limiting program size for each client in order to achieve diversity within and across geographical zones; (iv) administering risk management controls appropriately weighted with our modeling techniques, as well as our assessment of qualitative factors (such as the quality of the cedant’s management and capital and risk management strategy); (v) utilizing a range of attachment points for any given program in order to balance the risks assumed with the premiums written; and (vi) prudent underwriting of each program written. We decline to renew existing business if the terms were unfavorable or if the exposure would violate any of these limitations. We utilize a limited amount of retrocessional protection. Therefore, we retain most of the risk in the reinsurance contracts we write and pay a relatively small amount in retrocession premiums.

Capital-Based Exposure Limits.  Each year, we establish maximum limitations on reinsurance accepted in defined geographic zones on the basis of, and as a proportion of, shareholders’ equity.

Client Selection and Profile.  We believe that establishing long-term relationships with insurers who have sound capital and risk management strategies is key to creating long-term value for our shareholders. We have successfully attracted customers that are generally sophisticated, long-established insurers who desire the assurance not only that claims will be paid, but that reinsurance will continue to be available after claims have been paid. We believe our financial stability, ratings from Standard & Poor’s (“S & P”) and A.M. Best Company (“A.M. Best”) and maintaining optimum levels of capital are essential for creating and maintaining these long-term relationships.

Capital Management and Shareholder Returns.  We manage our capital relative to our risk exposure in an effort to maximize sustainable long-term growth in shareholder value, while recognizing that catastrophic losses will adversely impact short-term financial results from time to time. We seek to optimize IPC’s capital to protect it from major catastrophes, to ensure ongoing customer relationships and to support premium growth opportunities, when beneficial.

Disciplined Investment Management.  In light of the risks of our underwriting business, our primary investment strategy is capital preservation. Current investment guidelines permit investments in equities up to a maximum of 20% of the total portfolio, up to 7.5% in hedge funds and our fixed maturity investments are substantially limited to the top three investment grades or the equivalent thereof, at the time of purchase. At December 31, 2006 our equity and hedge fund investments consisted of four managed funds: a U.S. futures fund, which aims for returns similar to those of the S & P 500 Index, a fund of hedge funds, a north American equity fund and a global equity fund. The last three funds are managed by a subsidiary of AIG. These investments represented 23.2% of the total fair value of our investment portfolio on December 31, 2006. On that date, 77.7% of our fixed maturity investments consisted of cash and cash equivalents, U.S. Treasuries or other government agency issues and investments with an AAA or AA rating.

Business

General.  We provide treaty reinsurance principally to insurers of personal and commercial property worldwide. Treaty reinsurance is reinsurance of a specified type or category of risk defined in a contract. As described below, we write most reinsurance on an excess of loss basis. Most of our policies are limited to losses occurring during the policy term. Our property catastrophe reinsurance coverages, which accounted for 83% of our gross premiums written, excluding reinstatement premiums, during 2006, are generally “all-risk” in nature, subject to various policy exclusions. Our predominant exposure under such coverages is to property damage from unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes and volcanic eruptions, although we are also exposed to losses from sources as diverse as freezes, riots, floods, industrial explosions, fires, and other man-made or natural disasters. The balance of premiums written is derived from aviation (including satellite), property-per-risk excess of loss and other short-tail reinsurance. In accordance with market practice, our property catastrophe reinsurance coverage generally excludes certain risks such as war, pollution, nuclear contamination and radiation. During the five year period from 2002 to 2006, IPCRe has participated in a number of underwriting pools which cover property losses arising from terrorist acts as a separate hazard.

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

Excess of Loss Reinsurance Contracts.  Our policy is to write substantially all of our business on an excess of loss basis. Such contracts provide a defined limit of liability, permitting us to quantify our aggregate maximum loss exposure. By contrast, maximum liability under pro rata contracts is more difficult to quantify precisely. Quantification of loss exposure is fundamental to our ability to manage our loss exposure through geographical zone limits and the program limits described below. Excess of loss contracts also help us to control our underwriting results by increasing our flexibility to determine premiums for reinsurance at specific retention levels, based upon our own underwriting assumptions, and independent of the premiums charged by primary insurers. In addition, because primary insurers typically retain a larger loss exposure under excess of loss contracts, they have a greater incentive to underwrite risks in a prudent manner. Our clients generally purchase their excess of loss protection in defined layers, with each layer having a specified aggregate limit of liability. We also control our underwriting results by assessing the premiums versus exposure for each individual layer and offering our capacity accordingly.

In addition, we diversify our risk by, to a limited extent, writing other short-tail coverages, including risk excess of loss, aviation (including satellite), and other lines, including marine, and kidnap and ransom and related exposures.

The following table sets out our gross premiums written, excluding reinstatement premiums, by type of reinsurance.

	Year Ended December 31,
	2006		2005		2004
		Percentage		Percentage		Percentage
		of		of		of
Type of Reinsurance	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
Assumed	Written	Written	Written	Written	Written	Written
	(In thousands)		(In thousands)		(In thousands)

Catastrophe excess of loss	$349,861	82.7%	$285,264	83.1%	$291,087	84.2%
Risk excess of loss	11,289	2.7%	10,040	2.9%	9,851	2.8%
Retrocessional reinsurance	44,576	10.5%	26,458	7.7%	20,552	5.9%
Aviation	7,833	1.8%	9,618	2.8%	15,099	4.4%
Other	9,579	2.3%	11,858	3.5%	9,313	2.7%

Total	$423,138	100.0%	$343,238	100.0%	$345,902	100.0%

For more detailed information on our income (loss) and total assets, we refer to the financial statements filed under Item 8 of this Annual Report on Form 10-K.

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

Aviation Reinsurance.  We also write a small amount of short-tail aviation reinsurance on proportional and excess of loss bases. Although they primarily involve property damage, certain aviation risks may involve casualty coverage arising from the same event causing the property damage. In 2006, this includes business written in two pro rata satellite contracts, where the underlying insurance is written on an excess of loss basis.

Other Lines of Business.  Other lines include a quota share of kidnap and ransom and related exposures; excess of loss and a quota share of medical expense coverage (not renewed in 2005 and 2006), some marine excess of loss contracts and some miscellaneous property covers, on both a pro rata and excess of loss basis.

Policy Features.  Historically, our policies have been written for a one-year period, and generally without experience-based adjustments. Commencing in the second quarter of 1999, we declined renewals and submissions of new business which were on a multi-year basis, because of the general inadequacy of market pricing. In addition, during the same period, the industry offered a variety of experience-based incentives such as “no claims” bonuses and profit commissions. A proportion of our policies included some or all of these incentives, but we have generally declined to accept such terms during the past five years. Because of the improvements in terms and conditions that have taken place since 2002, we will consider writing business on a multi-year basis.

Underwriting Services.  Beginning on December 1, 2001, IPCUSL commenced providing underwriting services to Allied World Assurance Company, Ltd. (“AWAC”), a multi-line insurance and reinsurance company in which AIG owned a 23.3% ownership interest. (See “Item 13. Certain Relationships and Related Transactions”, and Note 8 to the Consolidated Financial Statements — Related Party Transactions.) On December 5, 2006, IPCUSL and AWAC executed an amendment to the Underwriting Agency agreement, terminating the arrangement, effective November 30, 2006. IPCUSL will continue to service business it bound on AWAC’s behalf, until November 30, 2009, and will receive an early termination fee of $400 thousand, as well as any agency commissions due under the agreement for any and all business bound on AWAC’s behalf prior to November 30, 2006.

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

The predetermined levels are established annually on the basis of, and as a proportion of, shareholders’ equity. If a proposed reinsurance program would cause the limit then in effect to be exceeded, the program would be declined, regardless of its desirability, unless we utilize retrocessional coverage (i.e., IPC purchasing reinsurance, such as our proportional reinsurance facilities discussed in “Retrocessional Reinsurance Purchased” below), thereby reducing the net aggregate exposure to the maximum limit permitted, or less. If we were to suffer a net financial loss in any fiscal year, thus reducing shareholders’ equity, the limits per zone would be reduced in the next year, with the possible effect that we would thereafter reduce existing business in a zone exceeding such limit. During 2006, we reduced the maximum limit of exposure per geographic zone, as we sought to implement a number of risk management policies following the losses we incurred as a result of hurricane Katrina.

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

	Year Ended December 31,
	2006		2005		2004
		Percentage		Percentage		Percentage
		of		of		of
Geographic	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
Area(1)	Written	Written	Written	Written	Written	Written
	(In thousands)		(In thousands)		(In thousands)

United States	$205,866	48.7%	$136,331	39.7%	$130,327	37.7%
Worldwide(2)	58,293	13.8%	66,260	19.3%	56,115	16.2%
Worldwide (excluding the U.S.)(3)	9,106	2.1%	5,419	1.6%	7,082	2.1%
Europe	107,920	25.5%	94,183	27.4%	108,377	31.3%
Japan	22,907	5.4%	24,395	7.1%	20,439	5.9%
Australia and New Zealand	15,595	3.7%	14,647	4.3%	20,418	5.9%
Other	3,451	0.8%	2,003	0.6%	3,144	0.9%

Total	$423,138	100.0%	$343,238	100.0%	$345,902	100.0%

Notes:

(1)	Except as otherwise noted, each of these categories includes contracts that cover risks primarily located in the designated geographic area.

(2)	Includes contracts that cover risks primarily in two or more geographic zones, including the United States.

(3)	Includes contracts that cover risks primarily in two or more geographic zones, excluding the United States.

The following table sets out our gross aggregate in-force liability allocated to various zones of coverage exposure at January 1, 2007, 2006 and 2005. Our aggregate limits will be reduced to the extent that business is ceded to our reinsurance facilities (see “Retrocessional Reinsurance Purchased” below).

	Aggregate Limit of Liability at January 1,
Geographic Area	2007	2006	2005
	(In thousands)	(In thousands)	(In thousands)

United States
New England	$1,170,011	$1,062,731	$1,087,617
Atlantic	1,168,499	1,084,192	1,098,190
Gulf	1,082,124	1,040,028	1,053,427
North Central	1,124,824	1,050,960	1,075,801
Mid West	1,087,171	1,015,877	1,034,271
West	1,113,517	1,029,394	1,048,816
Alaska	944,022	719,948	669,674
Hawaii	909,927	645,433	601,819
Total United States(1)	1,247,219	1,215,760	1,301,813
Canada	396,461	202,807	216,977
Worldwide(2)	39,000	261,541	272,039
Worldwide (excluding the U.S.)(3)	29,065	68,388	81,417
Northern Europe	970,220	1,055,449	992,525
Japan	315,925	291,190	275,210
Australia and New Zealand	326,535	309,225	312,950

Notes:

(1)	The United States in aggregate is not a zone. The degree of “double-counting” in the 8 U.S. zones is illustrated by the relation of the aggregate in-force limit of liability for the United States compared to the individual limits of liability in the 8 zones.

(2)	Includes contracts that cover risks primarily in two or more geographic zones, including the United States.

(3)	Includes contracts that cover risks primarily in two or more geographic zones, excluding the United States.

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

Underwriting and Program Limits

In addition to geographic zones, we seek to limit our overall exposure to risk by pursuing a disciplined underwriting strategy which limits the amount of reinsurance we will supply in accordance with a particular program or contract, so as to achieve diversification within and across geographical zones. Commencing January 2004 and continued in 2005, the maximum exposure was generally limited to $60 million per program and to $10 million per contract. During 2006, we reduced the program limit to $50 million, as we sought to implement a number of risk management policies following the losses we incurred as a result of hurricane Katrina. Under the authority of the Chief Executive Officer, we have exceeded these limits in a small number of instances. We also attempt to distribute our exposure across a range of attachment points, i.e., the amount of claims that have to be borne by the ceding insurer before our reinsurance coverage applies. Attachment points vary and are based upon our assessment of the ceding insurer’s market share of property perils in any given geographic zone to which the contract relates, as well as the capital needs of the ceding insurer.

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

Retrocessional Reinsurance Purchased

Effective January 1, 1999, we arranged a proportional reinsurance facility covering property catastrophe business written by IPCRe. For the five year period to December 31, 2004, the facility provided coverage of up to

$50 million in each of at least 5 named zones, and potentially other zones of our choosing, provided that the risks in those zones do not accumulate with those in the named zones. The United States and the Caribbean are excluded zones. The named zones are the United Kingdom; Europe (excluding the U.K.); Australia / New Zealand; Japan and Other. Effective January 1, 2005, the facility provided coverage of up to $75 million in each of the named zones, with the exception of Europe (excluding the U.K.), where the coverage remained limited to $50 million. Effective January 1, 2006, the facility provided coverage of up to $75 million in each of the named zones. Business ceded to the facility is solely at our discretion. Within these limitations, we may designate the treaties to be included in the facility, subject to IPCRe retaining at least 50% of the risk. The premium ceded is pro rata, less brokerage, taxes and an override commission. A subsidiary of AIG, as a participating reinsurer, has 10% participation on a direct basis. Most reinsurers participating in the facility have financial strength ratings issued by S & P and/or A.M. Best of A or above, and the minimum rating is A- at the time of acceptance. This facility has been renewed annually and the bound participation has varied between 92.0%, and 37.0%. Participation in 2006 was 60.5% and IPCRe participates on the balance. The bound participation for 2007 is 45.0% and the limits of the treaty remain unchanged, with the exception of the U.K., where the expiring limit of $75 million has been increased to $100 million.

Effective January 1, 2002 we arranged a Property Catastrophe Excess of Loss reinsurance facility in respect of certain property business written by IPCRe. This facility covers first losses only for the business ceded to this facility and all subsequent reinstatement premiums, and further events in that year are retained by IPCRe. Business ceded to this facility includes worldwide business excluding the United States and Canada. IPCRe originally ceded $15 million ultimate net loss in the aggregate per contract year to the facility. IPCRe’s retention is $10 thousand in the aggregate. This facility was renewed at January 1, 2003, 2004 and 2005 with a reinsurer whose rating is AA-. Under the terms of the treaty for 2003, coverage was $30 million excess of $10 thousand in the aggregate, and for 2004 and 2005 this was increased to $50 million excess of $10 thousand in the aggregate. For 2006 this was decreased to $30 million excess of $10 thousand in the aggregate. At January 1, 2007 the facility has been renewed with the same terms as the expiring contract.

Marketing

Our customers generally are sophisticated, long-established insurers who understand the risks involved and who desire the assurance not only that claims will be paid but that reinsurance will continue to be available after claims are paid. Catastrophic losses can be expected to affect financial results adversely from time to time, and we believe that financial stability, ratings and optimization of capital (as well as service and innovation) are essential for creating long-term relationships with clients, and that such relationships are key to creating long-term value for the Company and our shareholders. During 2006, no single ceding insurer accounted for more than 3.4% of our gross premiums written, excluding reinstatement premiums.

We market our reinsurance products worldwide through non-exclusive relationships with more than 50 of the leading reinsurance brokers active in the U.S. and non-U.S. markets for property catastrophe reinsurance.

Based on premiums written during the year ended December 31, 2006, the four broker groups from which we derived the largest portions of our business in 2006 (with the approximate percentage of our premium volume derived from such group, excluding reinstatement premiums) are Marsh & McLennan Companies, Inc. (30.3%), Aon Corp. and affiliates (27.7%), Willis Group (16.4%), and Benfield Group (12%). For the years ended December 31, 2005 and 2004, respectively, the approximate percentages on a comparative basis were: Marsh — 34.3% and 32.2%; Aon — 28.5% and 32.6%; Willis — 14.6% and 12.8%; and Benfield — 9.4% and 9.4%. During the year ended December 31, 2006, we had in force reinsurance contracts with only thirteen ceding companies which were not derived from a reinsurance broker; otherwise, our products are marketed exclusively through brokers. All brokerage transactions are entered into on an arm’s-length basis.

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

Loss reserves represent our estimates, at a given point in time, of the ultimate settlement and administration costs of claims incurred, and it is possible that the ultimate liability may exceed or be less than such estimates. Such estimates are not precise in that, among other things, they are based on predictions of future developments and other variable factors such as inflation and currency exchange rates. During the claim settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward, and any such adjustment would affect our results of operations in the period when the adjustment is determined. Even after such adjustments, ultimate liability may materially exceed or be less than the revised estimates. In contrast to casualty losses, which frequently can be determined only through lengthy, unpredictable litigation, property losses tend to be reported promptly and settled within a shorter period of time. However, complexity resulting from problems such as multiple events affecting one geographic area and the resulting impact on claims adjusting (including allocation of claims to event and the effect of demand surge) by, and communications from, ceding companies, can cause delays in the timing with which we are notified of changes to loss estimates.

The following table presents an analysis of paid, unpaid and incurred losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses for the years indicated:

	2006	2005	2004
	(In thousands)	(In thousands)	(In thousands)

Gross loss reserves, beginning of the year	$1,072,056	$274,463	$123,320
Loss reserves recoverable, beginning of the year	(1,054)	(5,006)	(1,810)

Total net reserves, beginning of year	1,071,002	269,457	121,510

Net losses incurred related to:
Current year	24,697	1,017,495	229,112
Prior years	33,808	55,167	(13,504)

Total incurred losses	58,505	1,072,662	215,608

Net paid losses related to:
Current year	(3,248)	(96,705)	(33,967)
Prior years	(582,248)	(170,399)	(34,740)

Total paid losses	(585,496)	(276,104)	(68,707)

Effect of foreign exchange movements	2,627	(4,013)	1,046
Total net reserves, end of year	546,638	1,071,002	269,457
Loss reserves recoverable, end of year	1,989	1,054	5,006

Gross loss reserves, end of year	$548,627	$1,072,056	$274,463

Losses incurred in the year ended December 31, 2006 are predominantly due to cyclone Larry which struck Queensland, Australia and super-typhoon Shanshan, which struck Japan. Amounts recorded for these events were $13 million. Losses incurred in the year ended December 31, 2006 in respect of prior years are primarily the result of development in reserves relating to the major windstorms of 2005, primarily hurricane Wilma. In addition there were two additional losses recorded which occurred in 2005: a U.K. explosion and a train wreck and associated chemical spill which took place in South Carolina. For certain catastrophic events there is considerable uncertainty underlying the assumptions and associated estimated reserves for losses and loss adjustment expenses. Reserves are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments could require a material change in the amount estimated. However, complexity resulting from problems such as policy coverage issues, multiple events affecting one geographic area and the resulting impact on claims adjusting (including allocation of claims to event and the effect of demand surge on the cost of building materials and labour) by, and communications from, ceding companies, can cause delays to the timing with which IPCRe is notified of changes to loss estimates. In particular the estimate for hurricane Katrina has been based on industry insured loss estimates, output from industry and proprietary models, a review of contracts potentially affected by the events, information received from both clients and brokers and management judgement. It has also been assumed that underlying policy terms and conditions are upheld during the loss adjustment process. The unique circumstances and severity of this devastating catastrophe, including the extent of flooding and limited access by claims adjusters, introduce additional uncertainty to the normally difficult process of estimating catastrophe losses. This is compounded by the potential for legal and regulatory issues arising regarding the scope of coverage. Consequently, the ultimate net impact of losses from this event on the Company’s net income might differ substantially from the foregoing estimate. Such adjustments, if necessary, are reflected in results of operations in the period in which they become known.

Losses incurred in the year ended December 31, 2005 were predominantly due from hurricanes Katrina, Rita and Wilma which struck Louisiana, Texas and Florida, respectively. Losses from these events totalled $977 million. Losses incurred in the year ended December 31, 2005 in respect of prior years primarily result from development of 2004 reserves relating to three of the four hurricanes which struck Florida, two of the typhoons which struck Japan and the Indonesian tsunami.

Losses incurred in the year ended December 31, 2004 were predominantly due from the four hurricanes which struck Florida and two of the typhoons which struck Japan in the third quarter of 2004. These events totalled $224 million. Losses incurred in the year ended December 31, 2004 in respect of prior years include favourable development on 2003 losses for the May hailstorms/tornadoes, Hurricane Isabel and the California brush fires, and 2002 losses for the eastern European floods.

The following table represents the development of our GAAP balance sheet reserves for the period 1996 to 2006. This table does not present accident or policy year development data. The top line of the table shows the gross reserves for losses and loss adjustment expenses at the balance sheet date for each of the indicated years. This represents the estimated amounts of losses and loss adjustment expenses arising in the current year and all prior years that are unpaid at the balance sheet date, including IBNR reserves. The table also shows the re-estimated amount of previously recorded reserves based on experience as of each of the succeeding year. The estimate changes as more information becomes known about the frequency and severity of losses for individual years. The “cumulative redundancy (deficiency) on gross reserves” represents the aggregate change to date from the indicated estimate of the gross reserve for losses and loss adjustment expenses.

Year Ended December 31,	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
	(In millions of U.S. dollars)

Gross reserve for losses & loss adjustment expenses	28.5	27.5	52.0	111.8	60.1	162.1	119.5	123.3	274.4	1,072.1	548.6
1 year later	28.1	33.7	65.2	146.9	62.4	169.0	136.9	110.7	327.1	1,107.9
2 years later	26.1	33.3	65.2	143.1	60.3	178.1	131.0	111.1	323.9
3 years later	25.3	31.5	60.8	142.6	60.8	174.4	128.3	105.7
4 years later	24.2	29.3	60.9	143.1	60.2	172.5	124.2
5 years later	23.8	29.2	60.8	143.3	59.5	169.2
6 years later	23.6	29.3	62.2	142.6	58.5
7 years later	23.7	30.8	61.3	141.9
8 years later	23.6	30.1	61.5
9 years later	23.6	30.0
10 years later	23.6
Cumulative gross paid losses
1 year later	13.9	15.2	37.3	97.7	24.4	79.7	47.9	35.7	176.7	582.5
2 years later	18.7	23.0	50.0	116.7	39.5	115.2	75.7	59.2	229.6
3 years later	21.1	25.0	52.0	126.9	44.3	130.6	89.9	69.2
4 years later	21.3	25.8	53.6	130.6	49.4	143.5	98.0
5 years later	21.9	26.0	54.4	134.2	51.4	150.4
6 years later	22.1	26.2	56.8	136.0	52.2
7 years later	22.2	27.9	57.2	136.4
8 years later	22.3	27.9	57.3
9 years later	22.3	27.9
10 years later	22.4
Gross reserve for losses and loss adjustment expenses	28.5	27.5	52.0	111.8	60.1	162.1	119.5	123.3	274.4	1,072.1
Gross liability re-estimated	23.6	30.0	61.5	141.9	58.5	169.2	124.2	105.7	323.9	1,107.9
Cumulative redundancy (deficiency) on gross reserves	4.9	(2.5)	(9.5)	(30.1)	1.6	(7.1)	(4.7)	17.6	(49.5)	(35.8)

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” contained in the Annual Report, and the discussion on the reserve for losses and loss adjustment expenses above, for further information on the reasons for the deficiencies of 1999, 2004 and 2005.

Investments

General.  Our current investment strategy is defined primarily by the need to safeguard our capital, since we believe that the risks inherent in catastrophe reinsurance should not be augmented by a speculative investment policy. For this reason our investment policy is conservative with a strong emphasis on the quality and liquidity of investments. At December 31, 2006, other than cash, our investments consisted of fixed maturity securities, only one of which had a rating of less than A and investments in mutual funds. Corporate bonds represented 60% of total fixed maturity investments at December 31, 2006, and of these 47% were issued by non-U.S. corporations and 53% by U.S. corporations. Our investment policy also stresses diversification and at December 31, 2006 we had 104 different issuers in the portfolio with only three issuers (Kreditanstalt Fuer Wiederaufbau, European Investment Bank and Federal National Mortgage Association) that individually represented more than 5% of our portfolio. Guidelines are also set which limit permitted issuers, the amount of non-U.S. dollar denominated securities and the target duration of the portfolio.

The following table summarizes the fair value of our investments and cash and cash equivalents as of December 31, 2006 and 2005:

	December 31,
Type of Investment	2006	2005
	(In thousands)

Fixed Maturities available for sale
U.S. Government and government agencies	$281,921	$324,175
Other governments	205,963	293,961
Corporate	1,084,010	1,179,317
Supranational entities	247,667	201,153

	1,819,561	1,998,606
Equities, available for sale	577,549	530,127
Cash and cash equivalents	88,415	31,113

	$2,485,525	$2,559,846

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

Maturity and Duration of Portfolio Currently, we maintain a target modified duration for the portfolio of between 1.25 years and 5.0 years as being appropriate for the type of business being conducted, although actual maturities of individual securities vary from less than one year to a maximum of ten years for fixed maturity securities. At December 31, 2006 the fixed maturity portfolio (including cash and cash equivalents within such portfolio) had an average maturity of 3.9 years and an average modified duration of 3.2 years. We believe that, given the relatively high quality of our portfolio, adequate market liquidity exists to meet our cash demands.

The following table summarizes the fair value by maturities of our fixed maturity investment portfolio as of December 31, 2006 and 2005. For this purpose, maturities reflect contractual rights to put or call the securities; actual maturities may be longer.

	December 31,
	2006	2005
	(In thousands)

Due in one year or less	$146,864	$406,649
Due after one year through five years	1,161,390	1,293,991
Due after five years through ten years	511,307	297,966

	$1,819,561	$1,998,606

Quality of Debt Securities in Portfolio.  Our investment guidelines stipulate that a majority of the securities be AAA and AA rated, although a select number of lesser rated issues are permitted. The primary rating source is Moody’s Investors Service Inc. (“Moody’s”). When no Moody’s rating is available, S & P ratings are used and where split-ratings exist, the higher of Moody’s and S & P is used.

The following table summarizes the composition of the fair value of all cash and fixed maturity investments by rating:

	December 31,
	2006	2005

Cash and cash equivalents	4.6%	1.5%
U.S. Government and government agencies	14.8%	16.0%
AAA	35.2%	32.3%
AA	23.1%	29.5%
A	21.8%	20.2%
BBB	0.5%	0.5%

	100%	100.0%

There are no delinquent securities in our investment portfolio.

Equities.  Our investments in equities mostly comprise holdings of units in three mutual funds and the fund of hedge funds described below. The AIG Global Equity Fund is incorporated in Ireland, managed by AIG Global Investment Fund Management Limited and invests predominantly in large capitalized companies operating in diverse sectors of global equity markets. The AIG American Equity Fund is also incorporated in Ireland, managed by AIG Global Investment Fund Management Limited and invests predominantly in large capitalized companies operating in diverse sectors of North America. During the year, we sold $41 million from our investment in the Global Equity Fund and we invested a further $21 million in the American Equity Fund. In June 2006, we sold our investment in an equity fund with attributes similar to those of the S & P 500 Index, realizing a $28 million gain. The proceeds were used to invest $94 million in the Vanguard US Futures Fund, an Ireland-based fund with similar attributes. Any dividends received from these funds are reinvested in the respective fund.

On January 2, 2004, we invested an initial $75 million in the AIG Select Hedge Fund, a limited company incorporated in the Cayman Islands, managed by a subsidiary of AIG, which invests in a number of hedge funds, typically 30 to 40, managed by unrelated parties, with a variety of investment strategies. The purpose of this investment is to provide additional diversification of our portfolio as a whole, and to potentially improve overall yield. Any dividends received are reinvested in the fund.

Real Estate.  Our portfolio does not contain any direct investments in real estate or mortgage loans.

Foreign Currency Exposure.  At December 31, 2006 and 2005, all of our fixed maturity investments were in securities denominated in U.S. dollars. We also have an Australian dollar time deposit in the amount of approximately U.S. $1.0 million (equivalent). The investment guidelines permit up to 20% of the portfolio to be invested in non-U.S. dollar securities. However, from inception, such investments have been made infrequently and for the purpose of improving overall portfolio yield. When we do hold non-U.S. dollar denominated securities, we have entered and may enter into forward foreign exchange contracts for purposes of hedging our non-U.S. dollar denominated investment portfolio. In addition, in the event that loss payments must be made in currencies other than the U.S. dollar, in some cases we will match the liability with assets denominated in the same currency, thus mitigating the effect of exchange rate movements on the balance sheet. To date, this strategy has been used on three occasions. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosure about Market Risk”, contained in the Annual Report.

Derivatives.  Our investment policy guidelines provide that financial futures and options and foreign exchange contracts may not be used in a speculative manner but may be used, subject to certain numerical limits, as part of a defensive strategy to protect the market value of the portfolio. No direct investments were made in derivative instruments during 2006, and there were no open positions at December 31, 2006.

Investment Advisory and Custodial Services.  Investment advisory and custodial services are provided to us by subsidiaries of AIG. See “Item 13. Certain Relationships and Related Transactions”.

Competition

The property catastrophe reinsurance industry is highly competitive. We compete, and will continue to compete, with insurers and property catastrophe reinsurers worldwide, many of which have greater financial, marketing and management resources than we do. Some of our competitors are large financial institutions who have reinsurance divisions, while others are specialty reinsurance companies. In total, there are several hundred companies writing reinsurance of different types, including property catastrophe. Our main competition in the industry comes from multi-line insurance and reinsurance providers that write catastrophe-based products as part of a larger portfolio. Our major competitors include companies based in the United States, Europe and Bermuda. Though all of these companies offer property catastrophe reinsurance, in many cases it accounts for a small percentage of their total portfolio. In response to a reduction in market capacity and perceived increase in demand, during the fourth quarter of 2005, with similarity to the fourth quarter of 2001, a number of new insurance and reinsurance companies were formed in Bermuda and elsewhere, most of which write property catastrophe reinsurance as part of their larger portfolio. Also, several of our existing competitors have raised additional capital, or may have plans to do so. In addition, there may continue to be established companies or new companies of which we are not aware that may be planning to enter the property catastrophe reinsurance market or existing reinsurers that may be planning to commit capital to this market. Competition in the types of reinsurance business that we underwrite is based on many factors, including premium charges and other terms and conditions offered, services provided, ratings assigned by independent rating agencies, speed of claims payment, claims experience, perceived financial strength, the length of relationships with clients and brokers, and experience and reputation of the reinsurer in the line of reinsurance to be written. Many of the reinsurers who have entered the Bermuda-based and other reinsurance markets have or could have more capital than us. No assurance can be given as to what impact this additional capital will ultimately have on terms or conditions of the reinsurance contracts of the types written by us.

In addition, over the last few years capital market participants, including exchanges and financial intermediaries, have developed financial products such as risk securitizations, intended to compete with traditional reinsurance, the usage of which has grown in volume. Further, the tax policy of the countries in which our clients operate can affect the demand for reinsurance. We are also aware of initiatives by capital market participants to produce additional alternative products that may compete with the existing catastrophe reinsurance markets. This includes the recent entrance of several reinsurance vehicles (sidecars) funded by hedge funds, to write various types of reinsurance, including catastrophe business. We are unable to predict the extent to which any of the foregoing new, proposed or potential initiatives may affect the demand for our products or the risks which may be available for us to consider underwriting.

In September 1996, IPCRe was rated by A.M. Best, who gave it an initial rating of A+ (Superior). This rating was extended to IPCRe Europe in 1999, and was affirmed by A.M. Best in all subsequent years, until November 2005, when the rating was lowered to A (Excellent), 3rd highest of 15 rating levels. In July 1997 S & P assigned financial strength and counter-party credit ratings of A+ (Strong), which were also extended to IPCRe Europe in 1999 and affirmed in all subsequent years until November 2005, when it was also lowered to A, (Strong), 6th highest of 18 rating levels. Both ratings were affirmed during 2006. Such ratings are based on factors of concern to cedants and brokers and are not directed toward the protection of investors. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell such securities. While we believe that IPCRe’s current ratings are of benefit, some of our principal competitors have a rating equal to or greater than that of IPCRe. Insurance ratings are one factor used by brokers and cedants as a means of assessing the financial strength and quality of reinsurers. In addition, a cedant’s own rating may be adversely affected by the rating of its reinsurer(s).

IPCRe is not licensed or admitted as an insurer in any jurisdiction in the United States and, consequently, must generally post letters of credit or other security to cover loss reserves of, or unearned premiums with respect to, ceding insurers in the United States to enable such insurers to obtain favorable regulatory capital treatment of their reinsurance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”, contained in the Annual Report.

Employees

As of February 27, 2007, we employed twenty-eight people on a full-time basis including our Chief Executive Officer, Chief Financial Officer and four underwriters. During the year ended December 31, 2006, the headcount increased from sixteen to twenty-eight because some of the personnel and services that were previously provided under the Administrative Services Agreement were brought in-house. We believe that employee relations are good. None of our employees are subject to collective bargaining agreements, and we know of no current efforts to implement such agreements at IPC.

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

Regulation

Bermuda — The Insurance Act of 1978, as amended, and Related Regulations (the “Insurance Act”).

As a holding company, IPC Holdings is not subject to Bermuda insurance regulations. The Insurance Act, which regulates the insurance business of IPCRe, provides that no person shall carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (the “Authority”), which is responsible for the day-to-day supervision of insurers. Under the Insurance Act, insurance business includes reinsurance business. The Authority, in deciding whether to grant registration, has broad discretion to act as the Authority thinks fit in the public interest. The Authority is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise to operate an insurance business. In addition, the Authority is required by the Insurance Act to determine whether a person who proposes to control 10 percent, 20 percent, 33 percent or 50 percent (as applicable) of the voting powers of a Bermuda registered insurer or its parent company is a fit and proper person to exercise such degree of control. The continued registration of an applicant as an insurer is subject to it complying with the terms of its registration and such other conditions as the Authority may impose at any time.

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

Principal Representative.  An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, the principal office of IPCRe is at our executive offices in Pembroke, Bermuda, and IPCRe’s principal representative is our President and Chief Executive Officer. Without a reason acceptable to the Authority, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days’ notice in writing to the Authority is given of the intention to do so. It is the duty of the principal representative, on reaching the view that there is a likelihood that the insurer will become insolvent or that a reportable “event” has or is believed to have occurred, to forthwith notify the Authority. Within 14 days of such notification, the principal representative must make a report in writing to the Authority setting out all the particulars of the case that are available to the principal representative. For example, the failure by the insurer to comply substantially with a condition imposed upon the insurer by the Authority relating to a solvency margin or a liquidity or other ratio would be a reportable “event”.

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

IPCRe:

(1) is required with respect to its general business, to maintain a minimum solvency margin equal to the greatest of:

(A) $100 million,

(B) 50% of net premiums written (being gross premiums written less any premiums ceded by IPCRe. IPCRe may not deduct more than 25% of gross premiums when computing net premiums written), and

(C) 15% of net losses and loss expense reserves;

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

As part of the Authority’s ongoing review of Bermuda’s insurance supervisory framework, consultations are currently underway with the Class 4 insurance sector regarding the further enhancement of the capital adequacy framework for Class 4 insurers, using a risk-based capital model. The results of the consultations may affect capital requirements in the future.

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

If it appears to the Authority that there is a risk of the insurer becoming insolvent, or that it is in breach of the Insurance Act or any conditions imposed upon its registration, the Authority may, among other things, direct the insurer: (1) not to take on any new insurance business, (2) not to vary any insurance contract if the effect would be to increase the insurer’s liabilities, (3) not to make certain investments, (4) to realize certain investments, (5) to maintain in, or transfer to the custody of a specified bank, certain assets, (6) not to declare or pay dividends or other distributions or to restrict the making of such payments, (7) to limit its premium income and/or (8) to remove a controller or officer.

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

Notification by shareholder controller of new or increased control.  Any person who, directly or indirectly, becomes a holder of at least 10 percent, 20 percent, 33 percent or 50 percent of IPC Holdings’ common shares must notify the Authority in writing within 45 days of becoming such a holder or 30 days from the date they have knowledge of having such a holding, whichever is later. The Authority may, by written notice, object to such a person if it appears to the Authority that the person is not fit and proper to be such a holder. The Authority may require the holder to reduce their holding of the common shares in IPC Holdings and direct, among other things, that voting rights attaching to such shares shall not be exercisable. A person that does not comply with such a notice or direction from the Authority will be guilty of an offence.

Objection to existing shareholder controller.  For so long as IPC Holdings has as a subsidiary an insurer registered under the Insurance Act, the Authority may at any time, by written notice, object to a person holding 10 percent or more of IPC Holdings’ common shares if it appears to the Authority that the person is not or is no longer fit and proper to be such a holder. In such a case, the Authority may require the shareholder to reduce its holding of common shares in IPC Holdings and direct, among other things, that such shareholder’s voting rights attaching to such shares shall not be exercisable. A person who does not comply with such a notice or direction from the Authority will be guilty of an offence.

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

As “exempted” companies, IPCBDA may not, without the express authorization of the Bermuda legislature or under a license granted by the Minister, participate in certain business transactions, including: (i) the acquisition or holding of land in Bermuda (except that held by way of lease or tenancy agreement which is required for its business and held for a term not exceeding 50 years, or which is used to provide accommodation or recreational facilities for their officers and employees and held with the consent of the Minister, for a term not exceeding 21 years); (ii) the taking of mortgages on land in Bermuda to secure an amount in excess of $50 thousand; or (iii) the carrying on of business of any kind in Bermuda, except in certain limited circumstances such as doing business with another exempted undertaking in furtherance of the business of IPCBDA (as the case may be) carried on outside Bermuda.

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

We believe that IPCRe does not violate insurance laws of any jurisdiction in the United States. There can be no assurance, however, that inquiries or challenges to IPCRe’s reinsurance activities will not be raised in the future. We believe that IPCRe’s manner of conducting business through our offices in Bermuda has not materially adversely affected its operations to date. There can be no assurance, however, that our location, regulatory status or restrictions on our activities resulting therefrom will not adversely affect our ability to conduct business in the future.

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

Taxation of IPCBDA.  IPCBDA are Bermuda companies, none of which file United States federal income tax returns. We believe that IPCRe operates in such a manner that it is not subject to U.S. tax (other than U.S. excise tax on reinsurance premiums and withholding tax on certain investment income from U.S. sources) because it does not engage in a trade or business in the United States. However, because definitive identification of activities which constitute being engaged in a trade or business in the United States is not provided by the U.S. Internal Revenue Code of 1986, as amended (the “Code”), or regulations or court decisions, there can be no assurance that the U.S. Internal Revenue Service (the “IRS”) will not contend that any of IPCBDA is engaged in a trade or business in the United States. If IPCRe were to qualify for benefits under the income tax treaty between the United States and Bermuda, it would only be subject to U.S. tax if it is deemed to be engaged in the conduct of a U.S. trade or business through a “permanent establishment” in the United States. Any profits attributable to such permanent establishment would be subject to U.S. tax at regular corporate rates, plus an additional 30% “branch profits” tax on such income remaining after the regular tax, in which case our earnings and shareholders’ equity could be materially adversely affected.

Currently, IPCRe pays premium excise taxes in the United States (1%), Australia (3%), and certain other jurisdictions.

Controlled Foreign Corporation Rules.  Each “United States shareholder” of a “controlled foreign corporation” (“CFC”) who owns shares in the CFC on the last day of the CFC’s taxable year must include in its gross income for United States federal income tax purposes its pro rata share of the CFC’s “subpart F income”, even if the subpart F income is not distributed. For these purposes, any U.S. person who owns, directly or indirectly through foreign persons, or is considered to own under applicable constructive ownership rules of the Code, 10% or more of the total combined voting power of all classes of stock of a foreign corporation will be considered to be a “United States shareholder”. For these purposes, applicable constructive ownership rules under the Code treat any person with a right to acquire voting shares as if such person had exercised such right, and therefore, a holder of our Series A Mandatory Convertible preferred shares will be treated for purposes of determining whether or not it is a “United States shareholder” as if it owned the common shares into which its Series A Mandatory Convertible preferred shares can be converted. In general, a foreign insurance company such as IPCRe or IPCRe Europe is treated as a CFC only if such “United States shareholders” collectively own more than 25% of the total combined voting power or total value of its stock for an uninterrupted period of 30 days or more during any tax year. Until August 15, 2006, AIG owned 24.2% of the common shares, although, pursuant to our Bye-laws, the combined voting power of these shares was limited to less than 10% of the combined voting power of all shares. Because of the dispersion of IPC Holdings’ share ownership among holders; because of the restrictions on transfer, issuance or repurchase of our shares; because under the Bye-laws no single beneficial shareholder (except for certain passive investor intermediaries) is permitted to exercise as much as 10% of the total combined voting power of IPC Holdings; and because the terms of our Series A Mandatory Convertible preferred shares prohibit any person from converting the shares in a situation where such conversion would cause any person to own (or be treated as owning under applicable provisions of the Code) 10% or more of our common shares, we believe that shareholders of IPC Holdings should not be treated as “United States shareholders” of a CFC for purposes of these rules. There can be no assurance, however, that these rules will not apply to shareholders of IPC Holdings, including as a result of their indirect ownership of the stock of IPC Holdings’ subsidiaries. If they were to apply and if you hold Series A Mandatory Convertible preferred shares, your pro rata share of our subpart F income with respect to your Series A Mandatory Convertible preferred shares in most years should not, to the extent dividends are paid quarterly, exceed the amount of dividends that have been paid to you.

All U.S. persons who might, directly or through constructive ownership, acquire 10% or more of the shares of IPC Holdings should consider the possible application of the CFC rules.

Related Person Insurance Income Rules.  If IPCRe’s related person insurance income (“RPII”) were to equal or exceed 20% of IPCRe’s gross insurance income in any taxable year, any U.S. person who owns shares directly or indirectly on the last day of the taxable year would likely be required to include in its income for U.S. federal income tax purposes its pro rata share of IPCRe’s RPII for the taxable year, determined as if such RPII were distributed proportionately to such U.S. persons at that date regardless of whether such income is actually distributed. A U.S. person’s pro rata share of IPCRe’s RPII for any taxable year, however, will not exceed its proportionate share of IPCRe’s earnings and profits for the year (as determined for U.S. federal income tax purposes). In particular, if you are a holder of our Series A Mandatory Convertible preferred shares, your share of IPCRe’s RPII with respect to your Series A Mandatory Convertible preferred shares for most years should not, to the extent dividends are paid quarterly, exceed the amount of dividends that have been paid quarterly to you. The amount of RPII earned by IPCRe (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. shareholder of IPCRe or any person related to such shareholder, including IPC Holdings) will depend on a number of factors, including the geographic distribution of IPCRe’s business and the identity of persons directly or indirectly insured or reinsured by IPCRe. Although we do not believe that the 20% threshold was met in taxable years from 1994 to 2006, some of the factors which determine the extent of RPII in any period may be beyond our control. Consequently, there can be no assurance that IPCRe’s RPII will not equal or exceed 20% of its gross insurance income in any taxable year.

The RPII rules described above may also apply to IPCRe Europe. We do not believe that U.S. persons who owned shares were required to include any amount of RPII in income for the taxable years 1998 to 2006 in respect of their indirect ownership of IPCRe Europe, but there can be no assurance that IPCRe Europe’s RPII will not equal or exceed 20% of its gross insurance income in any taxable year and/or that IPCRe Europe will have no earnings and profits (as determined for U.S. federal income tax purposes) in any taxable year.

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

Our property catastrophe reinsurance contracts cover unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots, floods and other natural or man-made disasters. We currently seek to limit our loss exposure principally by offering most of our products on an excess-of-loss basis (a basis which limits our ultimate exposure per contract and permits us to determine and monitor our aggregate loss exposure), adhering to maximum limitations on reinsurance accepted in defined geographical zones, limiting program size for each client and prudent underwriting of each program written. We cannot be certain that any of these loss limitation methods will be effective. There can be no assurance that various provisions of our policies, such as limitations or exclusions from coverage or choice of forum, will be enforceable in the manner we intended. Disputes relating to coverage or choice of legal forum may arise. Geographic zone limitations involve significant underwriting judgements, including the determination of the area of the zones and the inclusion of a particular policy within a particular zone’s limits. Underwriting is inherently a matter of judgement, involving important assumptions about matters that are inherently unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. One or more catastrophic or other events could result in claims that substantially exceed our management’s expectations, which could have a material adverse effect on our financial condition or our results of operations, possibly to the extent of eliminating our shareholders’ equity and statutory surplus or requiring us to raise additional capital on disadvantageous terms.

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

Uncertainty related to estimated losses from hurricanes Katrina, Rita and Wilma may further materially impact our financial results. As of December 31, 2006, we estimated that the ultimate aggregate losses from hurricanes Katrina, Rita and Wilma was $1,005 million. The impact of these events may materially increase as our ultimate liability is adjusted.

Based upon an analysis of the information available, as of December 31, 2006 we estimated that the ultimate aggregate losses and loss adjustment expenses from hurricanes Katrina, Rita and Wilma, were $1,005 million, compared to $977 million as of December 31, 2005. This estimated amount is based on amounts reported by ceding companies, industry insured loss estimates, output from both industry and proprietary models, including pre-event, modeled exposure data provided to us by client companies, a review of contracts potentially affected by the event, information received from both clients and brokers, and management’s estimates. We have also assumed that underlying policy terms and conditions would be upheld during the loss adjustment process.

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

Ratings are an important factor in establishing the competitive position of reinsurance companies. IPCRe and IPCRe Europe have an insurer financial strength rating of “A (Excellent; 3rd of 15 categories)” from A.M. Best and are rated “A (Strong; 6th of 18 categories)” for financial strength and counter-party credit by S & P. A.M. Best and S & P ratings reflect their opinions of a reinsurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders, but are not evaluations directed to investors in our securities and are not recommendations to buy, sell or hold our securities. Our ratings are subject to periodic review by A.M. Best and S & P, and we cannot assure you that we will be able to retain those ratings. In November 2005, as a result of the devastation brought by hurricane Katrina and the adverse effect on our financial condition, A.M. Best lowered our rating from A+ to A. Shortly thereafter, S & P also lowered their rating from A+ to A. Both of these ratings were affirmed during 2006. If these ratings are reduced from their current levels by A.M. Best and/or S & P, our competitive position in the insurance industry could suffer and it would be more difficult for us to market our products. A significant downgrade could result in a substantial loss of business as ceding companies move to other reinsurers with higher ratings, and a significant downgrade to a rating below A- by A.M. Best or S & P could trigger provisions allowing some cedants to opt to cancel their reinsurance contracts with us.

The reinsurance business is historically cyclical, and we have experienced, and can expect to experience in the future, periods with excess underwriting capacity and unfavorable premiums.

Historically, property catastrophe reinsurers have experienced significant fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic events, levels of capacity, general economic conditions and other factors. Demand for reinsurance is influenced significantly by underwriting results of primary property insurers and prevailing general economic conditions. The supply of reinsurance is related to prevailing prices, the levels of insured losses and levels of industry capital which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the reinsurance industry. As a result, the property catastrophe reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permits favourable premium levels. These cycles can be significantly affected by changes in the frequency and severity of losses suffered by insurers. We can expect to experience the effects of such cyclicality. Hurricanes Katrina, Rita and Wilma have resulted in additional capital being raised by our existing competitors and resulted in capital raising by new competitors, which may moderate premiums and/or premium increases for the reinsurance products we offer. In addition, recent legislative changes in the state of Florida will likely reduce the level of demand for reinsurance for exposures in that state from the general market, which may in turn result in an increased supply of reinsurance capacity in other U.S. geographic areas.

If IPC Holdings’ subsidiary, IPCRe, is unable to obtain the necessary credit we may not be able to offer reinsurance in the United States.

IPCRe is a registered Bermuda insurance company and is not licensed or admitted as an insurer in any jurisdiction in the United States. Because jurisdictions in the United States do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements unless security is posted, IPCRe’s reinsurance contracts with U.S. clients generally require it to post a letter of credit or provide other security to cover loss reserves to reinsureds. Currently IPCRe obtains letters of credit through bilateral facilities with two commercial banks, and a syndicated facility. In turn, IPCRe provides the banks security by giving the banks a lien over certain of IPCRe’s investments in an amount up to 118% of the aggregate letters of credit outstanding. This maximum amount available to us under our letter of credit facilities is currently $700 million. If IPCRe were unable to obtain the necessary credit, IPCRe could be limited in its ability to write business for our clients in the United States.

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

The recent legislative changes in Florida may significantly impact the insurance and reinsurance markets covering risks in that state. The insurance industry is also affected by political, judicial and legal developments that may create new and expanded theories of liability.

IPC Holdings is a holding company, and consequently, it is dependent on IPCRe’s and IPCUSL’s payments of cash dividends or making of loans.

IPC Holdings is a holding company and conducts no reinsurance operations of its own. Its cash flows are otherwise limited to distributions from IPCRe and IPCUSL by way of dividends or loans. We will rely on cash dividends or loans from IPCRe to pay cash dividends, if any, to our shareholders. The payment of dividends by IPCRe to us is limited under Bermuda law and regulations, including Bermuda insurance law. Under the Insurance Act, IPCRe is required to maintain a minimum solvency margin and a minimum liquidity ratio and is prohibited from declaring or paying any dividends if to do so would cause IPCRe to fail to meet its minimum solvency margin and minimum liquidity ratio. Under the Insurance Act, IPCRe is prohibited from paying dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files with the Bermuda Monetary Authority at least seven days before payment of such dividend an affidavit stating that the declaration of such dividends has not caused it to fail to meet its minimum solvency margin and minimum liquidity ratio. The Insurance Act also prohibits IPCRe from declaring or paying dividends without the approval of the Bermuda Monetary Authority if IPCRe failed to meet its minimum solvency margin and minimum liquidity ratio on the last day of the previous financial year. In addition, IPCRe is prohibited under the Insurance Act from reducing its opening total statutory capital by more than 15% without the approval of the Authority. The maximum dividend payable by IPCRe in accordance with the foregoing restrictions as of January 1, 2007 was approximately $495.4 million. Our $500 million credit facility, which we have entered into on April 13, 2006, also imposes limits on the ability of IPC Holdings’ subsidiaries to pay dividends. In addition, Bermuda corporate law prohibits a company from declaring or paying a dividend if there are reasonable grounds for believing that (i) the Company is, or would after the payment be, unable to pay its liabilities as they become due; or (ii) the realizable value of the Company’s assets would thereby be less than the aggregate of its liabilities, its issued share capital and its share premium accounts.

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

Neither IPC Holdings nor IPCRe is registered or licensed as an insurance company in any jurisdiction in the United States; a substantial portion of IPCRe’s premiums, however, come from, and are expected to continue to come from, ceding insurers in the United States. The insurance laws of each state in the United States regulate the sale of insurance and reinsurance within their jurisdiction by foreign insurers, such as IPCRe. IPCRe conducts its business through its offices in Bermuda and does not maintain an office, and its personnel do not solicit, advertise, settle claims or conduct other insurance activities, in the United States. Accordingly, IPCRe does not believe it is in violation of insurance laws of any jurisdiction in the United States. However we cannot be certain, that inquiries or challenges to IPCRe’s insurance activities will not be raised in the future. IPCRe believes that its manner of conducting business through its offices in Bermuda has not materially adversely affected its operations to date. However we cannot be certain, that IPCRe’s location, regulatory status or restrictions on its activities resulting therefrom will not adversely affect its ability to conduct its business in the future.

Recently, the insurance and reinsurance regulatory framework has been subject to increased scrutiny in many jurisdictions including the United States, various states within the United States, the U.K. and elsewhere. In the past, there have been Congressional and other initiatives in the United States regarding increased supervision and regulation of the insurance industry, including proposals to supervise and regulate alien reinsurers. It is not possible to predict the future impact of changing law or regulation on our operations, such changes could have a material adverse effect on us or the insurance industry in general.

In some respects, the Bermuda statutes and regulations applicable to us are less restrictive than those that would be applicable to us were we subject to the insurance laws of any state in the United States. No assurances can be given that if we were to become subject to any such laws of the United States or any state thereof at any time in the future, we would be in compliance with such laws.

We are dependent on the business provided to us by reinsurance brokers, and we may be exposed to liability for brokers’ failure to make payments to clients for their claims.

We market our reinsurance products virtually exclusively through reinsurance brokers. The reinsurance brokerage industry generally, and our sources of business specifically, are concentrated. Marsh & McLennan Companies and affiliates accounted for approximately 30%, and our four main brokers (including Marsh & McLennan Companies and affiliates) together accounted for approximately 86%, of our business based on premiums written, excluding reinstatement premiums, in the year ended December 31, 2006. Loss of all or a substantial portion of the business provided by such intermediaries could have a material adverse effect on us.

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

We currently have only 28 full-time employees and depend on a very small number of key employees for the production and servicing of almost all of our business. We rely substantially on our President and Chief Executive Officer, James P. Bryce, and our Senior Vice Presidents, Stephen F. Fallon, and Peter J.A. Cozens. We have not entered into employment contracts with our key employees, and there can be no assurance that we can retain the services of these key employees. Although we believe that we could replace key employees, we can give no assurance as to how long it would take. We do not currently maintain key man life insurance policies with respect to any of our employees.

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

Our investment portfolio consists substantially of fixed income securities and equity securities (including an investment in a fund of hedge funds). As of December 31, 2006, approximately 23% of our total investment portfolio consisted of equity investments. The fair market value of these fixed income and equity assets and the investment income from these assets fluctuate depending on general economic and market conditions. Therefore, market fluctuations and market volatility affect the value of our investments and could adversely affect the value of our portfolio and our liquidity.

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

Risks Related to Our Shares

We are a Bermuda company and it may be difficult for you to enforce judgements against us or our directors and executive officers.

We are a Bermuda exempted company. Certain of our officers and directors are residents of various jurisdictions outside the United States. All or a substantial portion of our assets and those of our officers and directors, at any one time, are or may be located in jurisdictions outside the United States. Although we have appointed an agent in New York, New York to receive service of process with respect to actions against us arising out of violations of the U.S. federal securities laws in any federal or state court in the United States relating to the transactions covered by our registration statements, it may be difficult for investors to effect service of process within the United States on our directors and officers who reside outside the United States or to enforce against us or our directors and officers judgements of U.S. courts, including judgements predicated upon civil liability provisions of the U.S. federal securities laws.

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

Our bye-laws contain a broad waiver by our shareholders of any claim or right of action, both individually and on our behalf, against any of our officers or directors. The waiver applies to any action taken by an officer or director, or the failure of an officer or director to take any action, in the performance of his or her duties, except with respect to any matter involving any willful negligence, willful default, fraud or dishonesty on the part of the officer or director. This waiver limits the right of shareholders to assert claims against our officers and directors unless the act or failure to act involves willful negligence, willful default, fraud or dishonesty.

There are limitations on the ownership, transfers and voting rights of our shares.

Under our bye-laws, our directors are required to decline to register any transfer of any shares that would result in a person (or any group of which such person is a member), beneficially owning, directly or indirectly, 10% or more of the shares. Similar restrictions apply to our ability to issue or repurchase shares. The directors also may, in their absolute discretion, decline to register the transfer of any shares if they have reason to believe (i) that the transfer may expose us, any of our subsidiaries, any shareholder or any person ceding insurance to us or any of our subsidiaries to adverse tax or regulatory treatment in any jurisdiction or (ii) that registration of the transfer under the U.S. federal securities laws or under any U.S. state securities laws or under the laws of any other jurisdiction is required and such registration has not been duly effected. These restrictions would apply to a transfer of shares even if the transfer has been executed on the Nasdaq National Market System. A transferor of shares will be deemed to remain the holder of those shares until a transfer of those shares has been registered on our Register of Members. Our bye-laws authorize our board to request information from any holder or prospective acquiror of shares as necessary to give effect to the transfer restrictions referred to above, and may decline to effect any transaction if complete and accurate information is not received as requested.

In addition, our bye-laws provide that any person (or any group of which such person is a member) holding, directly, indirectly or by attribution, or otherwise beneficially owning common shares carrying 10% or more of the total voting rights attached to all of our outstanding common shares, will have the voting rights attached to its issued common shares reduced so that it may not exercise more than approximately 9.9% of such total voting rights. Because of the attribution provisions of the Code, and the rules of the Securities and Exchange Commission (“SEC”) regarding determination of beneficial ownership, this 10%-voting power limitation may have the effect of reducing the voting rights of a shareholder whether or not such shareholder directly holds 10% or more of our common shares. Further, the directors have the authority to request from any shareholder certain information for the purpose of determining whether that shareholder’s voting rights are to be reduced. Failure to respond to such a notice, or submitting incomplete or inaccurate information, gives the directors (or their designee) discretion to disregard all votes attached to that shareholder’s common shares.

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

Shareholders’ investment could be materially adversely affected if we are deemed to be engaged in business in the United States.

IPC Holdings and IPCRe are Bermuda companies; neither company files U.S. tax returns. We believe that IPCRe operates in such a manner that it is not subject to U.S. tax (other than U.S. excise tax on reinsurance premiums and withholding tax on certain investment income from U.S. sources), because it does not engage in a trade or business in the United States. However, because definitive identification of activities which constitute being engaged in a trade or business in the United States is not provided by the Code or regulations or court decisions, there can be no assurance that the U.S. Internal Revenue Service will not contend that IPC Holdings and/or IPCRe is engaged in a trade or business in the United States. If IPC Holdings and/or IPCRe were engaged in a trade or business in the United States (and — if IPCRe were to qualify for benefits under the income tax treaty between the United States and Bermuda — such trade or business were attributable to a “permanent establishment” in the United States), IPC Holdings and/or IPCRe would be subject to U.S. tax at regular corporate rates on the income that is effectively connected with the U.S. trade or business, plus an additional 30% “branch profits” tax on such income remaining after the regular tax, in which case our earnings and shareholders’ investment could be materially adversely affected.

Currently, IPCRe pays reinsurance premium excise taxes in the United States (at a rate of 1%).

If you acquire more than 10% of our shares, CFC rules may apply to you.

Each “United States shareholder” of a CFC who owns shares in the CFC on the last day of the CFC’s taxable year must include in its gross income for United States federal income tax purposes its pro-rata share of the CFC’s “subpart F income”, even if the subpart F income is not distributed. For these purposes, any U.S. person who owns, directly or indirectly through foreign persons, or is considered to own under applicable constructive ownership rules of the Code (including by holding a security convertible into or exchangeable for our common shares), 10% or more of the total combined voting power of all classes of stock of a foreign corporation will be considered to be a “United States shareholder”. In general, a foreign insurance company such as IPCRe or IPCRe Europe is treated as a CFC only if such “United States shareholders” collectively own more than 25% of the total combined voting power or total value of its stock for an uninterrupted period of 30 days or more during the tax year. Because of the dispersion of IPC Holdings’ share ownership; because of the restrictions on transfer, issuance or repurchase of our shares; because under the Bye-laws no single beneficial shareholder (except for certain passive investor intermediaries) is permitted to exercise as much as 10% of the total combined voting power of IPC Holdings; and because the terms of our Series A Mandatory Convertible preferred shares prohibit any person from converting the shares in a situation where such conversion would cause any person to own (or be treated as owning under applicable provisions of the Code) 10% or more of our common shares, we believe that shareholders of IPC Holdings should not be treated as “United States shareholders” of a CFC for purposes of these rules. There can be no assurance, however, that these rules will not apply to shareholders of IPC Holdings, including as a result of their indirect ownership of the stock of IPC Holdings’ subsidiaries. Accordingly, U.S. persons who might, directly or through attribution, acquire 10% or more of the shares of IPC Holdings or any of its subsidiaries should consider the possible application of the CFC rules.

Under certain circumstances, you may be required to pay taxes on your pro-rata share of IPCRe’s or IPCRe Europe’s related party insurance income.

If IPCRe’s RPII were to equal or exceed 20% of IPCRe’s gross insurance income in any taxable year, any U.S. person who owns shares directly or indirectly on the last day of the taxable year would likely be required to include in its income for U.S. federal income tax purposes its pro-rata share of IPCRe’s RPII for the taxable year, determined as if such RPII were distributed proportionately to such U.S. shareholders at that date regardless of whether such income is distributed. RPII is defined in Code Section 953(c)(2) as any “insurance income” attributable to policies of insurance or reinsurance with respect to which the person (directly or indirectly) insured is a “United States shareholder” or a “related person” to such a shareholder. A U.S. shareholder’s pro-rata share of IPCRe’s RPII for any taxable year, however, will not exceed its proportionate share of IPCRe’s earnings and profits for the year (as determined for U.S. federal income tax purposes). The amount of RPII earned by IPCRe (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. shareholder of IPCRe or any person related to such shareholder, including IPC Holdings) will depend on a number of factors, including the geographic distribution of IPCRe’s business and the identity of persons directly or indirectly insured or reinsured by IPCRe. Although we do not believe that the 20% threshold was met in taxable years from 1994 to 2006, some of the factors which determine the extent of RPII in any period may be beyond our control. Consequently, there can be no assurance that IPCRe’s RPII will not equal or exceed 20% of its gross insurance income in any taxable year.

The RPII rules described above also apply to IPCRe Europe. We do not believe that U.S. persons who owned shares were required to include any amount of RPII in income for the taxable years 1998 to 2006 in respect of their indirect ownership of IPCRe Europe, but there can be no assurance that IPCRe Europe’s RPII will not equal or exceed 20% of its gross insurance income in any taxable year and/or that IPCRe Europe will have no earnings and profits (as determined for U.S. federal income tax purposes) in any taxable year.

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

We are subject to litigation and arbitration in the ordinary course of our business. We are not currently involved in any material pending litigation or arbitration proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the Nasdaq National Market under the ticker symbol “IPCR”. The following table sets out the high and low prices for our common shares for the periods indicated as reported by the Nasdaq National Market. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and do not necessarily represent actual transactions.

	High	Low

Year ended December 31, 2006
First Quarter	$28.70	$25.71
Second Quarter	28.25	23.81
Third Quarter	30.63	24.50
Fourth Quarter	31.97	29.11
Year ended December 31, 2005
First Quarter	$43.90	$38.20
Second Quarter	40.25	36.75
Third Quarter	42.31	28.25
Fourth Quarter	32.70	25.01

Our common shares are also listed on the Bermuda Stock Exchange.

As of January 31, 2007, there were 65 holders of record of common shares.

In March, June, September and December 2006 we paid a dividend of $0.16 per common share. In March, June and September 2005 we paid a dividend of $0.24 per common share, and in December 2005 we paid a dividend of $0.16 per common share. In March and June, 2004 we paid a dividend of $0.20 per common share, and in September and December 2004 we paid a dividend of $0.24 per common share. The amount and timing of dividends is at the discretion of our Board of Directors and is dependent upon our profits and financial requirements, as well as loss experience, business opportunities and any other factors that the Board deems relevant. In addition, if we have funds available for distribution, we may nevertheless determine that such funds should be retained for the purposes of replenishing capital, expanding premium writings or other purposes. We are a holding company, whose principal source of income is cash dividends and other permitted payments from IPCRe and IPCUSL. The payment of dividends from IPCRe to us is restricted under Bermuda law and regulation, including Bermuda insurance law.

Dividends on the preferred shares are cumulative from the date of original issuance and are payable quarterly in arrears when, if, and as declared by the Board of Directors. We paid preferred dividends of $0.533932 per Series A Mandatory Convertible preferred share, in February 2006, and $0.475781 per Series A Mandatory Convertible preferred share, in each of May, August and November 2006, to holders of our Series A Mandatory Convertible preferred shares.

Under the Insurance Act, IPCRe is required to maintain a solvency margin and a minimum liquidity ratio and is prohibited from declaring or paying any dividends if to do so would cause IPCRe to fail to meet its solvency margin and minimum liquidity ratio. Under the Insurance Act, IPCRe is prohibited from paying dividends of more than 25% of its total statutory capital and surplus at the end of the previous fiscal year unless it files an affidavit stating that the declaration of such dividends has not caused it to fail to meet its solvency margin and minimum liquidity ratio. The Insurance Act also prohibits IPCRe from declaring or paying dividends requirements without the approval of the Authority if IPCRe failed to meet its solvency margin and minimum liquidity ratio on the last day of the previous fiscal year. In addition, IPCRe is prohibited under the Insurance Act from reducing its opening total statutory capital by more than 15% without the approval of the Authority. The maximum amount of dividends which could be paid by IPCRe to IPC Holdings at January 1, 2007 without such notification is approximately $495.4 million. As a result of these factors, there can be no assurance that our dividend policy will not change or that we will declare or pay any dividends.

On February 15, 2007, we paid a preference dividend of $0.475781 per Series A Mandatory Convertible preferred share, to shareholders of record on January 31, 2007.

On February 20, 2007 we declared a dividend of $0.20 per share, payable on March 22, 2007 to shareholders of record on March 6, 2007.

On October 7, 2005, IPC Holdings filed an S-3 Registration statement with the SEC in the amount of $1,250 million, which became effective on October 17, 2005. On October 25, 2005, IPC announced its intention to issue and sell common shares and Series A Mandatory Convertible preferred shares in underwritten offerings. On November 4, 2005, we completed a follow-on public offering in which 11,527,000 common shares were sold (including the exercise of the over-allotment option of 1,048,000 shares) at $26.25 per share. On the same date, 3,675,000 common shares were sold directly to AIG at a price equal to the public offering price. Also on that date, we completed a public offering in which 9,000,000 7.25% Series A Mandatory Convertible preferred shares were sold, with a liquidation preference of $26.25 per share. Each Series A Mandatory Convertible preferred share is non-voting, except in certain circumstances, and will automatically convert on November 15, 2008 into between 0.8333 and 1.0000 common shares, subject to anti-dilution adjustments, depending on the average closing price of our common shares over the 20-day trading period ending on the third trading day prior to such event. Prior to November 15, 2008, holders may elect to convert each Series A Mandatory Convertible preferred share into 0.8333 common shares, subject to anti-dilution adjustments. We may, at any time prior to November 15, 2008, accelerate the conversion date of all of the outstanding preferred shares under certain prescribed circumstances at a maximum conversion rate of 1.0000 common share for each preferred share. We will pay annual dividends of $1.903125 on each Series A Mandatory Convertible preferred share, to the extent we are legally permitted to pay dividends and our board of directors or authorized committee thereof declares a dividend payable. AIG did not participate in the offering of Series A Mandatory Convertible preferred shares. Total net proceeds from these transactions were approximately $614 million.

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

The historical consolidated financial data presented below as of and for each of the periods ended December 31, 2006, 2005, 2004, 2003, and 2002 were derived from our consolidated financial statements which are incorporated herein by reference to the Annual Report. The selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” also contained in the Annual Report and incorporated herein by reference.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)

Statement of Income (Loss) Data:
Gross premiums written	$429,851	$472,387	$378,409	$322,762	$259,685
Net premiums earned	397,132	452,522	354,882	298,901	226,404
Net investment income	109,659	71,757	51,220	47,089	49,320
Other income	3,557	5,234	4,296	3,348	2,684
Net loss and loss adjustment expenses incurred	58,505	1,072,662	215,608	54,382	38,775
Net acquisition costs	37,542	39,249	37,682	30,867	24,521
General and administrative expenses	34,436	27,466	23,151	19,103	13,893
Net foreign exchange (gain) loss	(2,635)	2,979	1,290	(1,910)	(1,554)
Net realized gains (losses), on investments	12,085	(10,556)	5,946	13,733	(44,867)
Net income (loss)	$394,585	$(623,399)	$138,613	$260,629	$157,906
Preferred dividend	17,176	2,664	—	—	—
Net income (loss), available to common shareholders	$377,409	$(626,063)	$138,613	$260,629	$157,906
Net income (loss) per common share(1)	$5.54	$(12.30)	$2.87	$5.40	$3.27
Weighted average shares outstanding(1)	71,212,287	50,901,296	48,376,865	48,302,579	48,266,444
Cash dividend per common share	$0.64	$0.88	$0.88	$0.72	$—
Other Data:
Loss and loss adjustment expense ratio(2)	14.7%	237.0%	60.8%	18.2%	17.1%
Expense ratio(2)	18.1%	14.8%	17.1%	16.7%	17.0%
Combined ratio(2)	32.8%	251.8%	77.9%	34.9%	34.1%
Return on average equity(3)	24.0%	(38.0)%	8.6%	18.2%	16.6%

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)

Balance Sheet Data (at end of period):
Total cash and investments	$2,485,525	$2,560,146	$1,901,094	$1,671,423	$1,387,162
Reinsurance premiums receivable	113,811	180,798	85,086	61,194	50,328
Total assets	2,645,429	2,778,281	2,028,290	1,769,458	1,473,975
Reserve for losses and loss adjustment expenses	548,627	1,072,056	274,463	123,320	119,355
Unearned premiums	80,043	66,311	68,465	61,795	51,902
Total shareholders’ equity	$1,990,955	$1,616,400	$1,668,439	$1,569,159	$1,291,483
Diluted book value per common share(4)	$27.94	$22.26	$34.44	$32.46	$26.75

(1)	Net income per common share is calculated upon the weighted average number of common shares outstanding during the relevant year. The weighted average number of shares includes common shares and the dilutive effect of employee stock options and stock grants, using the treasury stock method and convertible preferred shares. The net loss per common share for the year ended December 31, 2005, is calculated on the weighted average number of shares outstanding during the year, excluding the anti-dilutive effect of employee stock options, stock grants and convertible preferred shares.

(2)	The loss and loss adjustment expense ratio is calculated by dividing the net losses and loss expenses incurred by the net premiums earned. The expense ratio is calculated by dividing the sum of acquisition costs and general and administrative expenses by net premiums earned. The combined ratio is the sum of the loss and loss expense ratio and the expense ratio.

(3)	Return on average equity is calculated as the annual net income (loss), available to common shareholders divided by the average of the common shareholders’ equity, which is total shareholders’ equity, excluding mandatory convertible preferred shares, on the first and last day of the respective year.

(4)	Diluted book value per common share is calculated as shareholders’ equity divided by the number of common shares outstanding on the balance sheet date, after considering the dilutive effects of stock grants, options granted to employees and convertible preferred shares, calculated using the treasury stock method. At December 31, 2006 the average weighted number of shares outstanding, including the dilutive effect of employee stock options, stock grants and convertible preferred shares using the treasury stock method was 71,248,479.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required for this item is incorporated herein by reference to the narrative contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information required for this item is incorporated herein by reference to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosure about Market Risk” in the Annual Report.

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

Based on their evaluation as of December 31, 2006, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective.

Management’s Report on Internal Control Over Financial Reporting — Our management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on an evaluation under the framework in Internal Control — Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG, an independent registered public accounting firm, as stated in their unqualified report which is included herein.

No significant changes were made in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) or in other factors during the fourth quarter or our year ended December 31, 2006 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of IPC Holdings, Ltd.

We have audited management’s assessment, included in the accompanying Form 10-K, that IPC Holdings, Ltd. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). IPC Holdings, Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that IPC Holdings, Ltd. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, IPC Holdings, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IPC Holdings, Ltd. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 27, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG
Chartered Accountants

Hamilton, Bermuda
February 27, 2007

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

Until February 20, 2007, the Company maintained an option plan that provided for the issuance of common shares to officers and other employees. This compensation plan was approved by the Company’s shareholders on February 15, 1996 and was amended in 1999, 2003 and 2005. On June 13, 2003, the shareholders approved a stock incentive plan, which allows for the issuance of up to 500,000 common shares, $0.01 par value, as grants of restricted stock to selected employees to compensate them for their contributions to the long-term growth and profits of the Company.

The following table sets forth information regarding outstanding options and shares available for future issuance under these plans as of December 31, 2006:

Equity Compensation Plan Information

(C)
Number of Securities
Remaining Available
	(A)		for Future Issuance
	Number of Securities	(B)	Under Equity
	to be Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options,	Outstanding Options,	Reflected in Column
Plan Category	Warrants and Rights	Warrants and Rights	(A))

Option Plan approved by security holders	611,625	$34.30	1,330,830
Incentive Plan approved by security holders	—	—	309,990
Equity compensation plans not approved by security holders	—	—	—
Total	611,625	$34.30	1,640,820

Item 13.	Certain Relationships and Related Transactions

The information required for this item is incorporated herein by reference to the information contained under the caption “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required for this item is incorporated herein by reference to the information contained under the caption “Fees to Independent Registered Public Accountants for Fiscal 2006 and 2005” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)  Financial Statements and Exhibits

1. Financial Statements

The following Consolidated Financial Statements of IPC Holdings and Report of Independent Registered Public Accounting Firm are incorporated herein by reference to the Annual Report:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets as of December 31, 2006 and 2005

Consolidated statements of income (loss) for the years ended December 31, 2006, 2005 and 2004

Consolidated statements of comprehensive income (loss) for the years ended December 31, 2006, 2005 and 2004

Consolidated statements of shareholders’ equity for the years ended December 31, 2006, 2005 and 2004

Consolidated statements of cash flows for the years ended December 31, 2006, 2005 and 2004

Notes to the consolidated financial statements

2. Financial Statement Schedules

Report of Independent Registered Public Accounting Firm on Schedules

Schedule I — Summary of Investments — Other than Investments in Related Parties

Schedule II — Condensed Financial Information of Registrant

Schedule III — Supplementary Insurance Information of Subsidiary for the years ended December 31, 2006, 2005 and 2004

Schedule IV — Supplementary Information concerning Reinsurance for the years ended December 31, 2006, 2005 and 2004

Certain schedules have been omitted, either because they are not applicable, or because the information is included in our consolidated financial statements incorporated by reference to the Annual Report.

3. Exhibits

Exhibit
Number		Description	Method of Filing

3.1		Memorandum of Association of the Company	(1)
3.2		Amended and Restated Bye-Laws of the Company	(6)
3.3		Form of Memorandum of Increase of Share Capital	(1)
3.4		Certificate of Designations for the preferred shares	(15)
4.1		Form of certificate for the common shares of the Company	(1)
4.2		Form of certificate for the preferred shares of the Company (included in Exhibit 3.4)
4.3		Letter Agreement, dated October 31, 2005 between the Company and AIG	(14)
10	.1 †	IPC Holdings, Ltd. Stock Option Plan, as amended effective June 10, 2005	(4)
10	.2 †	Amended and Restated IPC Holdings, Ltd. Deferred Compensation Plan	(3)
10	.3 †	IPCRe Defined Contribution Retirement Plan	(1)
10.4		Investment Management Agreement between IPCRe and AIG Global Investment Corp. (Ireland) Limited (“AIGIC”), as amended	(2)
10.5		Investment Sub-Advisory Agreement between AIGIC and AIGIC (Europe) (formerly known as Dempsey & Company International Limited)	(1)
10.6		Custodial Agreement between AIG Global Trust Services and IPCRe	(1)
10	.7 †	Retirement Agreement between IPCRe and James P. Bryce	(1)
10	.8 †	Retirement Agreement between IPCRe and Peter J.A. Cozens	(1)
10.9		Underwriting Agency Agreement, dated December 1, 2001, between Allied World Assurance Company, Ltd (“AWAC”) and IPCUSL	(5)
10.10		Amended and Restated Amendment No. 1, dated April 19, 2004, to Underwriting Agency Agreement, effective as of December 1, 2001	(9)
10.11		Amended Schedule I (Investment Policy Guideline) to Investment Management Agreement between IPCRe and AIGIC	(8)
10	.12 †	IPC Holdings, Ltd. 2003 Stock Incentive Plan	(7)
10	.13 †	Form of Stock Option Agreement	(10)
10	.14 †	Form of Restricted Stock Unit Award	(11)
10	.15 †	The IPCRe Limited International Retirement Plan Level 2 Trust, as of December 31, 2003	(12)
10.16		Letters of Credit Master Agreement between Citibank N.A. and IPCRe Limited	(13)
10.17		Letter of Credit Facility between IPCRe and Bayerische Hypo- und Vereinsbank AG, and Credit Agreement between IPCRe and Barclays Bank PLC	(16)
10	.18 †	Form of Special Retention Agreements	(11)

Exhibit
Number		Description	Method of Filing

10.19		Amendments to Letter of Credit Agreements between IPCRe and Barclays Bank PLC, and between IPCRe and Bayerische Hypo-und Vereinsbank, effective March 31, 2006 and amendment to Letter of Credit Agreement between IPCRe and Bayerische Hypo-und Vereinsbank, effective April 13, 2006	(19)
10.20		Credit Agreement between IPC Holdings, Ltd., Wachovia Bank and other Lenders named therein.	(18)
10.21		Administrative Services Agreement among IPC Holdings, Ltd., IPCRe Limited and American International Company, Limited, dated September 1, 2006.	(20)
10.22		Amendment No. 5, dated as of December 1, 2006, to the Underwriting Agency Agreement, dated as of December 1, 2001, as amended, by and between AWAC and IPCUSL	(21)
11.1		Statement regarding Computation of Per Share Earnings	Filed herewith
12.1		Statement of Computation of Ratios of Earnings to Fixed Charges	Filed herewith
13.1		Portions of the Annual Report incorporated herein by reference	Filed herewith
21.1		Subsidiaries of the Registrant	Filed herewith
23.1		Consent of KPMG	Filed herewith
31.1		Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2		Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	.1§	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32	.2§	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

(1)	Incorporated by reference to the corresponding exhibit in our Registration Statement on Form S-1 (File No. 333-00088).

(2)	Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 1997 (File No. 0-27662).

(3)	Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended September 30, 1999 (File No. 0-27662).

(4)	Incorporated by reference to Exhibit 10.1 to our filing on Form 8-K of June 14, 2005 (File No. 0-27662)

(5)	Incorporated by reference to Exhibit 10.15 to our Form 10-K for the year ended December 31, 2001 (File No. 0-27662).

(6)	Incorporated by reference to Exhibit 3.2 to our Form S-3 of April 27, 2006 (File No. 333-133605).

(7)	Incorporated by reference to Exhibit 4.2 to our filing on Form S-8 of July 15, 2003.

(8)	Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended March 31, 2004 (File No. 0-27662).

(9)	Incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarter ended March 31, 2004 (File No. 0-27662).

(10)	Incorporated by reference to Exhibit 10.16 to our Form 10-K for the year ended December 31, 2004 (File No. 0-27662).

(11)	Incorporated by reference to Exhibit 10.17 to our Form 10-K for the year ended December 31, 2004 (File No. 0-27662).

(12)	Incorporated by reference to Exhibit 10.18 to our Form 10-K for the year ended December 31, 2004 (File No. 0-27662).

(13)	Incorporated by reference to Exhibit 10.19 to our Form 10-K for the year ended December 31, 2004 (File No. 0-27662).

(14)	Incorporated by reference to Exhibit 1.3 of our Form 8-K filed on November 3, 2005 (File No. 0-27662).

(15)	Incorporated by reference to Exhibit 3.3 of our Form 8-K filed on November 3, 2005 (File No. 0-27662).

(16)	Incorporated by reference to Exhibits 99.1 and 99.2 to our Form 8-K filed on January 13, 2006 (File No. 0-27662).

(17)	Incorporated by reference to Exhibit 10.20 to our Form 8-K filed on January 25, 2006 (File No. 0-27662).

(18)	Incorporated by reference to Exhibit 10.22 to our Current Report on Form 8-K filed on April 20, 2006 (File No. 0-27662).

(19)	Incorporated by reference to Exhibits 99.1 and 99.2 to our Current Report on Form 8-K filed on April 6, 2006 and Exhibit 99.1 to our Current Report on Form 8-K filed on April 24, 2006, respectively (File No. 0-27662).

(20)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 6, 2006 (File No. 0-27662).

(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 7, 2006 (File No. 0-27662).

†	Management contract or compensatory plan, contract or arrangement.

§	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (sub-sections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), and are not being filed as exhibits to this report.

IPC HOLDINGS, LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of IPC Holdings, Ltd.

Under date of February 27, 2007, we reported on the consolidated balance sheets of IPC Holdings, Ltd. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006, as contained in the 2006 annual report to shareholders on Form 10-K. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/  KPMG
Chartered Accountants

Hamilton, Bermuda
February 27, 2007

SCHEDULE I

IPC HOLDINGS, LTD.

SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
(Expressed in thousands of United States Dollars)

	Year Ended December 31, 2006		Amount at
	Amortized	Fair	which shown in
	Cost	Value	the Balance Sheet

Type of investment:
Fixed maturities
U.S. Government and government agencies	$279,963	$281,921	$281,921
Other governments	205,362	205,963	205,963
Corporate	1,076,778	1,084,010	1,084,010
Supranational entities	246,814	247,667	247,667

Total fixed maturities	1,808,917	1,819,561	1,819,561

Equity investments	460,197	577,549	577,549
Cash and cash equivalents	88,415	88,415	88,415

Total investments, cash and cash equivalents	$2,357,529	$2,485,525	$2,485,525

See Report of Independent Registered Public Accounting Firm

SCHEDULE II

IPC HOLDINGS, LTD.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEET
(PARENT COMPANY)
(Expressed in thousands of United States Dollars)

	As of December 31,
	2006	2005

ASSETS:
Cash	$174	$100
Investment in wholly-owned subsidiaries*	1,992,606	1,622,946
Due from subsidiaries*	358	—
Other assets	402	345

	1,993,540	$1,623,391

LIABILITIES:
Payable to subsidiaries*	$—	$3,970
Dividends payable	2,189	2,664
Other liabilities	396	357

	2,585	6,991

SHAREHOLDERS’ EQUITY:
Share capital — 2006: 63,706,567 shares outstanding, par value $0.01; 2005: 63,666,368 shares outstanding, par value $0.01	637	637
Preferred shares — 2006: 9,000,000 shares outstanding, par value $0.01; 2005: 9,000,000 shares outstanding, par value $0.01	90	90
Additional paid in capital	1,475,533	1,473,257
Deferred stock grant compensation	(1,441)	(2,492)
Retained earnings	388,826	52,126
Accumulated other comprehensive income	127,310	92,782

	1,990,955	1,616,400

	$1,993,540	$1,623,391

*	eliminated on consolidation

See Report of Independent Registered Public Accounting Firm

SCHEDULE II
continued

IPC HOLDINGS, LTD.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT — continued

STATEMENT OF INCOME (LOSS)
(PARENT COMPANY)
(Expressed in thousands of United States Dollars)

	Year Ended December 31,
	2006	2005	2004

Interest income	$1	$115	$—
Expenses:
Operating costs and expenses, net	2,948	2,057	2,168

(Loss) before equity in net income (loss) of wholly-owned subsidiaries*	(2,947)	(1,938)	(2,168)
Equity in net income (loss) of wholly-owned subsidiaries*	397,532	(621,461)	140,781
Preferred dividend	17,176	2,664	—

Net income (loss) available to common shareholders	$377,409	$(626,063)	$138,613

STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(PARENT COMPANY)
(Expressed in thousands of United States Dollars)

	Year Ended December 31,
	2006	2005	2004

Net income (loss)	$394,585	$(623,399)	$138,613

Other comprehensive income:
Additional accumulated benefit pension obligation	(686)	—	—
Holding gains (losses), net on investments during period	46,993	(8,618)	5,989
Reclassification adjustment for (gains) losses included in net income	(12,085)	10,556	(5,946)

	34,222	1,938	43

Comprehensive income (loss)	$428,807	$(621,461)	$138,656

*	eliminated on consolidation

See Report of Independent Registered Public Accounting Firm

SCHEDULE II
continued

IPC HOLDINGS, LTD.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT — continued

STATEMENT OF CASH FLOWS
(PARENT COMPANY)
(Expressed in thousands of United States Dollars)

	Year Ended December 31,
	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$394,585	$(623,399)	$138,613
Adjustments to reconcile net income to cash provided by:
Equity in net (income) loss from subsidiaries*	(397,532)	621,461	(140,781)
Stock compensation	3,296	2,640	2,461
Changes in, net:
Other assets	(57)	(67)	17
Receivable from subsidiaries*	(358)	—	2,429
Payable to subsidiaries*	(3,970)	2,047	(684)
Other liabilities	39	17	133

	(3,997)	2,699	2,188

CASH FLOWS FROM FINANCING ACTIVITIES
Additional share capital received	31	614,731	645
Additional investment in subsidiaries*	0	(616,200)	—
Dividends received from subsidiaries*	62,400	43,750	39,650
Dividends paid to shareholders	(58,360)	(44,980)	(42,482)

	4,071	(2,699)	(2,187)

Net increase in cash and cash equivalents	74	—	1
Cash and cash equivalents, beginning of year	100	100	99

Cash and cash equivalents, end of year	$174	$100	$100

*	eliminated on consolidation

See Report of Independent Registered Public Accounting Firm

SCHEDULE III

IPC HOLDINGS, LTD. AND SUBSIDIARIES

SUBSIDIARY SUPPLEMENTARY INSURANCE INFORMATION
(Expressed in thousands of United States Dollars)

							Amortization
		Future policy				Benefits,	of
		benefits,				claims,	deferred
	Deferred	losses, claims			Net	losses and	policy	Other	Gross
	policy acquisition	and loss	Unearned	Premium	investment	settlement	acquisition	operating	premiums
Segment	costs	expenses	premiums	revenue	income	expenses	costs	expenses	written

2006: Property & Similar	$9,551	$548,627	$80,043	$397,132	$109,659	$58,505	$37,542	$31,421	$429,851
2005: Property & Similar	$7,843	$1,072,056	$66,311	$452,522	$71,757	$1,072,662	$39,249	$25,408	$472,387
2004: Property & Similar	$8,424	$274,463	$68,465	$354,882	$51,220	$215,608	$37,682	$20,983	$378,409

See Report of Independent Registered Public Accounting Firm

SCHEDULE IV

REINSURANCE
(Expressed in thousands of United States Dollars)

		Ceded to	Assumed from		Percentage of
		other	other		amount
	Gross Amount	companies	companies	Net Amount (1)	assumed to net

2006: Property & Similar	$—	$17,690	$429,851	$412,161	104%
2005: Property & Similar	$—	$21,581	$472,387	$450,806	105%
2004: Property & Similar	$—	$20,098	$378,409	$358,311	106%

(1)	Premiums Written

See Report of Independent Registered Public Accounting Firm

IPC HOLDINGS, LTD.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Pembroke, Bermuda, on the 27th day of February, 2007.

IPC Holdings, LTD.

/s/ James Bryce
By: James P. Bryce
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Frank Mutch Frank Mutch	Chairman of the Board of Directors	February 27, 2007

/s/ James Bryce James P. Bryce	President, Chief Executive Officer and Director	February 27, 2007

/s/ John Weale John R. Weale	Senior Vice President, Chief Financial Officer and principal accounting officer	February 27, 2007

/s/ George Cubbon S. George Cubbon	Deputy Chairman of the Board of Directors	February 27, 2007

/s/ Peter Christie Peter S. Christie	Director	February 27, 2007

/s/ Antony Lancaster Antony P.D. Lancaster	Director	February 27, 2007

/s/ Clarence James Dr. The Honourable Clarence E. James	Director	February 27, 2007

/s/ Kenneth Hammond Kenneth Hammond	Director	February 27, 2007

EXHIBIT INDEX

Exhibit
Number		Description	Method of filing

3.1		Memorandum of Association of the Company	(1)
3.2		Amended and Restated Bye-Laws of the Company	(6)
3.3		Form of Memorandum of Increase of Share Capital	(1)
3.4		Certificate of Designations for the preferred shares	(15)
4.1		Form of certificate for the common shares of the Company	(1)
4.2		Form of certificate for the preferred shares of the Company (included in Exhibit 3.4)
4.3		Letter Agreement, dated October 31, 2005 between the Company and AIG	(14)
10	.1†	IPC Holdings, Ltd. Stock Option Plan, as amended effective June 10, 2005	(4)
10	.2†	Amended and Restated IPC Holdings, Ltd. Deferred Compensation Plan	(3)
10	.3†	IPCRe Defined Contribution Retirement Plan	(1)
10.4		Investment Management Agreement between IPCRe and AIG Global Investment Corp. (Ireland) Limited (“AIGIC”), as amended	(2)
10.5		Investment Sub-Advisory Agreement between AIGIC and AIGIC (Europe) (formerly known as Dempsey & Company International Limited)	(1)
10.6		Custodial Agreement between AIG Global Trust Services and IPCRe	(1)
10	.7†	Retirement Agreement between IPCRe and James P. Bryce	(1)
10	.8†	Retirement Agreement between IPCRe and Peter J.A. Cozens	(1)
10.9		Underwriting Agency Agreement, dated December 1, 2001, between Allied World Assurance Company, Ltd (“AWAC”) and IPCUSL	(5)
10.10		Amended and Restated Amendment No. 1, dated April 19, 2004, to Underwriting Agency Agreement, effective as of December 1, 2001	(9)
10.11		Amended Schedule I (Investment Policy Guideline) to Investment Management Agreement between IPCRe and AIGIC	(8)
10.12		IPC Holdings, Ltd. 2003 Stock Incentive Plan	(7)
10	.13†	Form of Stock Option Agreement	(10)
10	.14†	Form of Restricted Stock Unit Award	(11)
10	.15†	The IPCRe Limited International Retirement Plan Level 2 Trust, as of December 31, 2003	(12)
10.16		Letters of Credit Master Agreement between Citibank N.A. and IPCRe Limited	(13)
10.17		Letter of Credit Facility between IPCRe and Bayerische Hypo- und Vereinsbank AG, and Credit Agreement between IPCRe and Barclays Bank PLC	(16)
10	.18†	Form of Special Retention Agreements	(17)
10.19		Amendments to Letter of Credit Agreements between IPCRe and Barclays Bank PLC, and between IPCRe and Bayerische Hypo-und Vereinsbank, effective March 31, 2006, and amendment to Letter of Credit Agreement between IPCRe and Bayerische Hupo-und Vereinsbank, effective April 13, 2006	(19)
10.20		Credit Agreement between IPC Holdings, Ltd., Wachovia Bank and other Lenders named therein	(18)
10.21		Administrative Services Agreement among IPC Holdings, Ltd., IPCRe Limited and American International Company, Limited, dated September 1, 2006	(20)
10.22		Amendment No. 5, dated as of December 1, 2006, to the Underwriting Agency Agreement, dated as of December 1, 2001, as amended, by and between AWAC and IPCUSL	(21)
11.1		Statement regarding Computation of Per Share Earnings	Filed herewith
12.1		Statement of Computation of Ratios of Earnings to Fixed Charges	Filed herewith
13.1		Portions of the Annual Report incorporated herein by reference	Filed herewith

Exhibit
Number		Description	Method of filing

21.1		Subsidiaries of the Registrant	Filed herewith
23.1		Consent of KPMG	Filed herewith
31.1		Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2		Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	.1§	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32	.2§	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

(1)	Incorporated by reference to the corresponding exhibit in our Registration Statement on Form S-1 (File No. 333-00088).

(2)	Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 1997 (File No. 0-27662).

(3)	Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended September 30, 1999 (File No. 0-27662).

(4)	Incorporated by reference to Exhibit 10.1 to our filing on Form 8-K of June 14, 2005 (File No. 0-27662).

(5)	Incorporated by reference to Exhibit 10.15 to our Form 10-K for the year ended December 31, 2001 (File No. 0-27662).

(6)	Incorporated by reference to Exhibit 3.2 to our Form S-3 of April 27, 2006 (File No. 333-133605).

(7)	Incorporated by reference to Exhibit 4.2 to our filing on Form S-8 of July 15, 2003 (No. 333-107052).

(8)	Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended March 31, 2004 (File No. 0-27662).

(9)	Incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarter ended March 31, 2004 (File No. 0-27662).

(10)	Incorporated by reference to Exhibit 10.16 to our Form 10-K for the year ended December 31, 2004 (File No. 0-27662).

(11)	Incorporated by reference to Exhibit 10.17 to our Form 10-K for the year ended December 31, 2004 (File No. 0-27662).

(12)	Incorporated by reference to Exhibit 10.18 to our Form 10-K for the year ended December 31, 2004 (File No. 0-27662).

(13)	Incorporated by reference to Exhibit 10.19 to our Form 10-K for the year ended December 31, 2004 (File No. 0-27662).

(14)	Incorporated by reference to Exhibit 1.3 of our Form 8-K filed on November 3, 2005 (File No. 0-27662).

(15)	Incorporated by reference to Exhibit 3.3 of our Form 8-K filed on November 3, 2005 (File No. 0-27662).

(16)	Incorporated by reference to Exhibits 99.1 and 99.2 to our Form 8-K filed on January 13, 2006 (File No. 0-27662).

(17)	Incorporated by reference to Exhibit 10.20 to our Form 8-K filed on January 25, 2006 (File No. 0-27662).

(18)	Incorporated by reference to Exhibit 10.22 to our Current Report on Form 8-K filed on April 20, 2006 (File No. 0-27662).

(19)	Incorporated by reference to Exhibits 99.1 and 99.2 to our Current Report on Form 8-K filed on April 6, 2006 and Exhibit 99.1 to our Current Report on Form 8-K filed on April 24, 2006, respectively (File No. 0-27662).

(20)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 6, 2006 (File No. 0-27662)

(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 7, 2006 (File No. 0-27662)

†	Management contract or compensatory plan, contract or arrangement.

§	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (sub-sections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), and are not being filed as exhibits to this report.