Form 10-Q
period 2007-03-31
IPC HOLDINGS LTD
filed 2007-04-27
CIK 909815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                  to
Commission file number 0-27662
IPC Holdings, Ltd.
(Exact name of registrant as specified in its charter)

Bermuda	Not Applicable

State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

American International Building, 29 Richmond Road, Pembroke, Bermuda	HM 08
(Address of principal executive offices)	(Zip Code)
                                (441) 298-5100

(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
☑ Large accelerated filer     ☐ Accelerated filer     ☐ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No
The number of outstanding common shares, par value U.S. $0.01 per share of IPC Holdings, Ltd., as of April 27, 2007 was 63,652,729.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of United States dollars, except for per share amounts)

	As of	As of
	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS:

Fixed maturity investments, at fair value (amortized cost 2007: $1,861,053; 2006: $1,808,917)	$1,876,547	$1,819,561
Equity investments, at fair value (cost 2007: $468,588; 2006: $460,197)	588,970	577,549
Cash and cash equivalents	79,238	88,415
Reinsurance premiums receivable	200,238	113,811
Deferred premiums ceded	6,037	2,823
Losses and loss adjustment expenses recoverable	1,580	1,989
Accrued investment income	25,144	28,469
Deferred acquisition costs	22,043	9,551
Prepaid expenses and other assets	4,839	3,261

TOTAL ASSETS	$2,804,636	$2,645,429

LIABILITIES:

Reserve for losses and loss adjustment expenses	$517,025	$548,627
Unearned premiums	207,157	80,043
Reinsurance premiums payable	7,856	4,680
Deferred fees and commissions	1,305	1,150
Accounts payable and accrued liabilities	17,472	19,974

TOTAL LIABILITIES	750,815	654,474

SHAREHOLDERS’ EQUITY:

Common shares outstanding, par value U.S. $0.01: 2007: 63,848,158; 2006: 63,702,211 shares	639	637
Preferred shares — Series A mandatory convertible preferred shares outstanding, par value U.S. $0.01: 2007: 9,000,000; 2006: 9,000,000	90	90
Additional paid-in capital	1,480,045	1,475,533
Deferred stock grant compensation	(3,380)	(1,441)
Retained earnings	577,113	388,826
Accumulated other comprehensive (loss) income	(686)	127,310

TOTAL SHAREHOLDERS’ EQUITY	2,053,821	1,990,955

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,804,636	$2,645,429

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Expressed in thousands of United States dollars, except for per share amounts)

	Quarter ended March 31,
	2007	2006
	(unaudited)	(unaudited)
REVENUES:

Gross premiums written	$236,243	$235,593
Change in unearned premiums	(127,114)	(144,026)

Premiums earned	109,129	91,567

Reinsurance premiums ceded	(7,656)	(8,425)
Change in deferred premiums ceded	3,214	3,801

Premiums ceded	(4,442)	(4,624)

Net premiums earned	104,687	86,943
Net investment income	33,110	24,604
Net gains (losses) on investments	8,677	(12,614)
Other income	626	837

	147,100	99,770

EXPENSES:

Net losses and loss adjustment expenses	52,953	22,096
Net acquisition costs	10,148	8,789
General and administrative expenses	7,159	6,349
Net exchange gain	(367)	(111)

	69,893	37,123

NET INCOME	77,207	62,647

Dividends on preferred shares	4,186	4,234

Net income available to common shareholders	$73,021	$58,413

Basic net income per common share	$1.15	$0.92
Diluted net income per common share	$1.07	$0.86

Weighted average number of common shares — basic	63,697,354	63,612,760
Weighted average number of common shares — diluted	72,076,514	72,618,979
The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Expressed in thousands of United States dollars)

	Quarter ended March 31,
	2007	2006
	(unaudited)	(unaudited)

NET INCOME	$77,207	$62,647

Other comprehensive income
Net holding gains on investments during period	—	1,272
Reclassification adjustment for losses included in net income	—	12,614

	—	13,886

COMPREHENSIVE INCOME	$77,207	$76,533

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Expressed in thousands of United States dollars, except per share amounts)

	As of	As of
	March 31, 2007	December 31, 2006
	(unaudited)
COMMON SHARES PAR VALUE $0.01:
Balance, beginning of year	$637	$637
Additional shares issued	2	—

Balance, end of period	$639	$637

PREFERRED SHARES PAR VALUE $0.01:
Balance beginning of year	$90	$90
Additional shares issued	—	—

Balance, end of period	$90	$90

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	$1,475,533	$1,473,257
Shares issued	—	59
Shares repurchased	—	—
Stock options and grants awarded	4,512	2,217

Balance, end of period	$1,480,045	$1,475,533

DEFERRED STOCK GRANT COMPENSATION:
Balance, beginning of year	$(1,441)	$(2,492)
Stock grants awarded	(4,170)	(682)
Stock grants forfeited	—	—
Amortization	2,231	1,733

Balance, end of period	$(3,380)	$(1,441)

RETAINED EARNINGS:
Balance, beginning of year	$388,826	$52,126
Cumulative-effect adjustment of adopting SFAS 159	127,996	—
Net income	77,207	394,585
Reduction on share repurchase	—	—
Dividends paid and accrued	(16,916)	(57,885)

Balance, end of period	$577,113	$388,826

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME:
Balance, beginning of year	$127,310	$92,782
Cumulative-effect adjustment of adopting SFAS 159	(127,996)	—
Other comprehensive income	—	34,528

Balance, end of period	$(686)	$127,310

TOTAL SHAREHOLDERS’ EQUITY	$2,053,821	$1,990,955

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of United States dollars)

	Three months ended March 31,
	2007	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$77,207	$62,647
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of fixed maturity discounts, net	(1,014)	(2,261)
Net (gains) losses on investments	(8,677)	12,614
Stock compensation	2,575	710
Changes in:
Reinsurance premiums receivable	(86,427)	(77,931)
Deferred premiums ceded	(3,214)	(3,801)
Loss and loss adjustment expenses recoverable	409	339
Accrued investment income	3,325	(1,571)
Deferred acquisition costs	(12,492)	(13,502)
Prepaid expenses and other assets	(1,578)	(3,389)
Reserve for losses and loss adjustment expenses	(31,602)	(121,912)
Unearned premiums	127,114	144,026
Reinsurance premiums payable	3,176	3,022
Deferred fees and commissions	155	1,095
Accounts payable and accrued liabilities	(2,406)	2,747

Cash provided by operating activities	66,551	2,833

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of fixed maturity investments	(350,436)	(398,327)
Proceeds from sale of fixed maturity investments	280,109	340,840
Proceeds from maturities of fixed maturity investments	20,000	66,000
Purchases of equity investments	(8,390)	(2,325)
Proceeds from sale of equity investments	—	—

Cash (used in) provided by investing activities	(58,717)	6,188

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from share issuance	—	—
Cash dividends paid to shareholders	(17,011)	(14,982)

Cash used in financing activities	(17,011)	(14,982)

Net decrease in cash and cash equivalents	(9,177)	(5,961)
Cash and cash equivalents, beginning of period	88,415	31,113

Cash and cash equivalents, end of period	$79,238	$25,152

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except for per share amounts)
(unaudited)

1. GENERAL:
     The consolidated interim financial statements presented herein have been prepared on the basis of accounting principles generally accepted in the United States of America and include the accounts of IPC Holdings, Ltd. (the “Company”) and its wholly-owned subsidiaries, IPCRe Limited (“IPCRe”) and IPCRe Underwriting Services Limited (“IPCUSL” and, together with the Company and IPCRe, “IPC”) and IPCRe Europe Limited, which is a wholly-owned subsidiary of IPCRe. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three month periods ended March 31, 2007 and 2006, respectively, the consolidated balance sheet as of March 31, 2007 and the consolidated statements of cash flows for the quarters ended March 31, 2007 and 2006, respectively. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2007. The results of operations for any interim period are not necessarily indicative of results for the full year.
2. DIVIDENDS:
     On February 15, 2007 we paid a preferred dividend of $0.475781 per Series A Mandatory Convertible preferred share, to preferred shareholders of record on January 31, 2007.
     On March 22, 2007 we paid a common stock dividend of $0.20 per share to shareholders of record on March 6, 2007.
     On April 24, 2007 we declared a common stock dividend of $0.20 per share, payable on June 21, 2007 to shareholders of record on June 5, 2007.
     On April 24, 2007 we declared a preferred dividend of $0.475781 per Series A Mandatory Convertible preferred share, payable on May 15, 2007 to preferred shareholders of record on May 1, 2007.
3. ACCOUNTING FOR STOCK-BASED COMPENSATION AND DISCLOSURE:
     The Company adopted a Stock Option Plan (the “Option Plan”), effective February 15, 1996. This Option Plan was amended and approved by the shareholders in 1999 and further amended and approved in 2003 and 2005, prior to its termination. The Company adopted a Stock Incentive Plan that was approved by shareholders on June 13, 2003 (the “2003 Stock Incentive Plan”).
     On February 20, 2007, the Board of Directors terminated the Option Plan pursuant to its terms, with respect to the common shares not at that time subject to options under the Option Plan. On April 24, 2007, upon the recommendation of the Compensation Committee to the Board of Directors, the Board of Directors unanimously adopted and approved the IPC Holdings, Ltd. 2007 Incentive Plan (the “2007 Incentive Plan”), subject to the approval of shareholders at the Company’s annual general meeting of shareholders to be held in June of this year. The 2007 Incentive Plan is designed to replace the Option Plan and the 2003 Stock Incentive Plan, which the Board of Directors intends to terminate (other than with respect to awards outstanding under the Option Plan or under the 2003 Stock Incentive Plan) if the shareholders approve the 2007 Incentive Plan. To date, no awards were made or are intended to be made under the 2007 Incentive Plan and the Company does not currently expect to make any awards under the 2007 Incentive Plan until the fiscal year beginning on January 1, 2008.

     A summary of the status of the Company’s Option Plan as of March 31, 2007 and 2006 and changes during the three-month periods then ended is presented in the tables and narrative below.

	Quarter ended March 31,
	2007		2006
		Weighted		Weighted
		average		average
	Number of	exercise	Number of	exercise
	shares	price	shares	price
Outstanding, beginning of period	611,625	$34.30	452,125	$36.47
Granted	—	$—	162,500	$28.00
Exercised	—	$—	—	$—
Forfeited	—	$—	—	$—
Outstanding, end of period	611,625	$34.30	614,625	$34.23
Exercisable, end of period	379,750	$34.16	220,250	$25.99

Weighted average fair value of options granted (per share)		$—		$8.99
     The total intrinsic value of stock options exercised was $nil for the quarters ended March 31, 2007 and 2006. The weighted average remaining contractual period as of March 31, 2007 was 7.0 years and 6.2 years for outstanding and exercisable options respectively. The aggregate intrinsic value as of March 31, 2007 was $999.6 and $579.1 for outstanding and exercisable options respectively.
     There were no options granted during the quarter ended March 31, 2007, and as noted above, the Option Plan was terminated on February 20, 2007. The fair value of options granted on March 17, 2006 was estimated using the Black-Scholes option pricing model, using assumed risk-free rates of interest of 4.71%; expected dividend yield of 2.286%; an expected life of 7 years; an expected volatility of 31.0%; and a forfeiture rate of 16%.
     The assumed risk-free interest rate is the market yield on U.S. Treasury securities at 7-year constant maturity to match the expected life. The expected life is estimated based on a 4-year vesting period and a 10-year exercising period together with a review of actual exercising patterns. The expected dividend yield is calculated using the share price and the last dividend per share amount at the date of grant. The expected volatility is calculated using the Company’s own historic price volatility over the last 5.6 years. The forfeiture rate is obtained from the Company’s actual historic experience.

		Weighted
		average	Weighted		Weighted
	Outstanding at	contractual	average	Exercisable at	average
Range of	March 31,	period in	exercise	March 31,	exercise
exercise price	2007	years	price /$	2007	price $
$13-19	6,000	2.75	15.38	6,000	15.38
$19-25	10,000	2.95	21.73	10,000	21.73
$25-31	230,625	7.57	27.96	108,750	27.91
$31-37	83,750	4.93	31.65	83,750	31.65
$37-43	128,750	6.75	38.90	95,000	38.90
$43-49	152,500	7.75	43.03	76,250	43.03

Total	611,625			379,750

     As of March 31, 2007, there was $5,598 of total unrecognized compensation cost related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.83 years.
4. NEW ACCOUNTING PRONOUNCEMENTS
     In February 2007, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements” (SFAS 157). The Company has elected for early adoption of the fair value option for all fixed maturity and equity investments and therefore also adopted SFAS 157. The effects of the adoption are shown in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Critical Accounting Policies under Investments.
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The provisions of FIN 48 became effective for the Company on January 1, 2007. The adoption of FIN 48 did not have any material impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Critical Accounting Policies
     Our significant accounting policies are described in Note 2 to our Company’s audited financial statements for the fiscal year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2007. The following is a summary of the accounting policies for the three main components of our consolidated balance sheet and consolidated statements of income: premiums, losses (claims), including reserves and investments / investment income.
     Premiums
     Premiums are recorded as written at the beginning of each policy, based upon information received from ceding companies and their brokers, and are earned over the policy period. For excess of loss contracts, the amount of deposit premium is contractually documented at inception, and thus no management judgement is necessary in accounting for this. Premiums are earned on a pro rata basis over the policy period. For proportional treaties, the amount of premium is normally estimated at inception by the ceding company. We account for such premium using initial estimates, which are reviewed regularly with respect to the actual premium reported by the ceding company. At March 31, 2007 the amount of premium accrued resulting from management’s estimates for proportional treaties was approximately 7% of total gross premiums written for the quarter then ended. Reinstatement premiums are recognized and accrued at the time we incur a loss and where coverage of the original contract is reinstated under pre-defined contract terms and are earned pro-rata over the reinstated coverage period. Such accruals are based upon actual contractual terms applied to the amount of loss reserves expected to be paid, and the only element of management judgement involved is with respect to the amount of loss reserves as described below, and associated rates on line (i.e. price). The amount accrued at March 31, 2007 for estimated reinstatement premiums on Reported But Not Enough losses (“RBNE”) and Incurred But Not Reported (“IBNR”) loss reserves was $18.5 million.
     Loss Reserves
     Under accounting principles generally accepted in the United States of America, we are not permitted to establish loss reserves until the occurrence of an event that may give rise to a claim. As a result, only loss reserves applicable to losses incurred up to the reporting date are established, with no allowance for the provision of a contingency reserve to account for expected future losses. Claims arising from future catastrophic events can be expected to require the establishment of substantial reserves from time to time.
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
     For proportional treaties, we generally use an initial estimated loss and loss expense ratio (the ratio of losses and loss adjustment expenses incurred to premiums earned) based upon information provided by the ceding company and/or their broker and our historical experience of that treaty, if any, and such estimate is adjusted as actual experience becomes known.
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
     As a broker market reinsurer, we are reliant on loss information reported to brokers by primary insurers who must estimate their own losses at the policy level. These estimates are sometimes derived from the output of computer-based modelling systems, and often based upon incomplete and changing information, especially during the period immediately following a catastrophic event. The information we receive varies by cedant and broker and may include paid losses and estimated case reserves. We may also receive an estimated provision for IBNR reserves, especially when the cedant is providing data in support of a request for collateral for reserves ceded. Information can be received on a monthly, quarterly or transactional basis. As a reinsurer, our reserve estimates may be inherently less reliable than the reserve estimates of our primary insurer cedants.
     There is a time lag inherent in reporting from the original claimant to the primary insurer to the broker and then to the reinsurer. Reporting of property claims arising from catastrophes in general tends to be prompt (as compared to reporting of claims for casualty or other “long-term” lines of business). However, the timing of claims reporting can vary depending on various factors, including: the nature of the event (e.g. hurricane, earthquake, hail, man-made events such as terrorism or rioting); the geographic area involved; the quality of the cedant’s claims management and reserving practices; and whether the claims arise under reinsurance contracts for primary companies, or reinsurance of other reinsurance companies (i.e. retrocession). Because the events from which claims arise are typically prominent, public occurrences, we are often able to use independent reports of such events to augment our loss reserve estimation process. Because of the degree of reliance that we place on ceding companies for claims reporting, the associated time lag, the low frequency/high severity nature of the business we underwrite and the varying reserving practices among ceding companies, our reserve estimates are highly dependent on management judgement and are therefore subject to significant variability. During the loss settlement period, additional facts regarding individual claims and trends may become known, and current laws and case laws may change.
     IPC’s controls in place require that claim payments and reserves must be authorized by the underwriter upon processing. Large claims must also be approved by senior management prior to a claims payment being made. While we have the right to audit client data, most of our claims result from events that are well known such as hurricanes or earthquakes, and in assessing the reasonableness of reported claims, our claims processors and underwriters ask follow-up questions as necessary. We also cross reference and verify amounts requested as collateral by ceding companies, in comparison to amounts previously reported to us.
     For certain catastrophic events, there is greater uncertainty underlying the assumptions and associated estimated reserves for losses and loss adjustment expenses reported by our cedants. Complexity resulting from problems such as policy coverage issues, multiple events affecting one geographic area and the resulting impact on claims adjusting (including allocation of claims to event and the effect of demand surge on the cost of building materials and labour) by, and communications from, ceding companies, can cause greater uncertainty in the reserve estimates reported to us by our cedants, as well as delays to the timing with which we are notified of cedants’ changes to their loss estimates, resulting in greater uncertainty in our reserve estimates. In particular, the estimate for hurricane Katrina has been based on estimates by cedants of their exposure, industry insured loss estimates, output from both industry and proprietary models, a review of contracts potentially affected by the events, information received from both clients and brokers, and management judgement, which includes consideration of the physical factors noted above, in aggregate. It has been assumed that underlying policy terms and conditions are upheld during our clients’ loss adjustment process. However, the unique circumstances and severity of this devastating catastrophe, including the extent of flooding and resultant initial limited access by claims adjusters, introduce additional uncertainty to the normally difficult process of estimating catastrophe losses, which is compounded by the potential for legal and regulatory issues arising regarding the scope of coverage.

     To illustrate the potential variability of estimates for individual catastrophe losses, the following table outlines the percent changes from IPC’s first reported estimates for certain specific catastrophes, over specified time horizons:

						Total
						Development—
	Cumulative percentage increase of development from initial report					initial report
	After 6	After 1	After 2	After 3	Latest /	to latest
	months	year	years	years	Final %	$(000)
Cyclones Lothar / Martin	61%	66%	71%	73%	69%	24,100
Cat # 48 (WTC)	6%	7%	9%	9%	4%	4,500
2004 Florida hurricanes	113%	137%	145%		143%	116,250
Hurricane Katrina	1%	2%			2%	13,000
     Generally, the most significant development arises within six to nine months of an event, due to the limited amount of information usually available immediately after the event.
     Cyclones Lothar and Martin struck France and other parts of Europe in the last week of 1999. As such, many parts of the affected areas were still devastated, inaccessible and without power at the time we were attempting to establish reserves for 1999 year-end reporting. In many cases, our French cedants were unable to provide us with much information regarding their potential claims, and we relied more heavily on industry loss estimates, which themselves were based on very limited information. Consequently, there was significant development of our own loss, as well as for the reported industry loss. As an example, the reported industry loss for cyclone Martin increased 150% from the original estimate.
     Similarly, for the four hurricanes that struck Florida over a six-week period concluding in late September 2004, not only was the initial estimation process made difficult by the proximity to the end of the third quarter 2004 reporting period, there were the added complexities of multiple events affecting one geographic area and the resulting impact on claims adjusting (as noted above) by, and communications from, ceding companies.
     Sometimes, for extreme events such as the attack on the World Trade Center and hurricane Katrina, many excess of loss contracts that are impacted by the event incur full limit losses, on which there can be no adverse development. However, because of the uncertainties associated with hurricane Katrina noted above, there can be no assurance that significant development will not occur on contracts where the limits have not been exhausted, or that losses are reported for contracts for which we have not previously established a reserve. Generally, the size of a catastrophe is not necessarily an indicator of the amount of potential development that might occur. However, for larger catastrophes, a small percentage of development can result in a larger dollar impact on a company’s results of operations, than a larger percentage development on a smaller event.
     As noted above, our methodology provides us with an overall estimate of loss reserves for IPC as a whole. For information on historical development of IPC’s overall loss reserves, please refer to the tables provided in Item 1, Business, Reserve for Losses and Loss Adjustment Expenses, in our Report on Form 10-K for the year ended December 31, 2006.
     At March 31, 2007 management’s estimates for IBNR/RBNE represented approximately 41% of total loss reserves. The majority of the estimate relates to reserves for claims from hurricanes Katrina and Wilma, which affected various parts of Gulf coast states between August and October 2005, and from winter storm Kyrill, which affected various parts of northern Europe in January 2007. As discussed above, our reserve estimates are not mathematically or formulaically derived from factors such as numbers of claims or demand surge impact. If our estimate of IBNR/RBNE loss reserves at March 31, 2007 was inaccurate by a factor of 10%, our results of operations would be impacted by a positive or negative movement of approximately $21 million. If our total reserve for losses at March 31, 2007 was inaccurate by a factor of 10%, our incurred losses would be impacted by approximately $52 million, which represents approximately 3% of shareholders’ equity at March 31, 2007. In accordance with IPCRe’s registration under the Bermuda Insurance Act 1978 and Related Regulations (the “Insurance Act”), the loss reserves are certified annually by an independent loss reserve specialist.
     Investments
     In accordance with our investment guidelines, our investments consist of certain equity investments in mutual funds and high-grade marketable fixed maturity investments. Prior to January 1, 2007, investments were considered “Available for Sale” and were carried at fair value. Following the issuance by the FASB of SFAS 159, we elected to early adopt the fair value option for all fixed maturity and equity investments commencing January 1, 2007. This election requires the investments to now be reported as “Trading” under SFAS 115 and this election also requires the Company to adopt SFAS 157 regarding fair value measurements. The Company has elected the fair value option to simplify the accounting, as this election will reduce the burden of the monitoring of differences between the cost and fair value of our investments, including the assessment as to whether declines in value are temporary in nature, mitigates a potential volatility in earnings and further removes an element of management judgement.
     This SFAS 159 election will not amend the carrying value of our fixed maturity and equity investments as they were previously carried at fair value. Fixed maturity investments are stated at fair value as determined by the quoted market price of these securities as provided either by independent pricing services or, when such prices are not available, by reference to broker or underwriter bid indications (Level 1). Equity investments in mutual funds are stated at fair value as determined by either the most recently published net asset value — being the fund’s holdings in quoted securities (Level 1) — or the most recently advised net asset value as advised by the fund — where the fund’s holdings can be in various quoted and unquoted investments (Level 2). The difference as a result of the election of the fair value option is in respect of the treatment of unrealized gains and losses. Prior to January 1, 2007, unrealized gains and losses were included within accumulated other comprehensive income as a separate component of shareholders’ equity. On January 1, 2007, a cumulative-effect adjustment has been made to reclassify the unrealized gains and losses from accumulated other comprehensive income as at December 31, 2006 into retained earnings. Subsequent to January 1, 2007 any movement in unrealized gains and losses is now recorded within net gains (losses) on investments within the consolidated statements of income. Realized gains and losses on sales of investments continue to be determined on a first-in, first-out basis. Net investment income includes interest income on fixed maturity investments, recorded when earned, dividend income on equity investments, recorded when declared, and the amortization of premiums and discounts on investments.
     At March 31, 2007 we did not hold any fixed maturity securities that are not investment grade or not rated.
     The cumulative-effect adjustment reclassifying unrealized gains and losses from accumulated other comprehensive income to retained earnings within the consolidated balance sheets at January 1, 2007 was $128 million which represented the difference between the cost or amortized cost of our investments and the fair value of those investments at December 31, 2006, as shown in the Company’s audited financial statements for the fiscal year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2007.

($ in thousands)	Fair Value Measurement at March 31, 2007, using:
	Fair Value	Quoted Prices in	Significant Other
	Measurements	Active Markets	Observable Inputs
Description	3/31/07	(Level 1)	(Level 2)
Fixed maturity investments	1,876,547	1,876,547
Equity investments	588,970	407,627	181,343
     As investments are now reported as trading, the change in their fair value during the quarter ended March 31, 2007 of $7.9 million is included in net gains (losses) on investments within the statement of income. The increase is made up of $4.9 million from fixed maturity investments and $3.0 million from equity investments.
     In 2006, investments were reported as available for sale. The decline in the value of individual securities considered to be other than temporary and included in net gains (losses) on investments for the quarter ended March 31, 2006, was $7.7 million. Had we been able to apply the same SFAS 159 accounting in 2006, we would have had an increase in net gains (losses) on investments of $13.9 million, and therefore net income would have been $76.5 million for the quarter ended March 31, 2006.

     RESULTS OF OPERATIONS, QUARTERS ENDED MARCH 31, 2007 AND 2006
The following is a discussion of the results of operations and financial position of IPC Holdings, Ltd. References to “we”, “our”, “IPC”, or “the Company” mean IPC Holdings together with its wholly-owned subsidiaries, IPCRe and IPCUSL. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes for the quarter ended March 31, 2007.
     Our net income for the quarter ended March 31, 2007 was $77.2 million, compared to $62.6 million for the quarter ended March 31, 2006. The primary reasons for the increase are the increase in earned premiums, the increase in investment income and the increase in net gains (losses) on investments, which were partly offset by the impact of windstorm Kyrill, the details of which are discussed below.
     In the quarter ended March 31, 2007, we wrote gross premiums of $236.2 million, compared to $235.6 million in the first quarter of 2006. We wrote premiums in respect of new business totaling $13.9 million and premiums from existing business were approximately $28.2 million more in the first quarter of 2007 in comparison to the first quarter of 2006, due to increased pricing, program re-structuring and foreign exchange rate differences. This was more than offset by business which was not renewed because of unsatisfactory terms and conditions, or because the cedant did not purchase the protection, which totaled approximately $52.8 million. Excess of loss premium adjustments, which are adjustments generally arising from differences between cedants’ actual premium income and their original estimates thereof, were $0.2 million higher in the quarter ended March 31, 2007 in comparison to the first quarter of 2006. Reinstatement premiums in the first quarter of 2007 were $11.2 million higher than the first quarter of 2006, primarily due to accrual adjustments made to reinstatement premiums on IBNR in the first quarter of 2006, combined with reinstatement premiums accrued for anticipated claims from windstorm Kyrill, which affected various parts of northern Europe in January 2007.
     In the quarter ended March 31, 2007, we ceded $7.7 million of premiums to our retrocessional facilities, compared with $8.4 million in the first quarter of 2006. The actual contracts ceded are at IPC’s underwriters’ judgement in optimizing the risk profile of the portfolio, which can cause premiums ceded to vary as a proportion of our gross writings, from quarter to quarter. Net premiums earned in the quarter ended March 31, 2007 were $104.7 million, compared to $86.9 million in the first quarter of 2006. The increase is due to the increase in premiums written (excluding reinstatement premiums) during the previous twelve months, combined with the benefit of increased reinstatement premiums in the quarter.
     Net investment income was $33.1 million in the quarter ended March 31, 2007, compared to $24.6 million in the first quarter of 2006. In the first quarter of 2007 we received dividends of $7.9 million from our investments in equity funds and a fund of hedge funds, compared to dividends of $2.1 million from these investments in the first quarter of 2006. In addition, we also benefitted from an increase in the average yield of our fixed income investment portfolio.
     We recognized a net gain of $8.7 million from investments in the quarter ended March 31, 2007, compared to a net loss from investments of $(12.6) million in the first quarter of 2006. As discussed above, effective January 1, 2007 we early-adopted SFAS 159, the Fair Value Option for Financial Assets and Financial Liabilities, with respect to our investment portfolio. As a result, all unrealized gains and losses in our investment portfolio were reclassified from accumulated other comprehensive income within shareholders’ equity on our consolidated balance sheets, to retained earnings as of January 1, 2007. Further, all subsequent changes to the fair value of our investment portfolio are recorded as net gains (losses) on investments in our consolidated statements of income. Our net gain in the first quarter of 2007 includes $7.9 million resulting from the change in fair value of our investment portfolio during the period. In the quarter ended March 31, 2006, net losses from investments included an other-than-temporary impairment charge of $7.7 million in the cost basis of certain fixed income securities where management determined that there had been a decline in value which was other than temporary.
     In the quarter ended March 31, 2007, we incurred net losses and loss adjustment expenses of $53.0 million, compared to $22.1 million in the first quarter of 2006. Net incurred losses in the first quarter of 2007 included $50.0 million with respect to windstorm Kyrill, which swept across northern Europe in late January 2007. The balance of the incurred losses in the first quarter of 2007 related primarily to approximately $3 million of net prior year loss development, predominantly from cyclone Larry, which affected Australia in March 2006. Our loss ratio, which is the ratio of net losses and loss adjustment expenses to net premiums earned, was 50.6% for the quarter ended March 31, 2007, compared to 25.4% for the first quarter of 2006.
     Net acquisition costs incurred, which consist primarily of commissions and brokerage fees paid to intermediaries for the production of business, were $10.1 million for the quarter ended March 31, 2007, compared to $8.8 million in the first quarter of 2006. These costs have increased as a result of the increase in earned premium, after adjusting for the impact of brokerage on reinstatement premiums, which is generally at a lower level than on original premiums. General and administrative expenses were $7.2 million in the quarter ended March 31, 2007, compared to $6.3 million in the first quarter of 2006. The primary area of increase was salaries and other compensation, due to the expensing of stock based compensation.

     LIQUIDITY AND CAPITAL RESOURCES
     IPC Holdings is a holding company that conducts no reinsurance operations of its own. Its cash flows are limited to distributions from IPCRe and IPCUSL by way of loans or dividends. Under the Insurance Act, IPCRe is required to maintain a solvency margin and a minimum liquidity ratio, and is prohibited from declaring or paying dividends if to do so would cause IPCRe to fail to meet its solvency margin and its minimum liquidity ratio. Under the Insurance Act, IPCRe is prohibited from paying dividends of more than 25% of its total statutory capital and surplus at the end of the previous fiscal year unless it files an affidavit stating that the declaration of such dividends has not caused IPCRe to fail to meet its solvency margin and minimum liquidity ratio. The Insurance Act also prohibits IPCRe from declaring or paying any dividend without the approval of the Supervisor of Insurance of Bermuda if IPCRe failed to meet its solvency margin and minimum liquidity ratio on the last day of the previous fiscal year. In addition, IPCRe is prohibited under the Insurance Act from reducing its opening total statutory capital by more than 15% without the approval of the Authority. The maximum dividend payable by IPCRe in accordance with the foregoing restrictions as of March 31, 2007 was approximately $507.2 million.
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
     Net cash inflows from operating activities in the quarter ended March 31, 2007 were $66.6 million compared to net cash inflows of $2.8 million in the first quarter of 2006. The significant increase is primarily the result of the decrease in net claims paid during the period, which were $84.4 million in the quarter ended March 31, 2007, compared to $144.0 million in the first quarter of 2006.
     Net cash outflows from investing activities in the quarter ended March 31, 2007 were $58.7 million (2006 — inflows of $6.2 million), primarily as a result of increased net purchases of investments using cash generated from operations. Cash and cash equivalents decreased by $9.2 million in the quarter ended March 31, 2007, resulting in a balance of $79.2 million at March 31, 2007. At March 31, 2007, 56% of IPC’s fixed maturity investment portfolio (based on fair value) was held in securities rated AAA, and 24% was held in securities rated AA. At December 31, 2006 the proportions of securities so rated were 52% and 24%, respectively. At March 31, 2007 the average modified duration of IPC’s fixed maturity portfolio was 3.3 years, compared to 3.2 years at December 31, 2006. We believe that because of the relatively short duration and high quality of IPC’s investment portfolio, we have sufficient liquidity to meet IPC’s cash demands.
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
     Ratings are an important factor in establishing the competitive position of reinsurance companies. IPCRe and IPCRe Europe have an insurer financial strength rating of “A (Excellent; 3rd of 15 categories)” from A.M. Best and are rated “A- (Strong; 7th of 18 categories)” for financial strength and counter-party credit by Standard & Poor’s. A.M. Best and Standard & Poor’s ratings reflect their opinions of a reinsurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders, but are not evaluations directed to investors in our securities and are not recommendations to buy, sell or hold our securities. Our ratings are subject to periodic review by A.M. Best and Standard & Poor’s, and we cannot assure you that we will be able to retain those ratings. On April 19, 2007, Standard & Poor’s lowered IPCRe and IPCRe Europe’s “A” ratings (with a negative outlook) to “A-” ratings (with a stable outlook), as part of its annual rating review. If these ratings are reduced from their current levels by A.M. Best and/or Standard & Poor’s, our competitive position in the insurance industry could suffer and it may be more difficult for us to market our products. A downgrade could result in a loss of business as ceding companies move to other reinsurers with higher ratings, and a significant downgrade to a rating below “A-” by A.M. Best or Standard & Poor’s could trigger provisions allowing some cedants to opt to cancel their reinsurance contracts with us.
     IPCRe is not a licensed insurer in the United States and therefore, under the terms of most of its contracts with U.S.-based companies, must provide security to reinsureds to cover unpaid liabilities in a form acceptable to state insurance commissioners. Typically, this type of security takes the form of a letter of credit issued by an acceptable bank, the establishment of a trust, or a cash advance. At March 31, 2007 IPCRe obtained letters of credit through two commercial banks pursuant to two bilateral facilities in amounts of $350 million and $100 million, respectively, and a $250 million senior secured syndicated facility discussed below. In turn, IPCRe provides the banks security by giving them liens over certain of IPCRe’s investments in an amount not to exceed 118% of the aggregate letters of credit outstanding. Effective March 31, 2007 and December 31, 2006, there were outstanding letters of credit of $276.7 million and $375.9 million, respectively. The majority of the amount at the end of March 2007 was due to the requirements of our clients as a result of claims arising from hurricanes Katrina, Rita and Wilma. The total amount of security required by the banks under the facilities at March 31, 2007 and December 31, 2006 was approximately $321.4 million and $435.8 million respectively. Effective April 13, 2006 IPC entered into a five-year, $500 million credit agreement with a syndicate of lenders. The credit agreement consists of a $250 million senior unsecured credit facility available for revolving borrowings and letters of credit, and a $250 million senior secured credit facility available for letters of credit. The revolving line of credit is available for the working capital, liquidity and general corporate requirements of the Company and its subsidiaries. Total letter of credit capacity available to IPC is at least $700 million, including the new facility. Under the terms of the $500 million credit agreement, IPC is permitted to declare and pay dividends provided there are no defaults or unmatured defaults pending. One of the significant covenants of the facility requires IPC to maintain a minimum net worth (shareholders’ equity) of $1 billion, plus 25% of any positive net income for each fiscal year, beginning with the fiscal year ending December 31, 2006, plus 25% of the net proceeds of any equity issuance or other capital contributions. As of March 31, 2007 the maximum dividend payable by IPC Holdings under the terms of the facility was $802.0 million. As of the date of this report, no amounts have been drawn under the facility, and we are in compliance with all terms and covenants thereof.
     Our investment portfolio does not currently include direct investments in options, warrants, swaps, collars or similar derivative instruments, although such instruments may be included within the underlying investments of our fund of hedge funds. Our investment policy guidelines provide that financial futures and options and foreign exchange contracts may not be used in a speculative manner, but may be used, subject to certain numerical limits, only as part of a defensive strategy to protect the market value of the portfolio. Also, our portfolio does not contain any investments in real estate or mortgage loans.
     Neither the Company, IPCRe nor IPCUSL have any material commitments for capital expenditures.
     Share Repurchase Program
     On April 24, 2007, the Board of Directors authorized a share repurchase of up to $200 million of the Company’s common shares. Such repurchase may be conducted by means of open market repurchases, privately negotiated transactions (including accelerated share repurchase plans or use of a forward contract to repurchase shares) or otherwise. There were no share repurchases in the first quarter.
     Off Balance Sheet Arrangements
     Neither the Company nor any of its subsidiaries have any forms of off-balance sheet arrangements, or cash obligations and commitments, as defined by Item 303(a)(4) of Regulation S-K.
     Relationships with American International Group, Inc.
     For a discussion of certain of our contractual relationships with American International Group, Inc. (“AIG”), please see “Certain Relationships and Related Transactions” in our Preliminary Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 10, 2007 and incorporated by reference into our Form 10-K for the year ended December 31, 2006. All transactions with AIG are conducted at arm’s length, with normal terms and conditions applicable.
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
     We believe that statistical models alone do not provide a reliable method of monitoring and controlling market risk. While VaR models are relatively sophisticated, the quantitative market risk information is limited by the assumptions and parameters established in creating the related models, which rely principally on historic data. Because of this, such models may not accurately predict future market behaviour. Therefore, such models are tools and do not substitute for the experience or judgement of senior management.
     Our investment managers performed a VaR analysis, to estimate the maximum potential loss of fair value for each segment of market risk, as of March 31, 2007 and 2006. The analysis calculated the VaR with respect to the net fair value of our invested assets (cash and cash equivalents, equity and high-grade fixed income securities) as of March 31, 2007 and 2006 using historical simulation methodology. At March 31, 2007 the VaR of IPCRe’s investment portfolio was approximately

$29.7 million, which represents a 95th percentile value change over a one-month time horizon. This result was obtained through historical simulation using approximately 750 days (3 years) of historical interest rate and equity market data. As of March 31, 2007 the VaR of IPCRe’s investment portfolio represented 1% of the total fair value of the investment portfolio.
     The following table presents the VaR of each component of market risk of IPCRe’s investment portfolio as of March 31, 2007, December 31, 2006, September 30, 2006, June 30, 2006 and March 31, 2006, respectively, and the average for the twelve months ended March 31, 2007 calculated using the beginning, quarterly and ending points (expressed in thousands of U.S. dollars):

	At	At	At	At	At	Average for 12
	March 31,	December 31,	September 30,	June 30,	March 31,	months ended March
Market Risk	2007	2006	2006	2006	2006	31, 2007
Currency	$2,703	$2,628	$2,749	$3,097	$3,188	$2,873
Interest Rate	25,444	27,270	31,210	35,593	37,363	31,376
Equity (incl. hedge fund)	18,814	18,963	17,793	17,879	18,786	18,447

Sum of Risk	46,961	48,861	51,752	56,569	59,337	52,696
Diversification Benefit	(17,254)	(15,885)	(18,757)	(18,690)	(19,657)	(18,049)

Total Net Risk	$29,707	$32,976	$32,995	$37,879	$39,680	$34,647

     From December 2006 to March 2007, interest rate VaR decreased primarily due a reduction in both the level and volatility of interest rates in the U.S. In addition, equity VaR decreased due to a decline in historical volatility of the U.S. equity market. IPCRe’s premiums receivable and liabilities for losses from reinsurance contracts it has written, are also exposed to the risk of changes in value resulting from fluctuations in foreign currency exchange rates. To an extent, the impact on loss reserves of a movement in an exchange rate, will be partly offset by the impact on assets (receivables and cash/investments) denominated in the same currency, or vice versa. As of March 31, 2007 an estimated $61 million (December 31, 2006 — $25 million) of reinsurance premiums receivable, and an estimated $90 million (December 31, 2006 — $46 million) of loss reserves, were denominated in non-U.S. currencies. The currencies to which IPC has the most net exposure are Euro, UK sterling and Swedish Krona. If the dollar strengthened 10% against sterling, our net adverse exchange exposure would be approximately $1.2 million; if the dollar weakened 10% against the Euro and Swedish Krona, our net adverse exchange exposure would be approximately $3.6 million and $0.4 million respectively.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
NONE
Item 1A. Risk Factors.
As a result of Standard & Poor’s announcement on April 19, 2007 that IPCRe’s and IPCRe Europe’s “A” rating (with a negative outlook) would be lowered to “A-” (with a stable outlook), the following amends and restates in its entirety the risk factor labeled “We are rated by A.M. Best and S & P, and a decline in these ratings could affect our standing among customers and cause our sales and earnings to decrease” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2006 filed with the SEC on February 27, 2007.
We are rated by A.M. Best and S & P, and a decline in these ratings could affect our standing among customers and cause our sales and earnings to decrease.
Ratings are an important factor in establishing the competitive position of reinsurance companies. IPCRe and IPCRe Europe have an insurer financial strength rating of “A (Excellent; 3rd of 15 categories)” from A.M. Best and are rated “A- (Strong; 7th of 18 categories)” for financial strength and counter-party credit by S & P. A.M. Best and S & P ratings reflect their opinions of a reinsurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders, but are not evaluations directed to investors in our securities and are not recommendations to buy, sell or hold our securities. In November 2005, as a result of the devastation brought by hurricane Katrina and the adverse effect on our financial condition, A.M. Best lowered our rating from A+ to A. Shortly thereafter, S & P also lowered their rating from A+ to A. Both of these ratings were affirmed during 2006. On April 19, 2007, Standard & Poor’s announced that IPCRe’s and IPCRe Europe’s “A” rating (with a negative outlook) would be lowered to “A-” (with a stable outlook), as part of its annual review. Our ratings are subject to periodic review by A.M. Best and S & P, and we cannot assure you that we will be able to retain those ratings. If these ratings are reduced from their current levels by A.M. Best and/or S & P, our competitive position in the insurance industry could suffer and it would be more difficult for us to market our products. A downgrade could result in a loss of business as ceding companies move to other reinsurers with higher ratings, and a significant downgrade to a rating below A- by A.M. Best or S & P could trigger provisions allowing some cedants to opt to cancel their reinsurance contracts with us.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.
NONE
Item 3. Defaults upon Senior Securities.
NONE
Item 4. Submission of Matters to a Vote of Security Holders.
NONE
Item 5. Other Information.
NONE
Item 6. Exhibits.
(a) Exhibits

Exhibit	Method of
Number	Filing	Description

3.1	(2)	Memorandum of Association of the Company

3.2	(3)	Amended and Restated Bye-Laws of the Company

3.3	(2)	Form of Memorandum of Increase of Share Capital

11.1	(1)	Reconciliation of basic and diluted net income per common share (“EPS”)

12.1	(1)	Statement of Computation of Ratios of Earnings to Fixed Charges

31.1	(1)	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	(1)	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	(4)	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	(4)	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed herewith

(2)	Incorporated by reference to the corresponding exhibit on our Registration Statement on Form S-1 (No. 333-00088).

(3)	Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-3 filed on April 27, 2006 (Registration No. 333-133605).

(4)	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (sub-sections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), and are not being filed as exhibits to this report.

IPC HOLDINGS, LTD.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPC Holdings, Ltd. (Registrant)
Date April 27, 2007	/s/ James P. Bryce
James P. Bryce
President and Chief Executive Officer

Date April 27, 2007	/s/ John R. Weale
John R. Weale
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Method of
Number	Filing	Description

3.1	(2)	Memorandum of Association of the Company

3.2	(3)	Amended and Restated Bye-Laws of the Company

3.3	(2)	Form of Memorandum of Increase of Share Capital

11.1	(1)	Reconciliation of basic and diluted net income per common share (“EPS”)

12.1	(1)	Statement of Computation of Ratios of Earnings to Fixed Charges

31.1	(1)	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	(1)	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	(4)	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	(4)	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed herewith.

(2)	Incorporated by reference to the corresponding exhibit on our Registration Statement on Form S-1 (No. 333-00088).

(3)	Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-3 filed on April 27, 2006 (Registration No. 333-133605).

(4)	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (sub-sections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), and are not being filed as exhibits to this report.