Form 10-Q
period 2007-06-30
IPC HOLDINGS LTD
filed 2007-07-30
CIK 909815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒   Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

☒  Large accelerated filer    ☐  Accelerated filer    ☐  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The number of outstanding common shares, par value U.S. $0.01 per share of IPC Holdings, Ltd., as of July 30, 2007 was 60,466,762.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of United States dollars, except for per share amounts)

	As of June 30, 2007	As of December 31, 2006
	(unaudited)
ASSETS:
Fixed maturity investments, at fair value (amortized cost 2007: $1,785,964; 2006: $1,808,917)	$1,774,705	$1,819,561
Equity investments, at fair value (cost 2007: $476,863; 2006: $460,197)	625,865	577,549
Cash and cash equivalents	35,948	88,415
Reinsurance premiums receivable	219,208	113,811
Deferred premiums ceded	7,973	2,823
Losses and loss adjustment expenses recoverable	25,572	1,989
Accrued investment income	28,243	28,469
Deferred acquisition costs	22,876	9,551
Prepaid expenses and other assets	4,429	3,261

TOTAL ASSETS	$2,744,819	$2,645,429

LIABILITIES:
Reserve for losses and loss adjustment expenses	$536,019	$548,627
Unearned premiums	212,441	80,043
Reinsurance premiums payable	9,889	4,680
Deferred fees and commissions	1,347	1,150
Accounts payable and accrued liabilities	19,693	19,974

TOTAL LIABILITIES	779,389	654,474

SHAREHOLDERS’ EQUITY:
Common shares outstanding, par value U.S. $0.01: 2007: 60,659,489; 2006: 63,706,567 shares	607	637
Preferred shares – Series A mandatory convertible preferred shares outstanding, par value U.S. $0.01: 2007: 9,000,000; 2006: 9,000,000	90	90
Additional paid-in capital	1,403,434	1,474,092
Retained earnings	561,985	388,826
Accumulated other comprehensive (loss) income	(686)	127,310

TOTAL SHAREHOLDERS’ EQUITY	1,965,430	1,990,955

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,744,819	$2,645,429

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Expressed in thousands of United States dollars, except for per share amounts)

	Quarter ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES:
Gross premiums written	$109,259	$120,325	$345,502	$355,918
Change in unearned premiums	(5,284)	(14,614)	(132,398)	(158,640)

Premiums earned	103,975	105,711	213,104	197,278

Reinsurance premiums ceded	(7,062)	(6,964)	(14,718)	(15,389)
Change in deferred premiums ceded	1,936	2,023	5,150	5,824

Premiums ceded	(5,126)	(4,941)	(9,568)	(9,565)

Net premiums earned	98,849	100,770	203,536	187,713
Net investment income	31,904	31,064	65,014	55,668
Net gains (losses) on investments	1,868	4,521	10,545	(8,093)
Other income	261	925	887	1,762

	132,882	137,280	279,982	237,050

EXPENSES:
Net losses and loss adjustment expenses	87,210	13,387	140,163	35,483
Net acquisition costs	10,437	9,043	20,585	17,832
General and administrative expenses	6,799	8,772	13,958	15,121
Net exchange loss (gain)	464	(2,744)	97	(2,855)

	104,910	28,458	174,803	65,581

NET INCOME	27,972	108,822	105,179	171,469
Dividends on preferred shares	4,378	4,378	8,564	8,612

Net income available to common shareholders	$23,594	$104,444	$96,615	$162,857

Basic net income per common share	$0.37	$1.64	$1.52	$2.56
Diluted net income per common share	$0.37	$1.50	$1.48	$2.36

Weighted average number of common shares—basic	63,194,240	63,630,224	63,445,797	63,621,492
Weighted average number of common shares—diluted	63,210,001	72,635,057	70,979,971	72,626,599

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Expressed in thousands of United States dollars)

	Quarter ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET INCOME	$27,972	$108,822	$105,179	$171,469

Other comprehensive (loss) income:
Net holding (losses) on investments during period	—	(28,567)	—	(27,295)
Reclassification adjustment for (gains) losses included in net income	—	(4,521)	—	8,093

	—	(33,088)	—	(19,202)

COMPREHENSIVE INCOME	$27,972	$75,734	$105,179	$152,267

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Expressed in thousands of United States dollars, except per share amounts)

	As of June 30, 2007	As of December 31, 2006
	(unaudited)
COMMON SHARES PAR VALUE $0.01:
Balance, beginning of year	$637	$637
Additional shares issued	2	—
Shares repurchased	(32)	—

Balance, end of period	$607	$637

PREFERRED SHARES PAR VALUE $0.01:
Balance beginning of year	$90	$90
Additional shares issued	—	—

Balance, end of period	$90	$90

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	$1,474,092	$1,470,765
Shares issued	—	59
Common shares repurchased	(73,977)	—
Stock options and grants awarded	4,855	2,217
Net change in deferred compensation	(1,536)	1,051

Balance, end of period	$1,403,434	$1,474,092

RETAINED EARNINGS:
Balance, beginning of year	$388,826	$52,126
Cumulative-effect adjustment of adopting SFAS 159	127,996	—
Net income	105,179	394,585
Reduction on common share repurchase	(25,991)	—
Dividends paid and accrued	(34,025)	(57,885)

Balance, end of period	$561,985	$388,826

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME:
Balance, beginning of year	$127,310	$92,782
Cumulative-effect adjustment of adopting SFAS 159	(127,996)	—
Other comprehensive income	—	34,528

Balance, end of period	$(686)	$127,310

TOTAL SHAREHOLDERS’ EQUITY	$1,965,430	$1,990,955

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of United States dollars)

	Six months ended June 30,
	2007	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$105,179	$171,469
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Amortization of fixed maturity discounts, net	(2,055)	(5,385)
Net (gains) losses on investments	(10,545)	8,093
Stock compensation	3,321	1,787
Changes in:
Reinsurance premiums receivable	(105,397)	(91,343)
Deferred premiums ceded	(5,150)	(5,824)
Loss and loss adjustment expenses recoverable	(23,583)	(346)
Accrued investment income	226	(3,153)
Deferred acquisition costs	(13,325)	(16,528)
Prepaid expenses and other assets	(1,168)	(3,800)
Reserve for losses and loss adjustment expenses	(12,608)	(284,607)
Unearned premiums	132,398	158,640
Reinsurance premiums payable	5,209	6,298
Deferred fees and commissions	197	2,026
Accounts payable and accrued liabilities	(281)	2,691

Cash provided by (used in) operating activities	72,418	(59,982)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed maturity investments	(614,579)	(759,948)
Proceeds from sale of fixed maturity investments	567,384	596,866
Proceeds from maturities of fixed maturity investments	73,000	276,450
Purchases of equity investments	(16,666)	(103,832)
Proceeds from sale of equity investments	—	93,681

Cash provided by investing activities	9,139	103,217

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common shares	(100,000)	—
Net proceeds from share issuance	—	(28)
Cash dividends paid to shareholders	(34,024)	(29,441)

Cash used in financing activities	(134,024)	(29,469)

Net (decrease) increase in cash and cash equivalents	(52,467)	13,766
Cash and cash equivalents, beginning of period	88,415	31,113

Cash and cash equivalents, end of period	$35,948	$44,879

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except for per share amounts)

(unaudited)

1. GENERAL:

The consolidated interim financial statements presented herein have been prepared on the basis of accounting principles generally accepted in the United States of America and include the accounts of IPC Holdings, Ltd. (the “Company”) and its wholly-owned subsidiaries, IPCRe Limited (“IPCRe”) and IPCRe Underwriting Services Limited (“IPCUSL” and, together with the Company and IPCRe, “IPC”) and IPCRe Europe Limited, which is a wholly-owned subsidiary of IPCRe. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the quarter and six-month periods ended June 30, 2007 and 2006, respectively, the consolidated balance sheet as of June 30, 2007 and the consolidated statements of cash flows for the six months ended June 30, 2007 and 2006, respectively. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 27, 2007. The results of operations for any interim period are not necessarily indicative of results for the full year.

2. DIVIDENDS:

On February 15, 2007 we paid a preferred dividend of $0.475781 per Series A Mandatory Convertible preferred share to preferred shareholders of record on January 31, 2007.

On March 22, 2007 we paid a common stock dividend of $0.20 per share to shareholders of record on March 6, 2007.

On May 15, 2007 we paid a preferred dividend of $0.475781 per Series A Mandatory Convertible preferred share to preferred shareholders of record on May 1, 2007.

On June 21, 2007 we paid a common stock dividend of $0.20 per share to shareholders of record on June 5, 2007.

On July 25, 2007 we declared a preferred dividend of $0.475781 per Series A Mandatory Convertible preferred share, to be paid on August 15, 2007 to preferred shareholders of record on August 1, 2007.

On July 25, 2007 we declared a common stock dividend of $0.20 per share, to be paid on September 20, 2007 to shareholders of record on September 4, 2007.

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

On February 20, 2007, the Board of Directors terminated the Option Plan pursuant to its terms, with respect to the common shares not at that time subject to options under the Option Plan and on July 25, 2007, the Board of Directors terminated the 2003 Stock Incentive Plan pursuant to its terms with respect to common shares not at that time subject to awards thereunder. On April 24, 2007, upon the recommendation of the Compensation Committee to the Board of Directors, the Board of Directors unanimously adopted and approved the IPC Holdings, Ltd. 2007 Incentive Plan (the “2007 Incentive Plan”). The 2007 Incentive Plan was subsequently approved by shareholders at the Company’s Annual General Meeting of shareholders, which was held on June 22, 2007. The 2007 Incentive Plan is designed to replace the terminated Option Plan and the terminated 2003 Stock Incentive Plan. To date, no awards have been made or are intended to be made under the 2007 Incentive Plan, nor does the Company currently expect to make any awards under the 2007 Incentive Plan until the fiscal year beginning on January 1, 2008.

A summary of the status of the Company’s Option Plan as of June 30, 2007 and 2006 and changes during the six-month periods then ended is presented in the tables and narrative below.

	Six months ended June 30,
	2007		2006
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding, beginning of period	611,625	$34.30	452,125	$36.47
Granted	—	$—	162,500	$28.00
Exercised	—	$—	—	$—
Forfeited	—	$—	—	$—
Outstanding, end of period	611,625	$34.30	614,625	$34.23
Exercisable, end of period	379,750	$34.16	235,250	$26.64
Weighted average fair value of options granted (per share)		$—		$8.99

The total intrinsic value of stock options exercised was $nil for the six-month periods ended June 30, 2007 and 2006. The weighted average remaining contractual period as of June 30, 2007 was 6.7 years and 6.0 years for outstanding and exercisable options respectively. The aggregate intrinsic value as of June 30, 2007 was $1,261 and $738 for outstanding and exercisable options respectively.

There were no options granted during the six months ended June 30, 2007, and as noted above, the Option Plan was terminated on February 20, 2007. The fair value of options granted on March 17, 2006 was estimated using the Black-Scholes option pricing model, using an assumed risk-free interest rate of 4.71%; an expected dividend yield of 2.286%; an expected life of 7 years; an expected volatility of 31.0%; and a forfeiture rate of 16%.

The assumed risk-free interest rate is the market yield on U.S. Treasury securities at 7-year constant maturity to match the expected life. The expected life is estimated based on a 4-year vesting period and a 10-year exercising period together with a review of actual exercising patterns. The expected dividend yield is calculated using the share price and the last dividend per share amount at the date of grant. The expected volatility was calculated using the Company’s own historic price volatility over the previous 5.6 years. The forfeiture rate is obtained from the Company’s actual historic experience.

Range of exercise price	Outstanding at June 30, 2007	Weighted average contractual period in years	Weighted average exercise price /$	Exercisable at June 30, 2007	Weighted average exercise price /$
$13-19	6,000	2.50	15.38	6,000	15.38
$19-25	10,000	2.70	21.73	10,000	21.73
$25-31	230,625	7.32	27.96	108,750	27.91
$31-37	83,750	4.68	31.65	83,750	31.65
$37-43	128,750	6.50	38.90	95,000	38.90
$43-49	152,500	7.50	43.03	76,250	43.03
Total	611,625			379,750

As of June 30, 2007, there was $4,851 of total unrecognized compensation cost related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.64 years.

4. NEW ACCOUNTING PRONOUNCEMENTS:

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements” (SFAS 157). Commencing January 1, 2007, the Company elected for early adoption of the fair value option for all fixed maturity and equity investments and therefore also adopted SFAS 157. The effects of the adoption are shown in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Critical Accounting Policies under Investments.

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

Premiums

Premiums are recorded as written at the beginning of each policy, based upon information received from ceding companies and their brokers, and are earned over the policy period. For excess of loss contracts, the amount of deposit premium is contractually documented at inception, and management uses this as its best estimate for accounting for these premiums. Premiums are earned on a pro rata basis over the policy period. Premiums may be adjusted upwards or downwards over the policy period as a result of changes in the cedants’ actual exposure base and the original estimates thereof, although most contracts do provide for a minimum premium in the contract terms. We refer to such changes in premiums as adjustment premiums. For proportional treaties, the amount of premium is normally estimated at inception using data provided by the ceding company. We account for such premium using our initial estimates, which are reviewed regularly for reasonableness by management with respect to the actual premium reported by the ceding company. At June 30, 2007 the amount of premium accrued resulting from management’s estimates for proportional treaties was approximately 4% of total gross premiums written for the six months then ended. Reinstatement premiums are recognized and accrued at the time we incur a loss and where coverage of the original contract is reinstated under pre-defined contract terms, and are earned pro-rata over the reinstated coverage period. Such accruals are based upon actual contractual terms applied to the amount of loss reserves expected to be paid, and the only element of management judgement involved is with respect to the amount of loss reserves as described below, and associated rates on line (i.e. price). The amount accrued at June 30, 2007 for estimated reinstatement premiums on Reported But Not Enough losses (“RBNE”) and Incurred But Not Reported (“IBNR”) loss reserves was $22.9 million.

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

When a catastrophic event occurs, we first determine which treaties may be affected using our geographic database of exposures. We then contact the respective brokers and ceding companies involved with those treaties, to determine their estimate of involvement and the extent to which the reinsurance program is affected. We may also use computer modeling to measure and estimate loss exposure under the actual event scenario, if available. For excess of loss business, which is generally over 90% of the premiums we write, we are aided by the fact that each treaty has a defined limit of liability arising from one event. Once that limit has been reached, we have no further exposure to additional losses from that treaty for the same event.

For proportional treaties, we generally use an initial estimated loss and loss expense ratio (the ratio of losses and loss adjustment expenses incurred to premiums earned) based upon information provided by the ceding company and/or their broker and our historical experience of that treaty, if any, and such estimate is adjusted as actual experience becomes known.

We establish reserves based upon estimates of losses incurred by the ceding companies, including reserves where we believe that the ultimate loss amount is greater than that reported to us by the ceding company. These reserves, which provide for development on reported losses, are also known as RBNE reserves. We also establish reserves for losses incurred as a result of an event known but not reported to us. These IBNR reserves, together with RBNE reserves, are established for both catastrophe and other losses. To estimate the portion of losses and loss adjustment expenses relating to these claims for the year, we review our portfolio of business to determine where the potential for loss may exist. Industry loss data, as well as actual experience, knowledge of the business written by us and general market trends in the reinsurance industry, are considered. Since 1993, we have contracted AIR Worldwide Corporation for the use of their proprietary models—currently CATRADER ®—as part of our modeling approach. These computer-based loss modeling systems utilize A.M. Best’s data and direct exposure information obtained from our clients. We may also use CATRADER ® to measure and estimate loss exposure under the actual event scenario, if available. The sum of the individual estimates derived from the above methodology provides us with an overall estimate of the loss reserves for IPC as a whole. Our reserving methodology uses a process that calculates a point estimate, as opposed to a methodology that develops a range of estimates.

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

There is a time lag inherent in reporting from the original claimant to the primary insurer to the broker and then to the reinsurer. Reporting of property claims arising from catastrophes in general tends to be prompt (as compared to reporting of claims for casualty or other “long-term” lines of business). However, the timing of claims reporting can vary depending on various factors, including: the nature of the event (e.g. hurricane, earthquake, hail, man-made events such as terrorism or rioting); the geographic area involved; the quality of the cedant’s claims management and reserving practices; and whether the claims arise under reinsurance contracts for primary companies, or reinsurance of other reinsurance companies (i.e. retrocession). Because the events from which claims arise are typically prominent, public occurrences, we are often able to use independent reports of such events to augment our loss reserve estimation process. Because of the degree of reliance that we place on ceding companies for claims reporting, the associated time lag, the low frequency/high severity nature of the business we underwrite and the varying reserving practices among ceding companies, our reserve estimates are highly dependent on management judgement and are therefore subject to significant variability. During the loss settlement period, additional facts regarding individual claims and trends may become known, and current laws and case law may change.

IPC’s controls in place require that claim payments and reserves must be authorized by an underwriter upon processing. Large claims must also be approved by senior management prior to a claims payment being made. While we have the right to audit client data, most of our claims result from events that are well known such as hurricanes or earthquakes, and in assessing the reasonableness of reported claims, our claims processors and underwriters ask follow-up questions as necessary. We also cross reference and verify amounts requested as collateral by ceding companies, in comparison to amounts previously reported to us.

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

To illustrate the potential variability of estimates for individual catastrophe losses, the following table outlines the percent changes from IPC’s first reported estimates for certain specific catastrophes, over specified time horizons:

	Percentage increase of development from initial report
	After 6 months	After 1 year	After 2 years	After 3 years	Latest / Final %	Total Development – initial report to latest $(000)
Cyclones Lothar / Martin	61%	66%	71%	73%	69%	24,100
Cat # 48 (WTC)	6%	7%	9%	9%	4%	4,500
2004 Florida hurricanes	113%	137%	145%		143%	116,250
Hurricane Katrina	1.5%	1.6%			-0.4%	(3,000)

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

At June 30, 2007 management’s estimates for IBNR/RBNE loss reserves represented approximately 52% of total loss reserves. The estimate mostly relates to reserves for claims from hurricanes Katrina and Wilma, which affected various parts of Gulf coast states between August and October 2005, from windstorm Kyrill, which affected various parts of northern Europe in January 2007, from flooding which impacted parts of northern England in June 2007, and the storm and subsequent flooding which affected parts of New South Wales, Australia in early June 2007. The initial estimation process for the June 2007 U.K. and Australian loss events was made difficult by the proximity of the events to the end of the second quarter. The complexity resulting from the ongoing floods in several areas of England introduces additional uncertainty to the normally difficult process of estimating IBNR/RBNE loss reserves. The resulting impact on claims adjusting (including allocation of claims to the multiple events because of the time periods covered and the effect of demand surge on the cost of building materials, labour and additional living expenses), is likely to cause delays to the timing with which we are notified of loss estimates by ceding companies. As discussed above, our reserve estimates are not mathematically or formulaically derived from factors such as numbers of claims or demand surge impact. If our estimate of IBNR/RBNE loss reserves at June 30, 2007 was inaccurate by a factor of 10%, our results of operations would be impacted by a positive or negative movement of approximately $28 million. If our total reserve for losses at June 30, 2007 was inaccurate by a factor of 10%, our incurred losses would be impacted by approximately $54 million, which represents approximately 3% of shareholders’ equity at June 30, 2007. In accordance with IPCRe’s registration under the Bermuda Insurance Act 1978 and Related Regulations (the “Insurance Act”), our loss reserves are certified annually by an independent loss reserve specialist.

Investments

In accordance with our investment guidelines, our investments consist of certain equity investments in mutual funds and high-grade marketable fixed maturity investments. Prior to January 1, 2007, investments were considered “Available for Sale” and were carried at fair value. Following the issuance by the FASB of SFAS 159, we elected to early adopt the fair value option for all fixed maturity and equity investments commencing January 1, 2007. This election requires the investments to now be reported as “Trading” under SFAS 115 and this election also requires the Company to adopt SFAS 157 regarding fair value measurements. The Company elected to early adopt the fair value option to simplify the accounting, as this election reduces the burden of the monitoring of differences between the cost and fair value of our investments, including the assessment as to whether declines in value are temporary in nature, mitigates a potential volatility in earnings and further removes an element of management judgement.

This SFAS 159 election does not amend the carrying value of our fixed maturity and equity investments as they were previously carried at fair value. Fixed maturity investments are stated at fair value as determined by the quoted market price of these securities and as provided either by independent pricing services or, when such prices are not available, by reference to broker or underwriter bid indications (Level 1). Equity investments in mutual funds are stated at fair value as determined by either the most recently published net asset value – being the fund’s holdings in quoted securities (Level 1)—or the most recently advised net asset value as advised by the fund – where the fund’s holdings can be in various quoted and unquoted investments (Level 2). The difference in accounting arising as a result of the election of the fair value option is in respect of the treatment of unrealized gains and losses. Prior to January 1, 2007, unrealized gains and losses were included within accumulated other comprehensive income as a separate component of shareholders’ equity. On January 1, 2007, a cumulative-effect adjustment was made to reclassify the unrealized gains and losses from accumulated other comprehensive income as at December 31, 2006 into retained earnings. Subsequent to January 1, 2007 any movement in unrealized gains and losses is now recorded within net gains (losses) on investments within the consolidated statements of income. Realized gains and losses on sales of investments continue to be determined on a first-in, first-out basis. Net investment income includes interest income on fixed maturity investments, recorded when earned, dividend income on equity investments, recorded when declared, and the amortization of premiums and discounts on investments.

At June 30, 2007 we did not hold any fixed maturity securities that are not investment grade or not rated.

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

($ in thousands)	Fair Value Measurement at June 30, 2007, using:
Description	Fair Value Measurements at June 30, 2007	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Fixed maturity investments	1,774,705	1,774,705
Equity investments	625,865	434,802	191,063

As investments are now reported as trading, the change in their fair value during the six months ended June 30, 2007 of $9.7 million is included in net gains (losses) on investments within the statement of income. The increase is made up of an increase of $31.6 million from equity investments, offset by a decrease of $21.9 million from fixed maturity investments.

In 2006, investments were reported as available for sale. The decline in the value of individual securities considered to be other than temporary and included in net gains (losses) on investments for the six months ended June 30, 2006, was $25.7 million. Had we been able to apply the same SFAS 159 accounting in 2006, we would have had a decrease in net gains (losses) on investments of $19.2 million, and therefore net income would have been $152.3 million for the six months ended June 30, 2006.

RESULTS OF OPERATIONS, QUARTERS ENDED JUNE 30, 2007 AND 2006

The following is a discussion of the results of operations and financial position of IPC Holdings, Ltd. References to “we”, “our”, “IPC”, or “the Company” mean IPC Holdings together with its wholly-owned subsidiaries, IPCRe and IPCUSL. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes for the quarter ended June 30, 2007.

Our net income for the quarter ended June 30, 2007 was $28.0 million, compared to $108.8 million for the quarter ended June 30, 2006. The primary reason for the decrease is the increase in incurred losses, primarily resulting from floods in the U.K. and storm/flooding which affected New South Wales, Australia, the details of which are discussed below.

In the quarter ended June 30, 2007, we wrote gross premiums of $109.3 million, compared to $120.3 million in the second quarter of 2006. We wrote premiums in respect of new business totaling $4.1 million, but premiums from existing business were approximately $6.7 million less in the second quarter of 2007 in comparison to the second quarter of 2006, mostly due to program re-structuring. Furthermore, business which was not renewed because of unsatisfactory terms and conditions, or because the cedant did not purchase the protection, totaled approximately $6.7 million. Excess of loss adjustment premiums were $3.1 million less in the quarter ended June 30, 2007 in comparison to the second quarter of 2006. Reinstatement premiums in the second quarter of 2007 were $1.2 million higher than in the second quarter of 2006, primarily due to accruals resulting from anticipated claims from the U.K. floods, offset in part by a reduction in reinstatement premiums for prior year events where estimated ultimate losses have reduced, as noted below.

In the quarter ended June 30, 2007, we ceded $7.1 million of premiums to our retrocessional facilities, compared with $7.0 million in the second quarter of 2006. The actual contracts ceded are at IPC’s underwriters’ judgement in optimizing the risk profile of the portfolio, which can cause premiums ceded to vary as a proportion of our gross writings, from quarter to quarter. In addition, a proportion of reinstatement premiums, accrued as a result of U.K. flood losses, in the amount of $1.6 million, were also ceded to our retrocessionnaires, for those contracts where we had benefited from retrocessional recoveries. Net premiums earned in the quarter ended June 30, 2007 were $98.8 million, compared to $100.8 million in the second quarter of 2006.

Net investment income was $31.9 million in the quarter ended June 30, 2007, compared to $31.1 million in the second quarter of 2006. In the second quarter of 2007 we received dividends of $6.7 million from our investments in equity funds and a fund of hedge funds, compared to dividends of $7.3 million from these investments in the second quarter of 2006. In addition, we also benefited from an increase in the average yield of our fixed income investment portfolio.

We recognized a net gain of $1.9 million from investments in the quarter ended June 30, 2007, compared to $4.5 million in the second quarter of 2006. As previously discussed, effective January 1, 2007, we early-adopted SFAS 159, the Fair Value Option for Financial Assets and Financial Liabilities, with respect to our investment portfolio. As a result all unrealized gains and losses in our investment portfolio were reclassified from accumulated other comprehensive income within shareholders’ equity on our consolidated balance sheets to retained earnings as of January 1, 2007. Further, all subsequent changes to the fair value of our investment portfolio are recorded as net gains (losses) on investments in our consolidated statements of income. In June 2006, we sold our investment in an equity fund with attributes similar to those of the S & P 500 Index, realizing a $27.8 million gain. However, realized losses in the second quarter of 2006 included a write-down of $18.0 million in the cost basis of certain fixed income securities where management had determined there had been a decline in value, which was other than temporary.

In the quarter ended June 30, 2007, we incurred net losses and loss adjustment expenses of $87.2 million, compared to $13.4 million in the second quarter of 2006. Net incurred losses in the second quarter of 2007 included $62.6 million with respect to the flooding, which impacted parts of northern England in June of this year, and $50.1 million with respect to the storm and subsequent flooding, which affected parts of New South Wales, Australia in early June 2007. These losses were offset in part by reductions to reserves for prior events totaling $26.0 million, the largest component of which was a reduction of $16.0 million to our estimate of ultimate loss from hurricane Katrina. Our loss ratio, which is the ratio of net losses and loss adjustment expenses to net premiums earned, was 88.2% for the quarter ended June 30, 2007, compared to 13.3% for the second quarter of 2006.

Net acquisition costs incurred, which consist primarily of commissions and brokerage fees paid to intermediaries for the production of business, were $10.4 million for the quarter ended June 30, 2007, compared to $9.0 million in the second quarter of 2006. These costs have increased disproportionately to earned premiums as a result of an increase to our accrual for profit commissions payable to cedants for prior year business, in particular relating to several pro rata treaties where estimated losses have been reduced. General and administrative expenses were $6.8 million in the quarter ended June 30, 2007, compared to $8.8 million in the second quarter of 2006. The primary area of decrease was administrative service fee expense, which was $1.8 million less in the second quarter of 2007 compared to the second quarter of 2006, as a result of amendments made to the Administrative Service agreement which were effective July 1, 2006. In addition there were reductions in bank charges, letter of credit and credit facility fees, and legal fees, offset in part by an increase in salaries and other compensation.

RESULTS OF OPERATIONS, SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Our net income for the six months ended June 30, 2007 was $105.2 million, compared to $171.5 million for the six months ended June 30, 2006. The primary reason for the decrease is the increase in incurred losses, primarily resulting from floods in the U.K. and storm/flooding, which affected New South Wales, Australia, the details of which are discussed above. This decrease was partially offset by the increase in earned premiums, the increase in investment income and the increase in net gains (losses) on investments.

In the six months ended June 30, 2007, we wrote premiums of $345.5 million, compared to $355.9 million in the first six months of 2006, a decrease of 3%. We wrote premiums in respect of new business totaling $18.0 million and premiums from existing business were approximately $21.5 million more in the first six months of 2007 in comparison to the first six months of 2006, due to increased pricing, program re-structuring, changes in renewal dates and/or foreign exchange rate differences. This was more than offset by business that was not renewed because of unsatisfactory terms and conditions, or because the cedant did not purchase the protection, which totaled approximately $59.5 million. Adjustment premiums, were $3.2 million in the first six months of 2007 compared to $6.1 million in the first six months of 2006. Reinstatement premiums were $12.5 million higher in the first six months of 2007, compared to the first six months of 2006, primarily due to accruals resulting from anticipated claims from U.K. floods and windstorm Kyrill.

In the six months ended June 30, 2007, we ceded $14.7 million of premiums to our retrocessional facilities, compared with $15.4 million for the six months ended June 30, 2006. The actual contracts ceded are at IPC’s underwriters’ judgement in optimizing the risk profile of the portfolio, which can cause premiums ceded to vary as a proportion of our gross writings, from quarter to quarter. In addition, a proportion of reinstatement premiums accrued as a result of U.K. flood losses in the amount of $1.6 million, were also ceded to our retrocessionnaires, for those contracts where we had benefited from retrocessional recoveries. Net premiums earned in the six months ended June 30, 2007 were $203.5 million, compared to $187.7 million in the first six months of 2006, an increase of 8%, which was mostly due to the impact of increased reinstatement premiums as a result of increased loss activity in the period.

Net investment income was $65.0 million in the six months ended June 30, 2007, compared to $55.7 million in the first six months of 2006. Investment income in the current six months included $14.6 million in dividends from our investments in equity funds and a fund of hedge funds. In the first six months of 2006 we received dividends of $9.4 million from these investments. In addition, we also benefited from an increase in the average yield of our fixed income investment portfolio.

There was a net gain from investments in the six months ended June 30, 2007 of $10.5 million, compared to a net loss from investments of $(8.1) million in the first six months of 2006. As previously discussed, effective January 1, 2007, we early-adopted SFAS 159, the Fair Value Option for Financial Assets and Financial Liabilities, with respect to our investment portfolio. As a result all unrealized gains and losses in our investment portfolio were reclassified from accumulated other comprehensive income within shareholders’ equity on our consolidated balance sheets, to retained earnings as of January 1, 2007. Further, all subsequent changes to the fair value of our investment portfolio are recorded as net gains (losses) on investments in our consolidated statements of income. In June 2006, we sold our investment in an equity fund with attributes similar to those of the S & P 500 Index, realizing a $27.8 million gain. However, net realized losses in the first six months of 2006 included a write-down of $25.7 million in the cost basis of certain fixed income securities where management determined there had been a decline in value, which was other than temporary.

In the six months ended June 30, 2007, we incurred net losses and loss adjustment expenses of $140.2 million, compared to $35.5 million in the first six months of 2006. In addition to the events noted above, we incurred losses of $46 million from windstorm Kyrill, which swept across northern Europe in late January 2007. Incurred losses in the first six months of 2006 included claims from cyclone Larry, which struck Queensland, Australia in March 2006, in the amount of $8 million. The balance of the incurred losses in the first six months of 2006 related to development from the major windstorms of 2005 ($17 million), two accidents, which occurred in 2005—an explosion, which occurred in the U.K. in December 2005, and a train wreck and associated chemical spill, which took place in South Carolina in January 2005 (combined amount $7.3 million)—and reserves established for pro rata treaty business. Our loss ratio, which is the ratio of net losses and loss adjustment expenses to net premiums earned, was 68.8% for the first six months of 2007, compared to 18.9% for the first six months of 2006.

Net acquisition costs incurred, were $20.6 million for the six months ended June 30, 2007, compared to $17.8 million in the first six months of 2006. In addition to the profit commission increase described above, acquisition costs have also increased because earned premiums have increased. General and administrative expenses were $14.0 million in the six months ended June 30, 2007, compared to $15.1 million in the first six months of 2006. The primary area of decrease was administrative service fee expense, which was $3.6 million less in the first six months of 2007 compared to the first six months of 2006, offset by an increase in salaries and other compensation. Other areas of decrease were reductions in bank charges, letter of credit and credit facility fees, and legal fees.

LIQUIDITY AND CAPITAL RESOURCES

IPC Holdings is a holding company that conducts no reinsurance operations of its own. Its cash flows are limited to distributions from IPCRe and IPCUSL by way of loans or dividends. Under the Insurance Act, IPCRe is required to maintain a solvency margin and a minimum liquidity ratio, and is prohibited from declaring or paying dividends if to do so would cause IPCRe to fail to meet its solvency margin and its minimum liquidity ratio. Under the Insurance Act, IPCRe is prohibited from paying dividends of more than 25% of its total statutory capital and surplus at the end of the previous fiscal year unless it files an affidavit stating that the declaration of such dividends has not caused IPCRe to fail to meet its solvency margin and minimum liquidity ratio. The Insurance Act also prohibits IPCRe from declaring or paying any dividend without the approval of the Supervisor of Insurance of Bermuda if IPCRe failed to meet its solvency margin and minimum liquidity ratio on the last day of the previous fiscal year. In addition, IPCRe is prohibited under the Insurance Act from reducing its opening total statutory capital by more than 15% without the approval of the Authority. The maximum dividend payable by IPCRe in accordance with the foregoing restrictions as of June 30, 2007 was approximately $510.1 million.

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

Net cash inflows from operating activities in the six months ended June 30, 2007 were $72.4 million compared to net cash outflows of $(60.0) million in the corresponding period of 2006. The significant increase is primarily the result of the decrease in net claims paid during the period, which were $177.6 million in the six months ended June 30, 2007, compared to $322.0 million in the corresponding period of 2006. The trend of significantly decreased claims payments is not expected to continue in 2008, as we anticipate paying claims associated with the events that have taken place in 2007, primarily the summer storms and floods in the U.K. and Australia, as well as the windstorms that took place in 2005.

Net cash inflows from investing activities in the six months ended June 30, 2007 were $9.1 million compared to net cash inflows of $103.2 million in the corresponding period of 2006. Net cash outflows from financing activities in the six months ended June 30, 2007 were $134.0 million compared to net cash outflows of $29.5 million in the corresponding period of 2006, primarily as a result of the Company’s repurchase of $100 million of its common shares in June 2007. Cash and cash equivalents decreased by $52.5 million in the six months ended June 30, 2007, resulting in a balance of $35.9 million at June 30, 2007.

At June 30, 2007, 58% of IPC’s fixed maturity investment portfolio (based on fair value) was held in securities rated AAA, and 24% was held in securities rated AA. At December 31, 2006 the proportions of securities so rated were 52% and 24%, respectively. At June 30, 2007 the average modified duration of IPC’s fixed maturity portfolio was 3.4 years, compared to 3.2 years at December 31, 2006. We believe that because of the relatively short duration and high quality of IPC’s investment portfolio, we have sufficient liquidity to meet IPC’s cash demands.

On February 21, 2006, our shareholders approved an increase in the number of the Company’s authorized common shares from 75,000,000 to 150,000,000 and an increase in the number of the Company’s authorized preferred shares from 25,000,000 to 35,000,000. On April 27, 2006, IPC filed an omnibus registration statement with the United States Securities and Exchange Commission (“SEC”) for the sale of securities including debt securities, common and preferred shares and other securities that IPC may wish to offer from time to time.

Ratings are an important factor in establishing the competitive position of reinsurance companies. IPCRe and IPCRe Europe have an insurer financial strength rating of “A (Excellent; 3rd of 15 categories)” from A.M. Best and are rated “A- (Strong; 7th of 18 categories)” for financial strength and counter-party credit by Standard & Poor’s (“S & P”). A.M. Best and S & P ratings reflect their opinions of a reinsurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders, but are not evaluations directed to investors in our securities and are not recommendations to buy, sell or hold our securities. Our ratings are subject to periodic review by A.M. Best and S & P, and we cannot assure you that we will be able to retain those ratings. On April 19, 2007, S & P lowered IPCRe and IPCRe Europe’s “A” ratings (with a negative outlook) to “A-” ratings (with a stable outlook), as part of its annual rating review. If these ratings are reduced from their current levels by A.M. Best and/or S & P, our competitive position in the insurance industry could suffer and it may be more difficult for us to market our products. A downgrade could result in a loss of business as ceding companies move to other reinsurers with higher ratings, and a significant downgrade to a rating below “A-” by A.M. Best or S & P could trigger provisions allowing some cedants to opt to cancel their reinsurance contracts with us.

IPCRe is not a licensed insurer in the United States and therefore, under the terms of most of its contracts with U.S.-based companies, must provide security to reinsureds to cover unpaid liabilities in a form acceptable to state insurance commissioners. Typically, this type of security takes the form of a letter of credit issued by an acceptable bank, the establishment of a trust, or a cash advance. At June 30, 2007 IPCRe obtained letters of credit through two commercial banks pursuant to two bilateral facilities in amounts of $350 million and $100 million, respectively, and a $250 million senior secured syndicated facility discussed below. In turn, IPCRe provides the banks security by giving them liens over certain of IPCRe’s investments in an amount not to exceed 118% of the aggregate letters of credit outstanding. Effective June 30, 2007 and December 31, 2006, there were outstanding letters of credit of $265.2 million and $375.9 million, respectively. The majority of the amount at the end of June 2007 was due to the requirements of our clients as a result of claims arising from hurricanes Katrina, Rita and Wilma. The total amount of security required by the banks under the facilities at June 30, 2007 and December 31, 2006 was approximately $307.8 million and $435.8 million respectively. Effective April 13, 2006 IPC entered into a five-year, $500 million credit agreement with a syndicate of lenders. The credit agreement consists of a $250 million senior unsecured credit facility available for revolving borrowings and letters of credit, and a $250 million senior secured credit facility available for letters of credit. The revolving line of credit is available for the working capital, liquidity and general corporate requirements of the Company and its subsidiaries. Total letter of credit capacity available to IPC is at least $700 million, including the new facility. Under the terms of the $500 million credit agreement, IPC is permitted to declare and pay dividends provided there are no defaults or unmatured defaults pending. One of the significant covenants of the facility requires IPC to maintain a minimum net worth (shareholders’ equity) of $1 billion, plus 25% of any positive net income for each fiscal year, beginning with the fiscal year ending December 31, 2006, plus 25% of the net proceeds of any equity issuance or other capital contributions. As of June 30, 2007 the maximum dividend payable by IPC Holdings under the terms of the facility was $729.0 million. As of the date of this report, no amounts have been drawn under the facility, and we are in compliance with all terms and covenants thereof.

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

Neither the Company nor IPCRe nor IPCUSL have any material commitments for capital expenditures.

Share Repurchase Program

On April 24, 2007, the Board of Directors authorized a share repurchase of up to $200 million of the Company’s common shares. Such repurchase may be conducted by means of open market repurchases, privately negotiated transactions (including accelerated share repurchase plans or use of a forward contract to repurchase shares) or otherwise. During the second quarter of 2007, the Company repurchased and cancelled $100 million of its common shares. These repurchases, which were conducted in the open market, amounted to 3,188,669 common shares, at an average price of $31.331 per share.

OFF-BALANCE SHEET ARRANGEMENTS

Neither the Company nor any of its subsidiaries have any forms of off-balance sheet arrangements, or cash obligations and commitments, as defined by Item 303(a)(4) of Regulation S-K.

RELATIONSHIPS WITH AMERICAN INTERNATIONAL GROUP, INC.

For a discussion of certain of our contractual relationships with American International Group, Inc. (“AIG”), please see “Certain Relationships and Related Transactions” in our Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 30, 2007 and incorporated by reference into our Form 10-K for the year ended December 31, 2006, filed with the SEC on February 27, 2007. All transactions with AIG are conducted at arm’s length, with normal terms and conditions applicable.

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

We believe that statistical models alone do not provide a reliable method of monitoring and controlling market risk. While VaR models are relatively sophisticated, the quantitative market risk information is limited by the assumptions and parameters established in creating the related models, which rely principally on historical data. Because of this, such models may not accurately predict future market behaviour. Therefore, such models are tools and do not substitute for the experience or judgement of senior management.

Our investment managers performed a VaR analysis, to estimate the maximum potential loss of fair value for each segment of market risk, as of June 30, 2007 and 2006. The analysis calculated the VaR with respect to the net fair value of our invested assets (cash and cash equivalents, equity and high-grade fixed income securities) as of June 30, 2007 and 2006 using the historical simulation methodology. At June 30, 2007 the VaR of IPCRe’s investment portfolio was approximately $29.3 million, which represents a 95th percentile value change over a one-month time horizon. This result was obtained through historical simulation using approximately 750 days (3 years) of historical interest rate and equity market data. As of June 30, 2007 the VaR of IPCRe’s investment portfolio represented 1% of the total fair value of the investment portfolio.

The following table presents the VaR of each component of market risk of IPCRe’s investment portfolio as of June 30, 2007, March 31, 2007, December 31, 2006, September 30, 2006, and June 30, 2006, respectively, and the average for the twelve months ended June 30, 2007 calculated using the beginning, quarterly and ending points (expressed in thousands of U.S. dollars):

Market Risk	At June 30, 2007	At March 31, 2007	At December 31, 2006	At September 30, 2006	At June 30, 2006	Average for 12 months ended June 30, 2007
Currency	$2,669	$2,703	$2,628	$2,749	$3,097	$2,769
Interest Rate	25,917	25,444	27,270	31,210	35,593	29,087
Equity (incl. hedge fund)	20,023	18,814	18,963	17,793	17,879	18,695

Sum of Risk	48,609	46,961	48,861	51,752	56,569	50,551
Diversification Benefit	(19,330)	(17,254)	(15,885)	(18,757)	(18,690)	(17,984)

Total Net Risk	$29,279	$29,707	$32,976	32,995	37,879	$32,567

From December 2006 to June 2007, total portfolio net VaR fell, mainly because the size of the portfolio decreased. The interest rate VaR decreased primarily due a reduction in the volatility of interest rates in the U.S. This was offset by the rise in equity VaR, which resulted from the increase in the market value of equity positions as a proportion of the portfolio, as well as a rise in equity volatility. IPCRe’s premiums receivable and liabilities for losses from reinsurance contracts it has written, are also exposed to the risk of changes in value resulting from fluctuations in foreign currency exchange rates. To an extent, the impact on loss reserves of a movement in an exchange rate, will be partly offset by the impact on assets (receivables and cash/investments) denominated in the same currency, or vice versa. As of June 30, 2007 an estimated $71 million (December 31, 2006—$25 million) of reinsurance premiums receivable, and an estimated $185 million (December 31, 2006—$46 million) of loss reserves, were denominated in non-U.S. currencies. The currencies to which IPC has the most net exposure are Australian dollar, U.K. sterling, and Japanese yen. If the dollar strengthened 10% against the yen, our net adverse exchange exposure would be approximately $0.7 million; if the dollar weakened 10% against the Australian dollar and sterling, our net adverse exchange exposure would be approximately $4.6 million and $4.5 million respectively.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective, except with respect to the following item.

Our internal control testing is undertaken throughout the year in order to assist in management’s review of the quarterly financial statements and predominantly as support for management’s year-end evaluation. During the second-quarter review of controls we have found some exceptions in the effectiveness of controls relating to the determination of ceded reinsurance balances and reinstatement premium accruals following the estimation of reserves for new loss events occurring in the quarter. We have therefore enhanced certain of our internal controls around ceded reinsurance balances and reinstatement premium accruals.

Except for the preceding item, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act of 1934) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of the S & P announcement on April 19, 2007 that IPCRe’s and IPCRe Europe’s “A” rating (with a negative outlook) would be lowered to “A-” (with a stable outlook), the following amends and restates in its entirety the risk factor labeled “We are rated by A.M. Best and S & P, and a decline in these ratings could affect our standing among customers and cause our sales and earnings to decrease” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2006 filed with the SEC on February 27, 2007.

We are rated by A.M. Best and S & P, and a decline in these ratings could affect our standing among customers and cause our sales and earnings to decrease.

Ratings are an important factor in establishing the competitive position of reinsurance companies. IPCRe and IPCRe Europe have an insurer financial strength rating of “A (Excellent; 3rd of 15 categories)” from A.M. Best and are rated “A- (Strong; 7th of 18 categories)” for financial strength and counter-party credit by S & P. A.M. Best and S & P ratings reflect their opinions of a reinsurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders, but are not evaluations directed to investors in our securities and are not recommendations to buy, sell or hold our securities. In November 2005, as a result of the devastation brought by hurricane Katrina and the adverse effect on our financial condition, A.M. Best lowered our rating from A+ to A. Shortly thereafter, S & P also lowered their rating from A+ to A. Both of these ratings were affirmed during 2006. On April 19, 2007, S & P announced that IPCRe’s and IPCRe Europe’s “A” rating (with a negative outlook) would be lowered to “A-” (with a stable outlook), as part of its annual review. Our ratings are subject to periodic review by A.M. Best and S & P, and we cannot assure you that we will be able to retain those ratings. If these ratings are reduced from their current levels by A.M. Best and/or S & P, our competitive position in the insurance industry could suffer and it would be more difficult for us to market our products. A significant downgrade could result in a substantial loss of business as ceding companies move to other reinsurers with higher ratings, and a significant downgrade to a rating below A- by A.M. Best or S & P could trigger provisions allowing some cedants to opt to cancel their reinsurance contracts with us.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid per Share /$	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum Dollar value of Shares that may yet be Purchased under the Program / 000s U.S. $
April 1-30, 2007	—	—	—	200,000
May 1-31, 2007	—	—	—	200,000
June 1-30, 2007	3,188,669	31.331	3,188,669	100,000
Total	3,188,669	31.331	3,188,669

On April 24, 2007, the Company announced that its Board of Directors had authorized a share repurchase of up to $200 million of the Company’s common shares. Such repurchase may be conducted by means of open market repurchases, privately negotiated transactions (including accelerated share repurchase plans or use of a forward contract to repurchase shares) or otherwise, at prices that are prevailing market prices and in accordance with applicable securities laws. The expiration date of the program is May 1, 2008. During the second quarter of 2007, the Company repurchased $100 million of its common shares.

Item 3.	Defaults upon Senior Securities.

NONE

Item 4.	Submission of Matters to a Vote of Security Holders.

On June 22, 2007 the Annual General Meeting of shareholders was held. At the meeting, shareholders were asked to vote upon the resolutions set forth below. The following tabulation indicates the number of shares for or against, or withheld, or abstaining with respect to each resolution after giving affect to the voting limitations contained in the Company’s Bye-laws:

i) electing the following persons as directors to hold office until the Company’s next Annual General Meeting or until their successors are elected or appointed or their offices are otherwise vacated:

	FOR	WITHHELD
Frank Mutch	57,882,062	77,036
James P. Bryce	57,868,262	90,836
Dr. the Honourable Clarence E. James	57,902,539	56,559
Peter S. Christie	57,775,498	183,600
Kenneth L. Hammond	57,775,348	183,750
Antony P.D. Lancaster	57,889,664	69,434

ii) authorizing the Board of Directors to fill vacancies in their number not filled at a general meeting or arising as a result of an increase in the size of the Board:

FOR	AGAINST	ABSTAIN
57,076,312	849,281	33,505

iii) re-appointing KPMG as the Company’s independent auditors of the Company for its fiscal year ending December 31, 2007 and authorizing the Audit Committee to set the compensation of the auditors:

FOR	AGAINST	ABSTAIN
57,782,711	166,606	9,781

iv) approving the Company’s 2007 Incentive Plan:

FOR	AGAINST	ABSTAIN
37,825,230	17,054,405	57,830

v) approving the amendment of the Company’s Bye-laws to remove provisions relating to American International Group, Inc:

FOR	AGAINST	ABSTAIN
54,871,297	29,322	36,846

vi) approving the amendment of the Company’s Bye-laws to modernize the Bye-laws:

FOR	AGAINST	ABSTAIN
35,768,597	19,138,358	30,510

All resolutions were passed by show of hands. No other business was transacted.

Item 5.	Other Information.

NONE

Item 6.	Exhibits.

(a) Exhibits

Exhibit Number	Method of Filing	Description
3.1	(2)	Memorandum of Association of the Company
3.2	(1)	Amended and Restated Bye-Laws of the Company
3.3	(2)	Form of Memorandum of Increase of Share Capital
11.1	(1)	Reconciliation of basic and diluted net income per common share (“EPS”)
12.1	(1)	Statement of Computation of Ratios of Earnings to Fixed Charges
31.1	(1)	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	(1)	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	(3)	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	(3)	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed herewith
(2)	Incorporated by reference to the corresponding exhibit on our Registration Statement on Form S-1 (No. 333-00088).
(3)	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (sub-sections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), and are not being filed as exhibits to this report.

IPC HOLDINGS, LTD.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPC Holdings, Ltd.
(Registrant)

Date July 30, 2007	/s/ James P. Bryce
James P. Bryce
President and Chief Executive Officer

Date July 30, 2007	/s/ John R. Weale
John R. Weale
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Method of Filing	Description
3.1	(2)	Memorandum of Association of the Company
3.2	(1)	Amended and Restated Bye-Laws of the Company
3.3	(2)	Form of Memorandum of Increase of Share Capital
11.1	(1)	Reconciliation of basic and diluted net income per common share (“EPS”)
12.1	(1)	Statement of Computation of Ratios of Earnings to Fixed Charges
31.1	(1)	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	(1)	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	(3)	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	(3)	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed herewith.
(2)	Incorporated by reference to the corresponding exhibit on our Registration Statement on Form S-1 (No. 333-00088).
(3)	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (sub-sections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), and are not being filed as exhibits to this report.