Form 10-Q
period 2007-09-30
IPC HOLDINGS LTD
filed 2007-10-26
CIK 909815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The number of outstanding common shares, par value U.S. $0.01 per share of IPC Holdings, Ltd., as of October 26, 2007 was 60,466,762.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of United States dollars, except for per share amounts)

	As of September 30, 2007	As of December 31, 2006
	(unaudited)
ASSETS:

Fixed maturity investments, at fair value (amortized cost 2007: $1,834,904; 2006: $1,808,917)	$1,853,442	$1,819,561
Equity investments, at fair value (cost 2007: $484,959; 2006: $460,197)	635,827	577,549
Cash and cash equivalents	50,252	88,415
Reinsurance premiums receivable	149,780	113,811
Deferred premiums ceded	5,403	2,823
Losses and loss adjustment expenses recoverable	27,434	1,989
Accrued investment income	26,900	28,469
Deferred acquisition costs	17,115	9,551
Prepaid expenses and other assets	4,790	3,261

TOTAL ASSETS	$2,770,943	$2,645,429

LIABILITIES:

Reserve for losses and loss adjustment expenses	$526,419	$548,627
Unearned premiums	154,214	80,043
Reinsurance premiums payable	6,735	4,680
Deferred fees and commissions	866	1,150
Accounts payable and accrued liabilities	19,743	19,974

TOTAL LIABILITIES	707,977	654,474

SHAREHOLDERS’ EQUITY:

Common shares outstanding, par value U.S. $0.01: 2007: 60,659,489; 2006: 63,706,567 shares	607	637
Preferred shares – Series A mandatory convertible preferred shares outstanding, par value U.S. $0.01: 2007: 9,000,000; 2006: 9,000,000	90	90
Additional paid-in capital	1,404,180	1,474,092
Retained earnings	658,775	388,826
Accumulated other comprehensive (loss) income	(686)	127,310

TOTAL SHAREHOLDERS’ EQUITY	2,062,966	1,990,955

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,770,943	$2,645,429

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Expressed in thousands of United States dollars, except for per share amounts)

	Quarter ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES:

Gross premiums written	$43,386	$56,288	$388,888	$412,206
Change in unearned premiums	58,227	56,617	(74,171)	(102,023)

Premiums earned	101,613	112,905	314,717	310,183

Reinsurance premiums ceded	(1,656)	(1,585)	(16,374)	(16,974)
Change in deferred premiums ceded	(2,570)	(3,480)	2,580	2,344

Premiums ceded	(4,226)	(5,065)	(13,794)	(14,630)

Net premiums earned	97,387	107,840	300,923	295,553
Net investment income	32,451	25,383	97,465	81,051
Net gains on investments	30,719	9,072	41,264	979
Other income	160	979	1,047	2,741

	160,717	143,274	440,699	380,324

EXPENSES:

Net losses and loss adjustment expenses	30,426	7,918	170,589	43,401
Net acquisition costs	9,817	9,869	30,402	27,701
General and administrative expenses	5,840	10,435	19,798	25,556
Net exchange loss (gain)	1,422	87	1,519	(2,768)

	47,505	28,309	222,308	93,890

NET INCOME	113,212	114,965	218,391	286,434

Dividends on preferred shares	4,329	4,329	12,893	12,941

Net income available to common shareholders	$108,883	$110,636	$205,498	$273,493

Basic net income per common share	$1.80	$1.74	$3.29	$4.30
Diluted net income per common share	$1.63	$1.60	$3.06	$3.99

Weighted average number of common shares - basic	60,564,354	63,646,666	62,485,316	63,629,883
Weighted average number of common shares - diluted	69,552,695	71,855,963	71,477,568	71,838,779

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Expressed in thousands of United States dollars)

	Quarter ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET INCOME	$113,212	$114,965	$218,391	$286,434

Other comprehensive income:
Net holding gains on investments during period	—	49,606	—	22,311
Reclassification adjustment for gains included in net income	—	(9,072)	—	(979)

	—	40,534	—	21,332

COMPREHENSIVE INCOME	$113,212	$155,499	$218,391	$307,766

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Expressed in thousands of United States dollars, except per share amounts)

	As of September 30, 2007	As of December 31, 2006
	(unaudited)
COMMON SHARES PAR VALUE $0.01:
Balance, beginning of year	$637	$637
Additional shares issued	2	—
Shares repurchased	(32)	—

Balance, end of period	$607	$637

PREFERRED SHARES PAR VALUE $0.01:
Balance beginning of year	$90	$90
Additional shares issued	—	—

Balance, end of period	$90	$90

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	$1,474,092	$1,470,765
Shares issued	—	59
Common shares repurchased	(73,977)	—
Stock options and grants awarded	5,199	2,217
Net change in deferred compensation	(1,134)	1,051

Balance, end of period	$1,404,180	$1,474,092

RETAINED EARNINGS:
Balance, beginning of year	$388,826	$52,126
Cumulative-effect adjustment of adopting SFAS 159	127,996	—
Net income	218,391	394,585
Reduction on common share repurchase	(25,991)	—
Dividends paid and accrued	(50,447)	(57,885)

Balance, end of period	$658,775	$388,826

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME:
Balance, beginning of year	$127,310	$92,782
Cumulative-effect adjustment of adopting SFAS 159	(127,996)	—
Other comprehensive income	—	34,528

Balance, end of period	$(686)	$127,310

TOTAL SHAREHOLDERS’ EQUITY	$2,062,966	$1,990,955

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of United States dollars)

	Nine months ended September 30,
	2007	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$218,391	$286,434
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Amortization of fixed maturity discounts, net	(3,042)	(8,095)
Net gains on investments	(41,264)	(979)
Stock compensation	4,067	2,542
Changes in:
Reinsurance premiums receivable	(35,969)	(2,119)
Deferred premiums ceded	(2,580)	(2,343)
Loss and loss adjustment expenses recoverable	(25,445)	(1,083)
Accrued investment income	1,569	(3,052)
Deferred acquisition costs	(7,564)	(10,790)
Prepaid expenses and other assets	(1,529)	1,501
Reserve for losses and loss adjustment expenses	(22,208)	(420,041)
Unearned premiums	74,171	102,024
Reinsurance premiums payable	2,055	4,707
Deferred fees and commissions	(284)	985
Accounts payable and accrued liabilities	(278)	(1,963)

Cash provided by (used in) operating activities	160,090	(52,272)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of fixed maturity investments	(871,344)	(1,396,085)
Proceeds from sale of fixed maturity investments	757,827	1,040,990
Proceeds from maturities of fixed maturity investments	90,425	461,450
Purchases of equity investments	(24,762)	(104,059)
Proceeds from sale of equity investments	—	113,683

Cash (used in) provided by investing activities	(47,854)	115,979

CASH FLOWS FROM FINANCING ACTIVITIES:

Repurchases of common shares	(100,000)	—
Net proceeds from share issuance	—	(3)
Cash dividends paid to shareholders	(50,399)	(43,901)

Cash used in financing activities	(150,399)	(43,904)

Net (decrease) increase in cash and cash equivalents	(38,163)	19,803
Cash and cash equivalents, beginning of period	88,415	31,113

Cash and cash equivalents, end of period	$50,252	$50,916

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except for per share amounts)

(unaudited)

1.	GENERAL:

The consolidated interim financial statements presented herein have been prepared on the basis of accounting principles generally accepted in the United States of America and include the accounts of IPC Holdings, Ltd. (the “Company”) and its wholly-owned subsidiaries, IPCRe Limited (“IPCRe”) and IPCRe Underwriting Services Limited (“IPCUSL” and, together with the Company and IPCRe, “IPC”) and IPCRe Europe Limited, which is a wholly-owned subsidiary of IPCRe. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the quarter and nine-month periods ended September 30, 2007 and 2006, respectively, the consolidated balance sheet as of September 30, 2007 and the consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006, respectively. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 27, 2007 and subsequent quarterly filings. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

On August 15, 2007 we paid a preferred dividend of $0.475781 per Series A Mandatory Convertible preferred share to preferred shareholders of record on August 1, 2007.

On September 20, 2007 we paid a common stock dividend of $0.20 per share to shareholders of record on September 4, 2007.

On October 23, 2007 we declared a preferred dividend of $0.475781 per Series A Mandatory Convertible preferred share, to be paid on November 15, 2007 to preferred shareholders of record on November 1, 2007.

On October 23, 2007 we declared a common stock dividend of $0.20 per share, to be paid on December 13, 2007 to shareholders of record on November 28, 2007.

3.	ACCOUNTING FOR STOCK-BASED COMPENSATION AND DISCLOSURE:

The Company adopted a Stock Option Plan (the “Option Plan”), effective February 15, 1996 and the Company adopted a Stock Incentive Plan (the “2003 Stock Incentive Plan”), effective June 13, 2003. On February 20, 2007, the Board of Directors terminated the Option Plan pursuant to its terms, with respect to the common shares not at that time subject to options under the Option Plan and on July 25, 2007, the Board of Directors terminated the 2003 Stock Incentive Plan pursuant to its terms with respect to common shares not at that time subject to awards thereunder.

On April 24, 2007, upon the recommendation of the Compensation Committee of the Board of Directors, the Board of Directors unanimously adopted and approved the IPC Holdings, Ltd. 2007 Incentive Plan (the “2007 Incentive Plan”). The 2007 Incentive Plan was subsequently approved by shareholders at the Company’s Annual General Meeting of shareholders, which was held on June 22, 2007. The 2007 Incentive Plan is designed to replace the terminated Option Plan and the terminated 2003 Stock Incentive Plan. To date, no awards have been made under the 2007 Incentive Plan, nor does the Company currently expect to make any awards under the 2007 Incentive Plan until the fiscal year beginning on January 1, 2008.

A summary of the status of the Company’s Option Plan as of September 30, 2007 and 2006 and changes during the nine-month periods then ended is presented in the tables and narrative below.

	Nine months ended September 30,
	2007		2006
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise Price
Outstanding, beginning of period	611,625	$34.30	452,125	$36.47
Granted	—	$—	162,500	$28.00
Exercised	—	$—	1,500	$16.54
Forfeited	—	$—	—	$—
Outstanding, end of period	611,625	$34.30	613,125	$34.27
Exercisable, end of period	379,750	$34.16	233,750	$26.60

Weighted average fair value of options granted (per share)		$—		$8.99

The total intrinsic value of stock options exercised for the nine-month period ended September 30, 2007 was $nil (2006: $12). The weighted average remaining contractual period as of September 30, 2007 was 6.5 years and 5.7 years for outstanding and exercisable options respectively. The aggregate intrinsic value as of September 30, 2007 was $358 and $255 for outstanding and exercisable options respectively.

There were no options granted during the nine months ended September 30, 2007, and as noted above, the Option Plan was terminated on February 20, 2007. The fair value of options granted on March 17, 2006 was estimated using the Black–Scholes option pricing model, using an assumed risk–free interest rate of 4.71%; an expected dividend yield of 2.286%; an expected life of 7 years; an expected volatility of 31.0%; and a forfeiture rate of 16%.

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

Range of exercise price	Outstanding at September 30, 2007	Weighted average contractual period in years	Weighted average exercise price /$	Exercisable at September 30, 2007	Weighted average exercise price /$
$13-19	6,000	2.25	15.38	6,000	15.38
$19-25	10,000	2.45	21.73	10,000	21.73
$25-31	230,625	7.07	27.96	108,750	27.91
$31-37	83,750	4.43	31.65	83,750	31.65
$37-43	128,750	6.25	38.90	95,000	38.90
$43-49	152,500	7.25	43.03	76,250	43.03

Total	611,625			379,750

As of September 30, 2007, there was $4,105 of total unrecognized compensation cost related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.42 years.

4.	NEW ACCOUNTING PRONOUNCEMENTS:

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements” (SFAS 157). Commencing January 1, 2007, the Company elected for early adoption of the fair value option for all fixed maturity and equity investments and therefore also adopted SFAS 157. The effects of the adoption are shown in Critical Accounting Policies—Investments within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to our audited financial statements for the fiscal year ended December 31, 2006, included in our Annual Report on Form 10-K filed with the SEC on February 27, 2007. The following is a summary of the accounting policies for the three main components of our consolidated balance sheet and consolidated statements of income: premiums, losses (claims), including reserves, and investments / investment income.

Premiums

Premiums are recorded as written at the beginning of each policy, based upon information received from ceding companies and their brokers, and are earned over the policy period. For excess of loss contracts, the amount of deposit premium is contractually documented at inception, and management uses this as its best estimate for accounting for these premiums. Premiums are earned on a pro rata basis over the policy period. Premiums may be adjusted upwards or downwards as a result of changes in the cedants’ actual exposure base and the original estimates thereof, although most contracts do provide for a minimum premium in the contract terms. We refer to such changes in premiums as adjustment premiums. For proportional treaties, the amount of premium is normally estimated at inception using data provided by the ceding company. We account for such premium using our initial estimates, which are reviewed regularly for reasonableness by management with respect to the actual premium reported by the ceding company. At September 30, 2007 the amount of premium accrued resulting from management’s estimates for proportional treaties was 3.7% of total gross premiums written for the nine months then ended. Reinstatement premiums are recognized and accrued at the time we incur a loss and where coverage of the original contract is reinstated under pre-defined contract terms, and are earned pro-rata over the reinstated coverage period. Such accruals are based upon actual contractual terms (including the associated rates on line—i.e. price) applied to the amount of loss reserves expected to be paid, and the only element of management judgement involved is with respect to the amount of loss reserves as described below. The amount accrued at September 30, 2007 for estimated reinstatement premiums on Reported But Not Enough losses (“RBNE”) and Incurred But Not Reported (“IBNR”) loss reserves, as described below, was $18.1 million.

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

For certain catastrophic events, there is greater uncertainty underlying the assumptions and associated estimated reserves for losses and loss adjustment expenses reported by our cedants. Complexity resulting from problems such as policy coverage issues, multiple events affecting one geographic area and the resulting impact on claims adjusting (including allocation of claims to event and the effect of demand surge on the cost of building materials and labour) by, and communications from, ceding companies, can cause greater uncertainty in the reserve estimates reported to us by our cedants, as well as delays to the timing with which we are notified of cedants’ changes to their loss estimates, resulting in greater uncertainty in our reserve estimates. In particular, the estimate for hurricane Katrina had been based on estimates by cedants of their exposure, industry insured loss estimates, output from both industry and proprietary models, a review of contracts potentially affected by the events, information received from both clients and brokers, and management judgement, which includes consideration of the physical factors noted above, in aggregate. It has been assumed that underlying policy terms and conditions are upheld during our clients’ loss adjustment process. However, the unique circumstances and severity of this devastating catastrophe, including the extent of flooding and resultant initial limited access by claims adjusters, introduce additional uncertainty to the normally difficult process of estimating catastrophe losses, which is compounded by the potential for legal and regulatory issues arising regarding the scope of coverage.

To illustrate the potential variability of estimates for individual catastrophe losses, the following table outlines the percent changes from IPC’s first reported estimates for certain specific catastrophes, over specified time horizons:

	Percentage increase of development from initial report
	After 6 months	After 1 year	After 2 years	After 3 years	Latest / Final %	Total Development – initial report to latest $(000)
Cyclones Lothar / Martin	61%	66%	71%	73%	69%	24,100
Cat # 48 (WTC)	6%	7%	9%	9%	4%	4,500
2004 Florida hurricanes	113%	137%	145%	144%	144%	117,450
Hurricane Katrina	1.5%	1.6%	-0.4%		-0.4%	(3,000)

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

Sometimes, for extreme events such as the attack on the World Trade Center and hurricane Katrina, many excess of loss contracts that are impacted by the event incur full limit losses, on which there can be no adverse development. However, because of the uncertainties associated with hurricane Katrina noted above, there can be no assurance that significant development will not occur on contracts where the limits have not been exhausted, or that losses will not be reported for contracts for which we have not previously established a reserve. Generally, the size of a catastrophe is not necessarily an indicator of the amount of potential development that might occur. However, for larger catastrophes, a small percentage of development can result in a larger dollar impact on a company’s results of operations, than a larger percentage development on a smaller event.

As noted above, our methodology provides us with an overall estimate of loss reserves for IPC as a whole. For information on historical development of IPC’s overall loss reserves, please refer to the tables provided in Item 1, Business, Reserve for Losses and Loss Adjustment Expenses, in our Report on Form 10-K for the year ended December 31, 2006.

At September 30, 2007 management’s estimates for IBNR/RBNE represented 47% of total loss reserves. The majority of the estimate relates to reserves for claims from hurricanes Katrina that affected various parts of Gulf coast states in August 2005, the storm and flooding that affected parts of New South Wales, Australia in early June 2007, and the flooding events that affected various parts of the United Kingdom in June and July 2007. As discussed above, our reserve estimates are not mathematically or formulaically derived from factors such as numbers of claims or demand surge impact. If our estimate of IBNR/RBNE loss reserves at September 30, 2007 was inaccurate by a factor of 10%, our results of operations would be impacted by a positive or negative movement of $24.8 million. If our total reserve for losses at September 30, 2007 was inaccurate by a factor of 10%, our incurred losses would be impacted by $52.6 million, which represents 2.6% of shareholders’ equity at September 30, 2007. In accordance with IPCRe’s registration under the Bermuda Insurance Act 1978 and Related Regulations (the “Insurance Act”), our loss reserves are certified annually by an independent loss reserve specialist.

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

($ in thousands)	Fair Value Measurement at September 30, 2007, using:
Description	Fair Value Measurements at September 30, 2007	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Fixed maturity investments	1,853,442	1,853,442
Equity investments	635,827		635,827

This SFAS 159 election does not amend the carrying value of our fixed maturity and equity investments as they were previously carried at fair value. Fixed maturity investments are stated at fair value as determined by the quoted market price of these securities and as provided either by independent pricing services or, when such prices are not available, by reference to broker or underwriter bid indications (i.e. Level 1). Equity investments in mutual funds are stated at fair value as determined by either the most recently published net asset value – being the fund’s holdings in quoted securities—or the most recently advised net asset value as advised by the fund – where the fund’s holdings can be in various quoted and unquoted investments (i.e. Level 2). The difference in accounting arising as a result of the election of the fair value option is in respect of the treatment of unrealized gains and losses. Prior to January 1, 2007, unrealized gains and losses were included within accumulated other comprehensive income as a separate component of shareholders’ equity. On January 1, 2007, a cumulative-effect adjustment was made to reclassify the unrealized gains and losses from accumulated other comprehensive income as at December 31, 2006 into retained earnings. Subsequent to January 1, 2007 any movement in unrealized gains and losses is now recorded within net gains (losses) on investments within the consolidated statements of income. Realized gains and losses on sales of investments continue to be determined on a first-in, first-out basis. Net investment income includes interest income on fixed maturity investments, recorded when earned, dividend income on equity investments, recorded when declared, and the amortization of premiums and discounts on investments.

At September 30, 2007 we did not hold any fixed maturity securities that were not investment grade or not rated.

The cumulative-effect adjustment reclassifying unrealized gains and losses from accumulated other comprehensive income to retained earnings within the consolidated balance sheets at January 1, 2007 was $128.0 million, which represented the difference between the cost or amortized cost of our investments and the fair value of those investments at December 31, 2006, as shown in the Company’s audited financial statements for the fiscal year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2007.

As investments are now reported as trading, the change in their fair value during the nine months ended September 30, 2007 of $41.4 million is included in net gains on investments within our consolidated statements of income. The increase is made up of an increase from equity investments of $33.5 million and an increase from fixed maturity investments of $7.9 million.

In 2006, investments were reported as available for sale. The decline in the value of individual securities considered to be other than temporary and included in net gains on investments for the nine months ended September 30, 2006, was $26.6 million. Had we been able to apply the same SFAS 159 accounting in 2006, we would have had an increase in net gains on investments of $21.3 million, and therefore net income would have been $155.5 million for the quarter ended September 30, 2006 and $307.8 million for the nine months ended September 30, 2006.

RESULTS OF OPERATIONS, QUARTERS ENDED SEPTEMBER 30, 2007 AND 2006

The following is a discussion of the results of operations and financial position of IPC Holdings, Ltd. References to “we”, “our”, “IPC”, or “the Company” mean IPC Holdings together with its wholly-owned subsidiaries, IPCRe and IPCUSL. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes for the quarter ended September 30, 2007.

Our net income for the quarter ended September 30, 2007 was $113.2 million, compared to $115.0 million for the quarter ended September 30, 2006. The primary reason for the decrease is the increase in incurred losses, primarily resulting from floods in the United Kingdom. In addition, we earned less premiums in the third quarter of 2007 compared to the third quarter of 2006, but this was offset by improved investment income and net gains from investments, and a reduction in general and administrative expenses, all the details of which are discussed below.

In the quarter ended September 30, 2007, we wrote gross premiums of $43.4 million, compared to $56.3 million in the third quarter of 2006. We wrote premiums in respect of new business totaling $10.1 million, but premiums from existing business were $20.6 million less in the third quarter of 2007 in comparison to the third quarter of 2006, mostly due to program re-structuring, including changes to inception dates, increased client retentions, changes to layering within reinsurance programs and rates on line. Business that was not renewed because of unsatisfactory terms and conditions, or because the cedant did not purchase the protection, totaled $0.4 million. Excess of loss premium adjustments, which are adjustments generally arising from differences between cedants’ actual exposure base and the original estimates thereof, were $0.2 million less in the third quarter of 2007 in comparison to the corresponding period of 2006. Reinstatement premiums in the third quarter of 2007 were $1.8 million less than in the corresponding period of 2006, primarily due to accrual adjustments for reinstatement premiums from prior year events where estimated ultimate losses have reduced.

In the quarter ended September 30, 2007, we ceded $1.7 million of premiums to our retrocessional facilities, compared with $1.6 million in the third quarter of 2006. The actual contracts ceded are at IPC’s underwriters’ judgement in optimizing the risk profile of the portfolio, which can cause premiums ceded to vary as a proportion of our gross writings, from quarter to quarter. In addition, a proportion of reinstatement premiums, accrued as a result of U.K. flood losses, in the amount of $0.3 million, were also ceded to our retrocessionnaires, for those contracts where we had benefited from retrocessional recoveries. Net premiums earned in the quarter ended September 30, 2007 were $97.4 million, compared to $107.8 million in the third quarter of 2006.

Net investment income was $32.5 million in the quarter ended September 30, 2007, compared to $25.4 million in the third quarter of 2006. In the third quarter of 2007 we received dividends of $7.8 million from our investment in a fund of hedge funds. We did not receive any dividends from this investment in the third quarter of 2006.

We recognized a net gain of $30.7 million from investments in the quarter ended September 30, 2007, compared to a net gain of $9.1 million in the third quarter of 2006. The unrealized appreciation included in the net gain from investments was $31.7 million. As previously discussed, effective January 1, 2007, we early-adopted SFAS 159, the Fair Value Option for Financial Assets and Financial Liabilities, with respect to our investment portfolio. As a result all unrealized gains and losses in our investment portfolio were reclassified from accumulated other comprehensive income within shareholders’ equity on our consolidated balance sheets to retained earnings as of January 1, 2007. Further, all subsequent changes to the fair value of our investment portfolio are recorded as net gains (losses) on investments in our consolidated statements of income. In July 2006 we sold a $20.0 million portion from our investment in a global equity fund, realizing a gain of $8.2 million. In addition, our net gain in the third quarter of 2006 included a write-down of $0.9 million in the cost basis of certain fixed income securities where management had determined there had been a decline in value, which was other than temporary.

In the quarter ended September 30, 2007, we incurred net losses and loss adjustment expenses of $30.4 million, compared to $7.9 million in the third quarter of 2006. Net incurred losses in the third quarter of 2007 included $59.3 million with respect to the flooding that impacted various parts of the United Kingdom in July of this year. This was offset in part by reductions to reserves for prior events totaling $26.9 million, the largest components of which were a reduction of $12.1 million to our estimate of ultimate loss from the earlier U.K. flood losses and an $11.0 million reduction in our estimate of ultimate loss from windstorm Kyrill. We also benefitted from a $3.9 million release of reserves from our proportional aviation portfolio, offset in part by normal attritional losses from other proportional treaties.

Net acquisition costs incurred, which consist primarily of commissions and brokerage fees paid to intermediaries for the production of business, were $9.8 million for the quarter ended September 30, 2007, compared to $9.9 million in the third quarter of 2006. These costs have increased in relation to earned premiums partly as a result of a larger proportion of earned premium being generated from the United States, on which federal excise tax (“FET”) is applicable and partly because of increases to our accrual for profit commissions payable to cedants for prior year business, in particular relating to several pro rata treaties where estimated losses have been reduced. General and administrative expenses were $5.8 million in the quarter ended September 30, 2007, compared to $10.4 million in the corresponding period of 2006. The primary area of decrease was administrative service fee expense, which was $5.3 million less in the third quarter of 2007 compared to the third quarter of 2006. This was the result of a one-time adjustment following the expiration of our previous administrative services agreement in the third quarter of 2006. This saving was offset in part by increases to legal fees, audit fees and other professional or consulting fees.

RESULTS OF OPERATIONS, NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Our net income for the nine months ended September 30, 2007 was $218.4 million, compared to $286.4 million for the nine months ended September 30, 2006. The primary reason for the decrease is the increase in incurred losses, primarily resulting from floods in the United Kingdom and storm/flooding that affected New South Wales, Australia. This decrease was partially offset by the increase in net gains on investments, the increase in investment income and the increase in earned premiums.

In the nine months ended September 30, 2007, we wrote premiums of $388.9 million, compared to $412.2 million in the first nine months of 2006, a decrease of 6%. The effect of changes to business written for existing clients, including pricing, changes to program structure and/or renewal dates, as well as changes to foreign exchange rates, was an increase of $1.0 million. Business that was not renewed in the nine months ended September 30, 2007 totalled $59.9 million and this was only partly offset by new business written totaling $28.1 million during the same period. Adjustment premiums were $5.9 million in the first nine months of 2007 compared to $9.0 million in the first nine months of 2006. Reinstatement premiums were $10.6 million higher in the first nine months of 2007, compared to the first nine months of 2006, primarily due to accruals resulting from anticipated claims from U.K. floods in June and July, and windstorm Kyrill.

In the nine months ended September 30, 2007, we ceded $16.4 million of premiums to our retrocessional facilities, compared with $17.0 million for the nine months ended September 30, 2006, a decrease of 4%. The actual contracts ceded are at IPC’s underwriters’ judgement in optimizing the risk profile of the portfolio, which can cause premiums ceded to vary as a proportion of our gross writings, from quarter to quarter. In addition, a proportion of reinstatement premiums accrued as a result of U.K. flood losses in the amount of $1.9 million were also ceded to our retrocessionnaires, for those contracts where we had benefited from retrocessional recoveries. Net premiums earned in the nine months ended September 30, 2007 were $300.9 million, compared to $295.6 million in the first nine months of 2006, an increase of 2%, which was mostly due to the impact of increased reinstatement premiums as a result of increased loss activity during the period, offset in part by reduced excess of loss premium adjustments.

Net investment income was $97.5 million in the nine months ended September 30, 2007, compared to $81.1 million in the first nine months of 2006. Investment income in the nine months ended September 30, 2007 included $22.4 million in dividends from our investments in equity fund and a fund of hedge funds. In the first nine months of 2006 we received dividends of $9.4 million from these investments. In addition, we also benefited from an increase in the average yield of our fixed income investment portfolio.

There was a net gain from investments in the nine months ended September 30, 2007 of $41.3 million, compared to $1.0 million in the first nine months of 2006. The unrealized appreciation included in the net gain from investments was $41.4 million. As previously discussed, effective January 1, 2007, we early-adopted SFAS 159, the Fair Value Option for Financial Assets and Financial Liabilities, with respect to our investment portfolio. As a result all unrealized gains and losses in our investment portfolio were reclassified from accumulated other comprehensive income within shareholders’ equity on our consolidated balance sheets, to retained earnings as of January 1, 2007. Further, all subsequent changes to the fair value of our investment portfolio are recorded as net gains (losses) on investments in our consolidated statements of income. In June and July 2006, we realized gains from the sales of investments in two equity funds, in the aggregate amount of $36.0 million. However, net gains in the first nine months of 2006 included a write-down of $26.6 million in the cost basis of certain fixed income securities where management determined there had been a decline in value that was other than temporary.

In the nine months ended September 30, 2007, we incurred net losses and loss adjustment expenses of $170.6 million, compared to $43.4 million in the first nine months of 2006. In addition to the event noted above, net incurred losses included $35.0 million from windstorm Kyrill that swept across northern Europe in late January; $50.7 million with respect to the storm and subsequent flooding that affected parts of New South Wales, Australia in early June 2007; and $50.5 million with respect to the flooding that impacted parts of northern England in June 2007. However, we benefited from reductions in the ultimate estimated losses for prior year events which totaled $20.1 million, as well as a release of pro rata aviation reserves. Net incurred losses in the first nine months of 2006 included claims from cyclone Larry that struck Queensland, Australia in March 2006, for which we had estimated total net claims in the amount of $7.3 million. The balance of the incurred losses in the first nine months of 2006 related to minor development from the major windstorms of 2005 ($17.0 million), two accidents that occurred in 2005—an explosion that occurred in the United Kingdom in December 2005, and a train wreck and associated chemical spill that took place in South Carolina in January 2005 (combined amount $7.3 million) - and reserves established for pro rata treaty business.

Net acquisition costs incurred were $30.4 million for the nine months ended September 30, 2007, compared to $27.7 million in the first nine months of 2006. In addition to the impact of the profit commissions and FET previously discussed, acquisition costs have also increased because earned premiums have increased. General and administrative expenses were $19.8 million in the nine months ended September 30, 2007, compared to $25.6 million in the first nine months of 2006. The primary area of decrease was administrative service fee expense, which was $8.8 million less in the first nine months of 2007 compared to the first nine months of 2006. Other areas of decrease were reductions in bank charges, letters of credit and credit facility fees, and legal fees. These reductions were partly offset by an increase in salaries and compensation, audit fees, directors’ fees and other professional or consulting fees.

LIQUIDITY AND CAPITAL RESOURCES

IPC Holdings is a holding company that conducts no reinsurance operations of its own. Its cash flows are limited to distributions from IPCRe and IPCUSL by way of loans or dividends. Under the Insurance Act, IPCRe is required to maintain a solvency margin and a minimum liquidity ratio, and is prohibited from declaring or paying dividends if to do so would cause IPCRe to fail to meet its solvency margin and its minimum liquidity ratio. Under the Insurance Act, IPCRe is prohibited from paying dividends of more than 25% of its total statutory capital and surplus at the end of the previous fiscal year unless it files an affidavit stating that the declaration of such dividends has not caused IPCRe to fail to meet its solvency margin and minimum liquidity ratio. The Insurance Act also prohibits IPCRe from declaring or paying any dividend without the approval of the Supervisor of Insurance of Bermuda if IPCRe failed to meet its solvency margin and minimum liquidity ratio on the last day of the previous fiscal year. In addition, IPCRe is prohibited under the Insurance Act from reducing its opening total statutory capital by more than 15% without the approval of the Authority. The maximum dividend payable by IPCRe in accordance with the foregoing restrictions as of September 30, 2007 was $512.1 million.

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

Net cash inflows from operating activities in the nine months ended September 30, 2007 were $160.1 million compared to net cash outflows of $52.3 million in the corresponding period of 2006. The significant increase is primarily the result of the decrease in net claims paid during the period, which were $221.9 million in the nine months ended September 30, 2007, compared to $466.0 million in the corresponding period of 2006. The trend of significantly decreased claims payments is not expected to continue in 2008, as we anticipate paying claims associated with the events that have taken place in 2007, primarily the summer storms and floods in the United Kingdom and Australia, as well as the windstorms that took place in 2005.

Net cash outflows from investing activities in the nine months ended September 30, 2007 were $47.9 million compared to net cash inflows of $116.0 million in the corresponding period of 2006. Net cash outflows from financing activities in the nine months ended September 30, 2007 were $150.4 million compared to $43.9 million in the corresponding period of 2006, primarily as a result of the Company’s repurchase of $100 million of its common shares in June 2007. Cash and cash equivalents decreased by $38.2 million in the nine months ended September 30, 2007, resulting in a balance of $50.3 million at September 30, 2007.

At September 30, 2007, 60% of IPC’s fixed maturity investment portfolio (based on fair value) was held in securities rated AAA, and 24% was held in securities rated AA. At December 31, 2006 the proportions of securities so rated were 52% and 24%, respectively. At September 30, 2007 the average modified duration of IPC’s fixed maturity portfolio was 3.3 years, compared to 3.2 years at December 31, 2006. We believe that because of the relatively short duration and high quality of IPC’s investment portfolio, we have sufficient liquidity to meet IPC’s cash demands.

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

IPCRe is not a licensed insurer in the United States and therefore, under the terms of most of its contracts with U.S.-based companies, must provide security to reinsureds to cover unpaid liabilities in a form acceptable to state insurance commissioners. Typically, this type of security takes the form of a letter of credit issued by an acceptable bank, the establishment of a trust, or a cash advance. At September 30, 2007 IPCRe obtained letters of credit through two commercial banks pursuant to two bilateral facilities in amounts of $350 million and $100 million, respectively, and a $250 million senior secured syndicated facility discussed below. In turn, IPCRe provides the banks security by giving them liens over certain of IPCRe’s investments in an amount not to exceed 118% of the aggregate letters of credit outstanding. Effective September 30, 2007 and December 31, 2006, there were outstanding letters of credit of $209.4 million and $375.9 million, respectively. The majority of the amount at the end of September 2007 was due to the requirements of our clients as a result of claims arising from hurricanes Katrina, Rita and Wilma. The total amount of security required by the banks under the facilities at September 30, 2007 and December 31, 2006 was $243.4 million and $435.8 million respectively. Effective April 13, 2006 IPC entered into a five-year, $500 million credit agreement with a syndicate of lenders. The credit agreement consists of a $250 million senior unsecured credit facility available for revolving borrowings and letters of credit, and a $250 million senior secured credit facility available for letters of credit. The revolving line of credit is available for the working capital, liquidity and general corporate requirements of the Company and its subsidiaries. Total letter of credit capacity available to IPC is at least $700 million, including the new facility. Under the terms of the $500 million credit agreement, IPC is permitted to declare and pay dividends provided there are no defaults or unmatured defaults pending. One of the significant covenants of the facility requires IPC to maintain a minimum net worth (shareholders’ equity) of $1 billion, plus 25% of any positive net income for each fiscal year, beginning with the fiscal year ending December 31, 2006, plus 25% of the net proceeds of any equity issuance or other capital contributions. As of September 30, 2007 the maximum dividend payable by IPC Holdings under the terms of the facility was $795.6 million. As of the date of this report, no amounts have been drawn under the facility, and we are in compliance with all terms and covenants thereof.

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

We believe that statistical models alone do not provide a reliable method of monitoring and controlling market risk. While VaR models are relatively sophisticated the quantitative market risk information is limited by the assumptions and parameters established in creating the related models, which rely principally on historical data. Because of this, such models may not accurately predict future market behaviour. Therefore, such models are tools and do not substitute for the experience or judgement of senior management.

Our investment managers performed a VaR analysis to estimate the maximum potential loss of fair value for each segment of market risk, as of September 30, 2007 and 2006. The analysis calculated the VaR with respect to the net fair value of our invested assets (cash and cash equivalents, equity and high-grade fixed income securities) as of September 30, 2007 and 2006 using the historical simulation methodology. At September 30, 2007 the VaR of IPCRe’s investment portfolio was $28.0 million, which represents a 95th percentile value change over a one-month time horizon. This result was obtained through historical simulation using approximately 750 days (3 years) of historical interest rate and equity market data. As of September 30, 2007 the VaR of IPCRe’s investment portfolio represented 1% of the total fair value of the investment portfolio.

The following table presents the VaR of each component of market risk of IPCRe’s investment portfolio as of the beginning, quarterly and ending points for the twelve months ended September 30, 2007, and the average thereof (expressed in thousands of U.S. dollars):

Market Risk	At September 30, 2007	At June 30, 2007	At March 31, 2007	At December 31, 2006	At September 30, 2006	Average for 12 months ended September 30, 2007
Currency	$2,508	$2,669	$2,703	$2,628	$2,749	$2,651
Interest Rate	22,889	25,917	25,444	27,270	31,210	26,546
Equity (incl. hedge fund)	21,509	20,023	18,814	18,963	17,793	19,421

Sum of Risk	46,906	48,609	46,961	48,861	51,752	48,618
Diversification Benefit	(18,913)	(19,330)	(17,254)	(15,885)	(18,757)	(18,028)

Total Net Risk	$27,993	$29,279	$29,707	$32,976	$32,995	$30,590

From December 2006 to September 2007, interest rate net VaR decreased primarily due a reduction in both the level and volatility of interest rates in the U.S. In addition, equity VaR increased due to the increase in volatility of the U.S. equity market, particularly during the third quarter of 2007. IPCRe’s premiums receivable and liabilities for losses from reinsurance contracts it has written are also exposed to the risk of changes in value resulting from fluctuations in foreign currency exchange rates. To an extent, the impact on loss reserves of a movement in an exchange rate, will be partly offset by the impact on assets (receivables and cash/investments) denominated in the same currency, or vice versa. As of September 30, 2007 an estimated $50 million (December 31, 2006 - $25 million) of net reinsurance premiums receivable, and an estimated $213 million (December 31, 2006—$46 million) of loss reserves, were denominated in non-U.S. currencies. The currencies to which IPC has the most net exposure are U.K. sterling, Australian dollar and Euro. If the dollar weakened 10% against these currencies, our net adverse exchange exposure would be approximately $17 million.

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

Our internal control testing is undertaken throughout the year in order to assist in management’s review of the quarterly financial statements and predominantly as support for management’s year-end evaluation. During the third-quarter review of controls we found some exceptions in the effectiveness of controls relating to the recording of outstanding loss reserves. We have therefore conducted additional loss reserve verification procedures and are presently enhancing certain of our internal controls around the recording of outstanding loss reserves.

During the second-quarter review of controls we found some exceptions in the effectiveness of controls relating to the determination of ceded reinsurance balances and reinstatement premium accruals following the estimation of reserves for new loss events occurring in the quarter. We enhanced certain of our internal controls around ceded reinsurance balances and reinstatement premium accruals and believe that the issue has been remediated.

Except for the preceding items, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act of 1934) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid per Share /$	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum Dollar value of Shares that may yet be Purchased under the Program / 000s U.S. $
April 1-30, 2007	—	—	—	200,000
May 1-31, 2007	—	—	—	200,000
June 1-30, 2007	3,188,669	31.331	3,188,669	100,000
July 1-31, 2007	—	—	—	100,000
August 1-31, 2007	—	—	—	100,000
September 1-30, 2007	—	—	—	100,000
Total	3,188,669	31.331	3,188,669

On April 24, 2007, the Company announced that its Board of Directors had authorized a share repurchase of up to $200 million of the Company’s common shares. Such repurchase may be conducted by means of open market repurchases, privately negotiated transactions (including accelerated share repurchase plans or use of a forward contract to repurchase shares) or otherwise, at prices that are prevailing market prices and in accordance with applicable securities laws. The expiration date of the program is May 1, 2008. During the third quarter of 2007, the Company did not repurchase any of its common shares.

Item 3.	Defaults upon Senior Securities.

NONE

Item 4.	Submission of Matters to a Vote of Security Holders.

NONE

Item 5.	Other Information.

NONE

Item 6.	Exhibits.

(a) Exhibits

Exhibit Number	Method of Filing	Description
3.1	(2)	Memorandum of Association of the Company

3.2	(3)	Amended and Restated Bye-Laws of the Company

3.3	(2)	Form of Memorandum of Increase of Share Capital

10.1	(1)	Resolution of the Board of Directors Regarding Meeting Attendance Fees

11.1	(1)	Reconciliation of basic and diluted net income per common share (“EPS”)

12.1	(1)	Statement of Computation of Ratios of Earnings to Fixed Charges

31.1	(1)	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	(1)	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	(4)	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	(4)	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed herewith
(2)	Incorporated by reference to the corresponding exhibit on our Registration Statement on Form S-1 (No. 333-00088).
(3)	Incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-Q for the six-months ended June 30, 2007 filed with the SEC on July 30, 2007 (File No. 0-27662).
(4)	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (sub-sections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), and are not being filed as exhibits to this report.

IPC HOLDINGS, LTD.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPC Holdings, Ltd.
(Registrant)

Date October 26, 2007	/s/ James P. Bryce
James P. Bryce
President and Chief Executive Officer

Date October 26, 2007	/s/ John R. Weale
John R. Weale
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Method of Filing	Description
3.1	(2)	Memorandum of Association of the Company

3.2	(3)	Amended and Restated Bye-Laws of the Company

3.3	(2)	Form of Memorandum of Increase of Share Capital

10.1	(1)	Resolution of the Board of Directors Regarding Meeting Attendance Fees

11.1	(1)	Reconciliation of basic and diluted net income per common share (“EPS”)

12.1	(1)	Statement of Computation of Ratios of Earnings to Fixed Charges

31.1	(1)	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	(1)	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	(4)	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	(4)	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed herewith.
(2)	Incorporated by reference to the corresponding exhibit on our Registration Statement on Form S-1 (No. 333-00088).
(3)	Incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-Q for the six-months ended June 30, 2007 filed with the SEC on July 30, 2007 (File No. 0-27662).
(4)	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (sub-sections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), and are not being filed as exhibits to this report.