Form 10-K
period 2007-12-31
IPC HOLDINGS LTD
filed 2008-02-22
CIK 909815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2007 was $1,952,384,497.

The number of shares outstanding of each of the registrant’s classes of common stock, as of February 22, 2008 was 57,457,106.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant’s 2007 Annual Report to Shareholders (the “Annual Report”) to be mailed to shareholders on or about April 29, 2008 are incorporated by reference into Part II of this Form 10-K. With the exception of the portions of the Annual Report specifically incorporated herein by reference, the Annual Report is not deemed to be filed as part of this Form 10-K.

2. Portions of the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to the Registrant’s Annual Meeting of Shareholders scheduled to be held on June 20, 2008 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

IPC HOLDINGS, LTD.

Glossary of selected insurance and reinsurance terms

Acquisition costs:

Brokerage, commissions and taxes.

Alien reinsurer:

A reinsurance company that is organized under the laws of a non-U.S. jurisdiction.

A.M. Best:

A.M. Best Company was founded in 1899 with the purpose of performing a constructive and objective role in the insurance industry toward the prevention and detection of insurer insolvency. This mission led to the development of Best’s Ratings. A Best’s Rating is an independent third-party evaluation that subjects all insurers to the same rigorous criteria, providing a benchmark for comparing insurers, regardless of their country of domicile. Such a benchmark is increasingly important to a market that looks for a strong indication of stability in the face of widespread deregulation, mergers, acquisitions and other dynamic factors.

Attachment point:

The specified amount of customers’ claims from a particular event above which the reinsurer begins paying losses. Under excess of loss contracts, the reinsurer begins paying losses when the cedant’s claims from a particular event exceed a specified amount.

Broker:

One who negotiates contracts of insurance or reinsurance, receiving a commission for placement and other services rendered, between (1) a policy holder and a primary insurer, on behalf of the insured party, (2) a primary insurer and reinsurer on behalf of the primary insurer or (3) a reinsurer and a retrocessionaire, on behalf of the reinsurer.

Catastrophe excess of loss reinsurance:

Catastrophe excess of loss reinsurance provides coverage to a primary insurer when aggregated claims and claim expenses from an occurrence of a peril, covered under a portfolio of primary insurance contracts written by the primary insurer, exceed the attachment point specified in the reinsurance contract with the primary insurer. The primary insurer can then recover up to the limit of reinsurance it has elected to buy for each layer.

Cede; cedant; ceding company:

When a party reinsures all or part of its liability with another, it “cedes” business and is referred to as the “cedant” or “ceding company”.

Excess of loss reinsurance:

A generic term describing reinsurance that indemnifies the reinsured against all or a specified portion of losses on underlying insurance polices in excess of a specified amount, which is called a “level” or “retention”. It is also known as non-proportional reinsurance. Excess of loss reinsurance is written in layers. A reinsurer or group of reinsurers accepts a band of coverage up to a specified amount. The total coverage purchased by the cedant is referred to as a “program” and will typically be placed with predetermined reinsurers in prenegotiated layers. Any liability exceeding the outer limit of the program reverts to the ceding company, which also bears the credit risk of a reinsurer’s insolvency.

Generally Accepted Accounting Principles in the United States of America (“GAAP”):

Accounting principles as set forth in opinions of the Accounting Principles Board of the American Institute of Certified Public Accountants and/or statements of the Financial Accounting Standards Board and/or their respective successors and which are applicable in the circumstances as of the date in question.

Incurred But Not Reported (“IBNR”) reserves:

Reserves for estimated losses that have been incurred by insureds and reinsureds but not yet reported to the insurer or reinsurer including estimated future developments on losses which are known to the insurer or reinsurer. These IBNR reserves, together with RBNE reserves, are established for both catastrophe and other losses.

Incurred losses:

Incurred losses are the total losses sustained by an insurer or reinsurer under its policies or contracts, whether paid or unpaid. Incurred losses include a provision for IBNR and RBNE.

In-force limit of liability:

The aggregate amount for which an insurer or reinsurer is potentially liable under policies in effect as of a given date.

Layer:

The interval between the retention or attachment point and the maximum limit of indemnity of a contract.

Loss adjustment expenses:

The expenses of settling losses, including legal and other fees, and the portion of general expenses allocated to loss settlement costs.

Loss reserves:

Liabilities established by insurers and reinsurers to reflect the estimated cost of loss payments and the related expenses that the insurer or reinsurer will ultimately be required to pay in respect of insurance or reinsurance it has written. Reserves are established for losses and for loss adjustment expenses.

Peril:

This term refers to the causes of possible loss in the property field, such as windstorm, earthquake, explosion, hail, fire, etc.

Primary insurer:

An insurance company that contracts with the consumer to provide insurance coverage. Such primary insurer may then cede a portion of its business to reinsurers.

Program:

A treaty or a combination of treaties that provide the cedant with one or more layers of reinsurance protection.

Pro rata reinsurance; pro rata contract:

A generic term describing all forms of reinsurance in which the reinsurer shares a pro rata part of the original premiums and losses of the reinsured under a “pro rata contract”. (Also known as proportional reinsurance, quota share reinsurance or participating reinsurance.) Generally, pro rata reinsurance will not contain limits on the reinsurer’s liability by occurrence or on an annual aggregate basis, although in some parts of the world occurrence limits are beginning to be used.

Reinstatement; Reinstatement premiums:

Many contracts contain what is known as a reinstatement provision, which normally would provide that the reinsured is required to pay an additional premium for reinstatement coverage. Once a layer is breached by collection of claims, the reinsured buys replacement coverage for the proportion of layer used, i.e., a reinstatement, for an additional premium. Reinstatement is the restoration of the reinsurance limit, under an excess of loss treaty, for any portion of the original limit depleted by losses incurred on that treaty by the reinsurer. The reinstatement applies for the original policy period, or until depleted by further losses.

Reinsurance:

An arrangement in which a reinsurer agrees to indemnify an insurance or another reinsurance company (the ceding company) against all or a portion of the insurance or reinsurance risks underwritten by the ceding company under one or more policies. Reinsurance can provide a ceding company with several benefits, including a reduction in net liability on individual risks and catastrophe protection from large or multiple losses. Reinsurance also provides a ceding company with additional underwriting capacity by permitting it to accept larger risks and write more business than would be possible without an increase in capital and surplus, and facilitates the maintenance of acceptable financial ratios by the ceding company. Reinsurance does not legally discharge the primary insurer from its liability with respect to its obligations to the insured.

Reported But Not Enough (“RBNE”) reserves:

These are reserves where it is believed that the ultimate loss amount is greater than that reported by the ceding company. These reserves, which provide for development on reported losses, are known as Reported But Not Enough reserves. These RBNE reserves, together with IBNR reserves, are established for both catastrophe and other losses.

Retention:

The amount or portion of risk that an insurer retains for its own account. Losses in excess of the retention level are reimbursed by the reinsurer. In proportional treaties, the retention may be a percentage of the original policy’s limit. In excess of loss business the retention is a dollar amount of loss, a loss ratio or percentage.

Retrocessional reinsurance; retrocessionaire:

A transaction whereby a reinsurer cedes to another reinsurer (the retrocessionaire) all or part of the reinsurance that the first reinsurer has assumed. Retrocessional reinsurance does not legally discharge the ceding reinsurer from its liability with respect to its obligations to the reinsured. Reinsurance companies cede risks to retrocessionaires for reasons similar to those that cause primary insurers to purchase reinsurance: to reduce net liability on individual risks to protect against catastrophic losses, to stabilize financial ratios and to obtain additional underwriting capacity.

Short-tail reinsurance:

Reinsurance products can be categorised as “short-tail” or “long-tail”. In general terms, this name stems from the length of time (the “tail”) that it takes for a claim to be made and settled. For “long-tail” insurance products, claims may not be reported for months or years, and settlements can take many years, and are generally based around injury compensation (eg medical, legal and loss of income) or other risks such as professional indemnity. When compared to casualty reinsurance, short-tail reinsurance claims tends to be reported and settled more swiftly.

Sidecars:

A corporate entity established with funds from capital markets and/or reinsurers that provides additional risk-bearing capacity.

Slip wording:

This is used to formalize coverage. Slip wording means standard contractual wording that has been agreed in advance by the contracting parties and is used as a contractual document between the contracting parties. A slip wording may be issued by a reinsurance broker, or by a reinsurer(s).

Treaty reinsurance; treaty:

Reinsurance of a specified type or category of risk defined in a reinsurance agreement (a “treaty”) between a ceding company and a reinsurer. Typically, in treaty reinsurance the ceding company is obligated to offer and the reinsurer is obligated to accept a specified portion of all such type or category of risks originally insured or reinsured by the ceding company.

Underwriting:

The insurer’s or reinsurer’s process of reviewing applications submitted for insurance coverage, deciding whether to accept all or part of the coverage requested and determining the applicable premiums.

Underwriting capacity:

The maximum amount of exposure that an insurance company can underwrite. The limit is generally determined by the company’s retained earnings, paid-in capital or other forms of capital support. Reinsurance serves to increase a company’s underwriting capacity by reducing its exposure from particular risks.

Unearned premium:

Premium written but not yet earned, as they are attributable to the unexpired portion of the related contract term.

PART I

Special Note Regarding Forward-Looking Information

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition, including, but not limited to, expectations regarding market cycles, market conditions, the impact of current market conditions and trends on future periods, the impact of our business strategy on our results, trends in pricing and claims and the insurance and reinsurance market response to catastrophic events. Some forward-looking statements may be identified by our use of terms such as “believes”, “anticipates”, “intends”, “expects” or other words of similar import and relate to our plans and objectives for future operations. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. We do not intend, and are under no obligation, to update any forward-looking statement contained in this report. The largest single factors in our results have been and will continue to be the severity and/or frequency of catastrophic events, which are inherently unpredictable. Numerous factors could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to, the following: (i) the occurrence of natural or man-made catastrophic events with a frequency or severity exceeding our expectations; (ii) the adequacy of our loss reserves and the need to adjust such reserves as claims develop over time; (iii) any lowering or loss of one of the financial ratings of IPC Holdings’ wholly-owned subsidiary, IPCRe Limited (“IPCRe”) and/or IPCRe Europe Limited (“IPCRe Europe”); (iv) a decrease in the level of demand for property catastrophe reinsurance, or increased competition owing to increased capacity of reinsurers offering property catastrophe coverage; (v) the effect of competition on market trends and pricing; (vi) loss of our non-admitted status in U.S. jurisdictions or the passage of federal or state legislation subjecting us to supervision or regulation in the United States; (vii) challenges by insurance regulators in the United States to our claim of exemption from insurance regulation under current laws; (viii) a contention by the United States Internal Revenue Service that we are engaged in the conduct of a trade or business within the United States; (ix) loss of services of any one of our executive officers; (x) changes in interest rates and/or equity values in the United States of America and elsewhere; or (xi) changes in exchange rates and greater than expected currency exposure.

References in this report to the “Company”, “IPC”, “we”, “us” or “our” refer to IPC Holdings, Ltd. and its consolidated subsidiaries, unless the context otherwise requires. References to “IPC Holdings” refer solely to IPC Holdings, Ltd., unless the context otherwise requires. All currency amounts in this report are in U.S. dollars, unless the context otherwise requires.

Item 1.	Business

Overview

We provide property catastrophe reinsurance and, to a limited extent, property-per-risk excess, aviation (including satellite) and other short-tail reinsurance on a worldwide basis. During 2007, approximately 89% of our gross premiums written, excluding reinstatement premiums, covered property catastrophe reinsurance risks. Property catastrophe reinsurance covers against unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters. We believe that by showing gross premiums written, excluding reinstatement premiums, the underlying business can be more meaningfully interpreted and compared, because reinstatement premiums are a consequence of loss events, as explained more fully in the glossary. The substantial majority of the reinsurance written by IPCRe has been, and continues to be, written on an excess of loss basis for primary insurers rather than reinsurers, and is subject to aggregate limits on exposure to losses. During 2007, we had approximately 252 clients from whom we received either annual/deposit or adjustment premiums, including many of the leading insurance companies around the world. In 2007, approximately 39% of those clients were based in the United States, and approximately 57% of gross premiums written, excluding reinstatement premiums, related primarily to U.S. risks. Our non-U.S. clients and our non-U.S. covered risks are located principally in Europe, Japan, Australia and New Zealand. During 2007, no single ceding insurer accounted for more than 5.7% of our gross premiums written, excluding reinstatement premiums. At December 31, 2007, IPC Holdings had total shareholders’ equity of $2,126 million and total assets of $2,628 million.

In response to a severe imbalance between the global supply of and demand for property catastrophe reinsurance that developed during the period from 1989 through 1993, IPC Holdings and its wholly-owned subsidiary, IPCRe were formed as Bermuda companies and commenced operations in June 1993 through the sponsorship of American International Group, Inc. (“AIG”). On August 15, 2006 AIG sold its entire shareholding in an underwritten public offering. As from August 15, 2006 AIG no longer has any direct ownership interest in the Company.

IPC Holdings’ common shares are quoted on the Nasdaq Global Select Market under the ticker symbol “IPCR”.

IPCRe Europe Limited, a subsidiary of IPCRe incorporated in Ireland, underwrites select reinsurance business. Currently, IPCRe Europe retrocedes 90% of the business it underwrites to IPCRe.

Internet Address: Our Internet address is www.ipcre.bm and the investor relations section of our web site is located at www.ipcre.bm/financials/quarterly-index.html. We make available free of charge, through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Recent Industry and Legislative Developments

Following consecutive years in 2004 and 2005 of record breaking insured property losses, 2006 and 2007 were comparatively quiet, in terms of catastrophes which produced significant insured losses. The impact of the events of 2004 and 2005 on insurance and reinsurance companies’ operating results and shareholders’ equity (or “policyholder surplus” in mutual companies) caused many insurance companies to seek more reinsurance protection while reinsurance companies’ ability to provide it was reduced. Pressure on the amount of reinsurance capacity available was also impacted by changes in rating agency requirements in respect of insurance/reinsurance companies’ capital levels and the amount of their aggregate exposures. In response to those requirements, as well as to meet anticipated increased demand, many companies, including ourselves, raised capital, to at least replenish what had been lost as a result of the catastrophes in 2005. In some cases, where traditional reinsurance capacity was not either sufficient or available to meet these new demands, some insurance companies have used alternative solutions, such as risk securitizations. As a result of pressure from rating agencies, reinsurance companies also sought to reduce their exposures by purchase of retrocessional reinsurance.

In the latter part of 2005 and through 2006, the amount of retrocessional capacity was significantly reduced, and the price of the capacity available was very high. In response, capital market participants, including hedge funds, established vehicles to provide reinsurance companies with retrocessional support. In some cases, these vehicles entered into agency relationships with the reinsurance companies that they provided coverage for, such that the reinsurance company also wrote third party retrocessional business on their behalf. These vehicles have become commonly known as sidecars. Furthermore, during the same period, a number of new reinsurance companies formed in Bermuda and elsewhere, to meet the increase in demand for reinsurance coverage, including property catastrophe reinsurance.

For business that renewed January 1, 2006 the unprecedented level of insured losses from events which occurred in the second half of 2005 resulted in significant increases in pricing for U.S. cedants, especially for contracts with coastal exposures. Generally, contracts renewed with U.S. cedants that had not had claims arising from events in 2004 or 2005 saw price increases in the range of 10% to 25%, while contracts that had incurred losses in 2005 saw increases of between 50% and 100%, or more, and other improved terms and conditions, including significant increases in client retentions. As 2006 progressed, a number of reinsurance companies recognized increased losses arising from hurricanes Katrina, Rita and Wilma, some to the extent of having to cease active underwriting operations. Several of these companies had previously written a significant proportion of their business providing retrocessional coverage to reinsurance companies. Because of this additional pressure on market capacity, as well as the increased impact of rating agency requirements, pricing for business renewing at April 1, June 1 and July 1, 2006 saw even greater increases than those experienced at January 1, 2006. Because of the lack of significant catastrophe activity during 2006, many reinsurance companies generated considerable earnings, which allowed them to offer more capacity at January 1, 2007. In addition, some of the reinsurance companies formed in late 2005 and early 2006 increased their capacity through the earnings they generated. As a result of these factors, pricing of January 1, 2007 renewals for U.S. business, while up 15-20% over January 2006 renewals, did not reach the level of pricing seen in the middle of 2006. From July 1, 2007, pricing leveled off and in some cases started to decrease by 5-10%. As there were no significant catastrophes during 2007, especially in the U.S., available capacity continued to grow, despite many companies adopting vigorous capital management programs, with share repurchases reaching record levels within the industry. Some sidecar arrangements, which were established for initial two-year periods, were terminated at the end of 2007, as their capacity was no longer required. Generally for January 1, 2008 renewals, pricing was down between 5% and 15%, other than for regional U.S. business which saw even greater reductions. The only exceptions to the general price decreases were contracts, primarily in Australia and the U.K., which were impacted by catastrophe events that occurred in June and July of 2007. In the event that there are no significant catastrophes in the United States during 2008, it is anticipated that pricing for subsequent renewals may continue to decrease.

As a result of the terrorist acts of September 11, 2001, for renewals in the period 2002 to 2007 the coverage of claims that are the result of “terrorist acts” was generally excluded from property catastrophe reinsurance contracts covering large commercial risks, but not excluded for personal lines or other coverages except where caused by nuclear, biological or chemical means. During the period 2002 to 2007, IPCRe participated in a number of underwriting pools which cover property losses arising from terrorist acts as a separate hazard.

On November 26, 2002, the Terrorism Risk Insurance Act of 2002 (“TRIA”) was signed into law. It expired at the end of 2005, but was renewed in modified form for 2006 and 2007, and reauthorized for a further seven-year period from 2008 until 2014. TRIA, which does not apply to reinsurance companies such as IPCRe, established a temporary federal program which requires U.S. insurers and other insurers to offer coverage in their commercial property and casualty policies for losses resulting from terrorists’ acts committed by foreign persons or interests in the United States or with respect to specified U.S. air carriers, vessels or missions abroad. The Reauthorization Act of 2007 removes the requirement that acts be committed by an individual acting on behalf of any foreign person or foreign interest to be certified as an “act of terrorism” for the purposes of the Act. The coverage offered may not differ materially from the terms, amounts and other coverage limitations applicable to other policy coverages. Generally, insurers will pay all losses resulting from a covered terrorist act to policyholders, retaining a defined “deductible” and a percentage of losses above the deductible. In its revised form, the insurers’ deductible level is 20% of prior year earned premium from commercial property and casualty insurance. The federal government will reimburse insurers for 85% of losses above the deductible and, under certain circumstances, the federal government will require insurers to levy surcharges on policyholders to recoup for the federal government its reimbursements paid. The trigger for federal outlays was $100 million.

As a result of TRIA, our participation in coverage for terrorism within the United States declined from 2003 onwards. We have continued to exclude losses resulting from terrorist acts, as defined in this legislation, from U.S. property catastrophe contracts covering large commercial risks incepting January 1, 2008.

On January 22, 2007, Florida legislators passed a bill for the provision of property insurance aimed at reducing hurricane-related insurance costs for Florida homeowners and businesses. This legislation made significant changes to the Florida Hurricane Catastrophe Fund (“FHCF”) and the Citizens Property Insurance Corporation (“Citizens”). The FHCF and Citizens were both formed in late 1992, following hurricane Andrew, to ensure the provision of property insurance in the state. FHCF was formed to provide reinsurance to insurers, and Citizens was created as a state-run insurer of last resort. Prior to the legislative changes passed in January 2007, FHCF provided coverage for 90% of aggregate industry losses in excess of $6 billion, up to an amount of $24 billion. As a result of the legislative changes, authorized coverage was offered for aggregate industry losses in excess of $3 billion, up to an amount of $40 billion. However, actual coverage was offered up to $28 billion. Rates charged by FHCF for such reinsurance protection are significantly lower than can be obtained in the general reinsurance market. Furthermore, insurance companies that buy reinsurance protection from the general reinsurance market are not permitted to pass on the additional cost excess of the cost of protection offered by FHCF, to their customers. There were also a number of other changes that impacted the way in which insurers are able to do business in Florida, and the prices that they charge for the coverage provided. However, while the new legislation reduced the amount of premium IPCRe received from certain clients during 2007, the impact of the legislation has been less than some commentators originally expected. Currently, Florida’s legislature is in its committee meeting period and will be reviewing various insurance issues, including penalties for insurance companies for failing to comply with the 2007 Florida rate rollback provisions, reinsurance rates, reinsurance utilization and catastrophe modeling. Hearings will go on until the legislature convenes on March 4 and will remain in session until early May. Additional legislation may also be considered that would shrink the Florida Hurricane Catastrophe Fund. It is unlikely that any such decisions would occur until late April or early May.

Business Strategy

Our principal strategy is to provide property catastrophe excess of loss reinsurance programs to a geographically diverse, worldwide clientele of primary insurers with whom we maintain long-term relationships. Under excess of loss contracts, we begin paying losses when our customers’ claims from a particular catastrophic event exceed the attachment point, and our maximum liability is known at inception and is capped at an amount specified in our reinsurance contracts. To a lesser extent, we also seek to provide these clients with other excess of loss short-tail reinsurance products. On a limited basis, we provide similar reinsurance programs and products to reinsurers. We occasionally underwrite additional lines of property/casualty coverage, including on a non-excess of loss basis, provided losses can be limited in a manner that is consistent with our strategy, as described below.

The primary elements of our strategy include:

Disciplined Risk Management. We seek to limit and diversify our loss exposure through six principal mechanisms: (i) writing substantially all of our premiums on an excess of loss basis, which permits us to determine and monitor our aggregate loss exposure (See table below with respect to how much of our premiums are written excess of loss and proportionally); (ii) adhering to maximum limitations on reinsurance accepted in defined geographical zones; (iii) limiting program size for each client in order to achieve diversity within and across geographical zones; (iv) administering risk management controls appropriately weighted with our modeling techniques, as well as our assessment of qualitative factors (such as the quality of the cedant’s management and capital and risk management strategy); (v) utilizing a range of attachment points for any given program in order to balance the risks assumed with the premiums written; and (vi) prudent underwriting of each program written. We decline to renew existing business if the terms are unfavorable or if the exposure would violate these limitations. We utilize a limited amount of retrocessional protection. Therefore, we retain most of the risk in the reinsurance contracts we write and pay a relatively small amount in retrocession premiums compared to other reinsurers.

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

Capital Management and Shareholder Returns. We manage our capital relative to our risk exposure in an effort to maximize sustainable long-term growth in shareholder value, while recognizing that catastrophic losses will adversely impact short-term financial results from time to time. We seek to balance the level of our capital to survive major catastrophes, to ensure ongoing customer relationships and to support premium growth opportunities, when beneficial.

Disciplined Investment Management. In light of the risks of our underwriting business, our primary investment strategy is capital preservation. Investment guidelines permit direct investments in equities up to a maximum of 20% of the total portfolio and additionally up to 7.5% in hedge funds, although at December 31, 2007 the actual amount invested in a fund of hedge funds had grown to 7.8% of the total investment portfolio, due to performance-generated growth during 2007. Changes to the investment guidelines, approved February 14, 2008, increase the maximum permitted portfolio allocation to the hedge fund to 10% and also permit up to 5% (previously 0%) of the market value of securities purchased for the fixed income portfolio to be rated BBB by S&P or Moody’s. Our fixed maturity investments are substantially limited to the top three investment grades or the equivalent thereof, at the time of purchase. At December 31, 2007 our equity and hedge fund investments consisted of four managed funds: a U.S. futures fund, which aims for returns similar to those of the S & P 500 Index, a fund of hedge funds, a north American equity fund and a global equity fund. These investments represented 25.5% of the total fair value of our investment portfolio on December 31, 2007. On that date, 83.4% of our fixed maturity investments consisted of cash and cash equivalents, U.S. Treasuries or other government agency issues and investments with an AAA or AA rating.

Business

General. We provide treaty reinsurance principally to insurers of personal and commercial property worldwide. As described below, we write most reinsurance on an excess of loss basis. Our policies are limited to losses occurring during the policy term. Our property catastrophe reinsurance coverages, which accounted for 89% of our gross premiums written, excluding reinstatement premiums, during 2007, are generally “all-peril” in nature, subject to various policy exclusions. Our predominant exposure under such coverages is to property damage from unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes and volcanic eruptions, although we are also exposed to losses from sources as diverse as freezes, riots, floods, industrial explosions, fires, and other man-made or natural disasters. The balance of premiums written is derived from aviation (including satellite), property-per-risk excess of loss and other short-tail reinsurance. In accordance with market practice, our property catastrophe reinsurance coverage generally excludes certain risks such as war, pollution, nuclear contamination and radiation. During the six-year period from 2002 to 2007, IPCRe has participated in a number of underwriting pools which cover property losses arising from terrorist acts as a separate hazard.

Because we underwrite property catastrophe reinsurance and have large aggregate exposures to natural and man-made disasters, our loss experience generally has included and is expected to continue to include infrequent events of great severity. Consequently, the occurrence of losses from catastrophic events has caused and is likely to continue to cause our financial results to be volatile. In addition, because catastrophes are an inherent risk of our business, a major event or series of events, such as occurred during 1998, 1999, 2001, 2004 and 2005, can be expected to occur from time to time. In the future, such events could have a material adverse effect on our financial condition or results of operations, possibly to the extent of eliminating our shareholders’ equity. Increases in the values and concentrations of insured property and the effects of inflation have resulted in increased severity of industry losses in recent years, and we expect the severity of catastrophe losses will increase in the future.

We currently seek to determine and monitor our maximum loss exposure principally by offering most of our products on an excess of loss basis, adhering to maximum limitations on reinsurance accepted in defined geographic zones, limiting program size for each client and prudent underwriting of each program written. In addition, our policies contain limitations and certain exclusions from coverage. There can be no assurance that our efforts to limit exposure by using the foregoing mechanisms will be successful. In addition, geographic zone limitations involve significant judgements, including the determination of the area of the zones and the inclusion of a particular policy within a zone’s limits. Underwriting is inherently a matter of judgement, involving important assumptions about matters that are unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance.

Our principle types of reinsurance products are catastrophe excess of loss reinsurance, risk excess of loss reinsurance, retrocessional reinsurance and aviation reinsurance, including satellite.

We diversify our risk by, to a limited extent, writing other short-tail coverages, including marine, crop–hail, kidnap and ransom and related exposures.

The following table sets out our gross premiums written excluding reinstatement premiums, and compares the levels of excess of loss treaties and proportional treaties.

	Year ended December 31,
	2007		2006		2005
Type of Reinsurance Assumed	Premiums Written	Percentage of Premiums Written	Premiums Written	Percentage of Premiums Written	Premiums Written	Percentage of Premiums Written
	(in thousands)		(in thousands)		(in thousands)
Excess of loss treaties	$379,168	96.9%	$410,624	97.0%	$329,050	95.9%
Proportional treaties	$11,946	3.1%	$12,514	3.0%	$14,188	4.1%

The following table sets out our gross premiums written, excluding reinstatement premiums, by type of reinsurance.

	Year ended December 31,
	2007		2006		2005
Type of Reinsurance Assumed	Premiums Written	Percentage of Premiums Written	Premiums Written	Percentage of Premiums Written	Premiums Written	Percentage of Premiums Written
	(in thousands)		(in thousands)		(in thousands)
Catastrophe excess of loss	$349,061	89.2%	$349,861	82.7%	$285,264	83.1%
Risk excess of loss	11,679	3.0%	11,289	2.7%	10,040	2.9%
Retrocessional reinsurance	13,483	3.5%	44,576	10.5%	26,458	7.7%
Aviation	9,095	2.3%	7,833	1.8%	9,618	2.8%
Other	7,796	2.0%	9,579	2.3%	11,858	3.5%

Total	$391,114	100.0%	$423,138	100.0%	$343,238	100.0%

We believe that by showing gross premiums excluding reinstatement premiums, the underlying business can be more meaningfully interpreted and compared.

For more detailed information on our income (loss) and total assets, we refer to the financial statements filed under Item 8 of this Annual Report on Form 10-K.

Catastrophe Excess of Loss Reinsurance. Catastrophe excess of loss reinsurance provides coverage to a primary insurer when aggregated claims and claim expenses from an occurrence of a peril, covered under a portfolio of primary insurance contracts written by the primary insurer, exceed the attachment point specified in the reinsurance contract with the primary insurer. The primary insurer can then recover up to the limit of reinsurance it has elected to buy for each layer.

Risk Excess of Loss Reinsurance. To a lesser extent, we also write risk excess of loss property reinsurance. This reinsurance responds to a loss of the reinsured in excess of its retention level on a single “risk”, rather than to aggregated losses for all covered risks. A “risk” in this context might mean the insurance coverage on one building or a group of buildings or the insurance coverage under a single policy which the reinsured treats as a single risk.

Retrocessional Reinsurance. We also provide reinsurance cover to other reinsurance companies, which is known as retrocessional protection. Demand for, and terms and conditions, including pricing of, this type of business can vary quite significantly from year to year. Accordingly, the premium volume that we write for this type of business may fluctuate year to year. Most of the underlying risks retroceded arise from property catastrophe excess of loss contracts.

Aviation Reinsurance. We also write a small amount of short-tail aviation reinsurance on proportional and excess of loss bases. Although they primarily involve property damage, these aviation risks may involve casualty coverage arising from the same event causing the property damage. In 2007, this includes business written in four pro rata satellite contracts, where the underlying insurance is written on an excess of loss basis.

Other Lines of Business. Other lines include a reinsurance quota share of kidnap and ransom and related exposures; some marine excess of loss reinsurance contracts; and some miscellaneous property reinsurance covers, on both a pro rata and excess of loss basis.

Policy Features. Generally, our policies have been written for a one-year period, and without experience-based adjustments. However on a limited basis, a small proportion of our policies have included some incentives, such as “no claims” bonuses and profit commissions.

Underwriting Services. Beginning on December 1, 2001, IPCUSL commenced providing underwriting services to Allied World Assurance Company, Ltd. (“AWAC”), a multi-line insurance and reinsurance company in which AIG owned a 23.3% ownership interest. On December 5, 2006, IPCRe Underwriting Services Limited (“IPCUSL”), a subsidiary of IPC Holdings, incorporated in Bermuda, and AWAC executed an amendment to the Underwriting Agency agreement, terminating the arrangement, effective November 30, 2006. IPCUSL continues to service business it bound on AWAC’s behalf, until November 30, 2009, and receives an early termination fee of $400 thousand, as well as any agency commissions due under the agreement for business bound on AWAC’s behalf prior to November 30, 2006.

Geographic Diversification

Since inception, we have sought to diversify our exposure across geographic zones around the world in order to obtain the optimum spread of risk. We divide our markets into geographic zones and limit the coverage we are willing to provide for any risk located in a particular zone, so as to limit to a predetermined level our net aggregate loss exposure from all contracts covering risks believed to be located in that zone. Contracts that have “worldwide” territorial limits are likely to have exposures in several geographic zones. We treat these as truly global limits, although the actual underlying exposures may not be global. “Worldwide” aggregate liabilities are added to those in each and every zone, to determine our aggregate loss exposure.

We recognize that events may affect more than one zone, and to the extent we have accepted reinsurance from a ceding insurer with a loss exposure in more than one zone, we generally record such potential loss in all such affected zones. For example, the program for a U.S. national carrier typically will provide coverage in each U.S. zone. A program with worldwide exposure will also be subject to limits in U.S. zones or other zones around the world, as applicable. This results in very substantial “double-counting” of exposures in determining utilization of an aggregate within a given zone. Consequently, the total sum insured will be less than the sums of utilized aggregates for all of the zones.

The following table sets out our gross aggregate in-force liability allocated to various zones of coverage exposure at January 1, 2008, 2007 and 2006. Our aggregate limits will be reduced to the extent that business is ceded to our reinsurance facilities (see “Retrocessional Reinsurance Purchased” below).

	Aggregate Limit of Liability at January 1,
Geographic Area	2008	2007	2006
	(in thousands)	(in thousands)	(in thousands)
United States
New England	$1,086,119	$1,170,011	$1,062,731
Atlantic	1,121,629	1,168,499	1,084,192
Gulf	1,043,764	1,082,124	1,040,028
North Central	1,087,694	1,124,824	1,050,960
Mid West	1,057,154	1,087,171	1,015,877
West	1,056,582	1,113,517	1,029,394
Alaska	959,222	944,022	719,948
Hawaii	931,044	909,927	645,433
Total United States (1)	1,183,689	1,247,219	1,215,760
Canada	483,003	396,461	202,807
Worldwide (2)	27,790	39,000	261,541
Worldwide (excluding the United States) (3)	34,822	29,065	68,388
Northern Europe	1,096,600	970,220	1,055,449
Japan	274,225	315,925	291,190
Australia and New Zealand	206,928	326,535	309,225
Maximum permitted (4)	1,488,022	1,393,669	1,293,120

Notes: (1)	The United States in aggregate is not a zone. The degree of “double-counting” in the 8 U.S. zones is illustrated by the relation of the aggregate in-force limit of liability for the United States compared to the individual limits of liability in the 8 zones.

(2)	Includes contracts that cover risks in two or more geographic zones, including the United States.

(3)	Includes contracts that cover risks in two or more geographic zones, excluding the United States.

(4)	The maximum zonal exposure permitted is the amount approved by the board of directors from time to time and is established annually on the basis of, and as a proportion of, shareholders’ equity in accordance with our risk management policies.

The effectiveness of geographic zone limits in managing risk exposure depends on the degree to which an actual event is confined to the zone in question and on our ability to determine the actual location of the risks believed to be covered under a particular reinsurance program. Accordingly, there can be no assurance that risk exposure in any particular zone will not exceed that zone’s limits.

If a proposed reinsurance program would cause the maximum zonal exposure limit then in effect to be exceeded, the program would be declined, regardless of its desirability, unless we utilize retrocessional coverage, such as our proportional reinsurance facilities discussed in “Retrocessional Reinsurance Purchased” below, thereby reducing the net aggregate exposure to the maximum limit permitted, or less. If we were to suffer a net financial loss in any fiscal year or any other reduction in shareholders’ equity, for the remainder of that year our zonal exposures would exceed the predetermined limits per zone, which would be reduced in the next year. During 2006, we reduced the maximum limit of exposure per geographic zone, as we sought to implement a number of risk management policies aimed to mitigate volatility, following the losses we incurred as a result of hurricane Katrina. During 2007, we continued with these risk management policies.

Currently, we have divided the United States into 8 geographic zones and our other markets, including Europe and Japan, into a total of 18 zones. Zones are designated as geographic areas which, based on historic catastrophe loss experience reflecting actual catastrophe events and property development patterns, we believe are most likely to absorb a large percentage of losses from one catastrophic event. These zones are determined using computer modeling techniques and underwriting assessments. The zones may vary in size, level of population density and commercial development. The zones with the greatest exposure written by IPC are located in the United States, in particular the Atlantic and New England regions, and northern Europe. The parameters of these geographic zones are subject to periodic review and change.

The following table sets out gross premiums written, excluding reinstatement premiums, and the percentage of such premiums allocated to the zones of coverage exposure.

	Year ended December 31,
	2007		2006		2005
Geographic Area (1)	Premiums Written	Percentage of Premiums Written	Premiums Written	Percentage of Premiums Written	Premiums Written	Percentage of Premiums Written
	(in thousands)		(in thousands)		(in thousands)
United States	$221,035	56.5%	$205,866	48.7%	$136,331	39.7%
Worldwide (2)	17,412	4.5%	58,293	13.8%	66,260	19.3%
Worldwide (excluding the United States.) (3)	4,098	1.0%	9,106	2.1%	5,419	1.6%
Europe	103,493	26.5%	107,920	25.5%	94,183	27.4%
Japan	20,768	5.3%	22,907	5.4%	24,395	7.1%
Australia and New Zealand	19,174	4.9%	15,595	3.7%	14,647	4.3%
Other	5,134	1.3%	3,451	0.8%	2,003	0.6%

Total	$391,114	100.0%	$423,138	100.0%	$343,238	100.0%

Notes: (1)	Except as otherwise noted, each of these categories includes contracts that cover risks located in the designated geographic area.

(2)	Includes contracts that cover risks in two or more geographic zones, including the United States.

(3)	Includes contracts that cover risks primarily in two or more geographic zones, excluding the United States.

Underwriting and Program Limits

In addition to geographic zones, we seek to limit our overall exposure to risk by pursuing a disciplined underwriting strategy which limits the amount of reinsurance we will supply in accordance with a particular program or contract, so as to achieve diversification within and across geographical zones. Commencing January 2004 and continued in 2005, the maximum exposure was generally limited to $60 million per program. During 2006, we reduced the program limit to $50 million, as we sought to implement a number of risk management policies following the losses we incurred as a result of hurricane Katrina. Under the authority of the Chief Executive Officer, we have exceeded these limits in a small number of instances. We also attempt to distribute our exposure across a range of attachment points. Attachment points vary and are based upon our assessment of the ceding insurer’s market share of property perils in any given geographic zone to which the contract relates, as well as the capital needs of the ceding insurer.

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

In addition to the reinsurance data system, we use computer modeling to measure and estimate loss exposure under both simulated and actual loss scenarios and in comparing exposure portfolios to both single and multiple events. Since 1993, we have contracted AIR Worldwide Corporation for the use of their proprietary models, currently CATRADER®, as part of our modeling approach. These computer-based loss modeling systems utilize A.M. Best’s data and direct exposure information obtained from our clients, to assess each client’s catastrophe management approach and adequacy of their program’s protection. Modeling is part of our underwriting criteria for catastrophe exposure pricing. The majority of our client base also use one or more of the various modeling consulting firms in their exposure management analysis, upon which their catastrophe reinsurance buying is based. In addition, we sometimes perform or contract for additional modeling analysis when reviewing our major commitments. The combination of reinsurance system information, together with CATRADER® modeling, enables us to monitor and control our acceptance of risk.

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

We have procedures to ensure that all acceptances are made in accordance with our underwriting policy and aggregate control. Each underwriting individual is given an underwriting authority, limits above which must be submitted for approval to the Chief Executive Officer. All new acceptances are reviewed by senior underwriting personnel.

Generally, 60% of premiums (excluding reinstatement premiums) we write each year are for contracts which have effective dates in the first quarter, about 24% in the second quarter and about 11% in the third quarter. Premiums are generally due in installments, either quarterly or semi-annually, over the contract term, with each installment usually received within 30 days of the due date.

Retrocessional Reinsurance Purchased

Since January 1, 1999, we have utilized a proportional reinsurance facility covering property catastrophe business written by IPCRe. The facility provides coverage in each of at least 5 named zones, and potentially other zones of our choosing, provided that the risks in those zones do not accumulate with those in the named zones. The United States and the Caribbean are excluded zones. The named zones are the United Kingdom; Europe (excluding the U.K.); Australia / New Zealand; Japan and Other. Effective January 1, 2005, the facility provided coverage of up to $75 million in each of the named zones, with the exception of Europe (excluding the

U.K.), where the coverage was limited to $50 million. Effective January 1, 2006, the facility provided coverage of up to $75 million in each of the named zones. Effective January 1, 2007, the facility provided coverage of up to $75 million in each of the named zones, with the exception of the U.K., where the facility provided coverage of up to $100 million. Business ceded to the facility is solely at our discretion. Within these limitations, we may designate the treaties to be included in the facility, subject to IPCRe retaining at least 50% of the risk. The premium ceded is pro rata, less brokerage, taxes and an override commission. Most reinsurers participating in the facility have financial strength ratings issued by S & P and/or A.M. Best of A or above, and the minimum rating is A- at the time of acceptance. This facility has been renewed annually and the bound participation has varied between 92.0%, and 37.0%. Participation in 2007 was 45.0% and IPCRe co-participates on the balance. The bound participation for 2008 is 25.0% and the limits of the treaty remain unchanged.

Effective January 1, 2002 we arranged a Property Catastrophe Excess of Loss reinsurance facility in respect of certain property business written by IPCRe. This facility covers first limits of loss only for the business ceded to this facility, and all subsequent reinstatement premiums and further events’ losses in that year are retained by IPCRe. Business ceded to this facility includes worldwide business excluding the United States and Canada. IPCRe originally ceded $15 million ultimate net loss in the aggregate per contract year to the facility. IPCRe’s retention is $10 thousand in the aggregate. This facility was renewed at January 1, 2003 and annually thereafter with a reinsurer whose rating is AA-. Under the terms of the treaty for 2003, coverage was $30 million excess of $10 thousand in the aggregate, and for 2004 and 2005 this was increased to $50 million excess of $10 thousand in the aggregate. For 2006 this was decreased to $30 million excess of $10 thousand in the aggregate. At January 1, 2007 the facility was renewed with the same terms as the expiring contract. Effective January 1, 2008 the facility was not renewed.

Marketing

Our customers generally are sophisticated, long-established insurers who understand the risks involved and who desire the assurance not only that claims will be paid but that reinsurance will continue to be available after claims are paid. Catastrophic losses can be expected to affect financial results adversely from time to time, and we believe that our financial stability, ratings and adequacy of capital (as well as our service and innovation) are essential for creating long-term relationships with clients, and that such relationships are key to creating long-term value for the Company and our shareholders. During 2007, no single ceding insurer accounted for more than 5.7% of our gross premiums written, excluding reinstatement premiums.

We market our reinsurance products worldwide through non-exclusive relationships with more than 50 of the leading reinsurance brokers active in the U.S. and non-U.S. markets for property catastrophe reinsurance.

Based on premiums written during the year ended December 31, 2007, the four broker groups from which we derived the largest portions of our business in 2007 (with the approximate percentage of our premium volume derived from such group, excluding reinstatement premiums) are Marsh & McLennan Companies, Inc. (34.0%), Aon Corp. and affiliates (25.1%), Willis Group (15.1%), and Benfield Group (11.1%). For the years ended December 31, 2006 and 2005, respectively, the approximate percentages on a comparative basis were: Marsh—30.3% and 34.3%; Aon—27.7% and 28.5%; Willis—16.4% and 14.6%; and Benfield—12.0% and 9.4%. During the year ended December 31, 2007, we had in force reinsurance contracts with only six ceding companies which were not derived from a reinsurance broker; otherwise, our products are marketed exclusively through brokers. All brokerage transactions are entered into on an arm’s-length basis.

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

Reserves for Losses and Loss Adjustment Expenses

Under GAAP, we are not permitted to establish loss reserves until the occurrence of an event which may give rise to a claim. Once such an event occurs, we establish reserves based upon estimates of losses incurred by the ceding insurers as a result of the event and our estimate of the portion of such loss we have reinsured. With respect to our pro rata business, we establish loss reserves as determined by a historical loss development pattern. Only loss reserves applicable to losses incurred up to the reporting date may be recorded, with no allowance for the provision of a contingency reserve to account for expected future losses. Claims arising from future catastrophic events can be expected to require the establishment of substantial reserves from time to time. Our reserves are adjusted as we receive notices of claims and other information from reinsureds and as industry estimates of severity of damages and our share of the total loss are revised.

We establish additional reserves where we believe that the ultimate loss amount is greater than that reported to us by the ceding company. These reserves, which provide for development on reported losses are known as Reported But Not Enough (“RBNE”) reserves. We also establish reserves for losses incurred as a result of an event known but not reported to us. These Incurred But Not Reported reserves, together with RBNE reserves, are established for both catastrophe and other losses. To estimate the portion of loss and loss adjustment expenses relating to these claims for the year, we review our portfolio of business relevant to the event to determine where the potential for loss may exist. Industry loss data, as well as actual experience, knowledge of the business written by us and general market trends in the reinsurance industry, are considered. We may also use CATRADER® to measure and estimate loss exposure under the actual event scenario, if available. The sum of the individual estimates derived from the above methodology provides us with an overall estimate of the loss reserve for the company as a whole. We have contracted a leading worldwide independent firm of actuaries to conduct a review of our loss reserves on a semi-annual basis.

Loss reserves represent our estimates, at a given point in time, of the ultimate settlement and administration costs of claims incurred, and it is likely that the ultimate liability may differ from such estimates. Such estimates are not precise in that, among other things, they are based on predictions of future developments and other variable factors such as inflation and currency exchange rates. During the claim settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward, and any such adjustment would affect our results of operations in the period when the adjustment is determined. Even after such adjustments, ultimate liability may materially differ from the revised estimates. In contrast to casualty losses, which frequently can be determined only through lengthy, unpredictable litigation, property losses tend to be reported relatively promptly after the loss event and settled within a shorter period of time. However, delays in the timing with which we are notified of changes to loss estimates can be caused by complexity resulting from problems such as multiple events affecting one geographic area and the resulting impact on claims adjusting (including allocation of claims to an event and the effect of demand surge) by, and communications from, ceding companies.

The following table presents an analysis of paid, unpaid and incurred losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses for the years indicated:

	2007	2006	2005
	(in thousands)	(in thousands)	(in thousands)
Gross loss reserves, beginning of the year	$548,627	$1,072,056	$274,463
Loss reserves recoverable, beginning of the year	(1,989)	(1,054)	(5,006)

Total net reserves, beginning of year	546,638	1,071,002	269,457

Net losses incurred related to:
Current year	154,657	24,697	1,017,495
Prior years	(29,734)	33,808	55,167

Total incurred losses	124,923	58,505	1,072,662

Net paid losses related to:
Current year	(25,572)	(3,248)	(96,705)
Prior years	(271,299)	(582,248)	(170,399)

Total paid losses	(296,871)	(585,496)	(276,104)

Effect of foreign exchange movements	3,058	2,627	(4,013)

Total net reserves, end of year	377,748	546,638	1,071,002
Loss reserves recoverable, end of year	17,497	1,989	1,054

Gross loss reserves, end of year	$395,245	$548,627	$1,072,056

For certain catastrophic events there is considerable uncertainty underlying the assumptions and associated estimated reserves for losses and loss adjustment expenses. Reserves are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments could require a material change in the amount estimated. For example, the initial estimate for hurricane Katrina had been based on industry insured loss estimates, output from industry and proprietary models, a review of contracts potentially affected by the events, information received from both clients and brokers and management judgement. It had also been assumed that underlying policy terms and conditions are upheld during the loss adjustment process. The unique circumstances and severity of this devastating catastrophe, including the extent of flooding and limited access by claims adjusters, introduced additional uncertainty to the normally difficult process of estimating catastrophe losses. This was compounded by the potential for legal and regulatory issues arising regarding the scope of coverage. Consequently, the ultimate net impact of losses from this event on the Company’s net income might differ substantially from the initial estimate. Such adjustments, if necessary, are reflected in results of operations in the period in which they become known.

Losses incurred in the year ended December 31, 2007 are predominantly due to windstorm Kyrill that swept across northern Europe, the storm and subsequent flooding that affected parts of New South Wales, Australia, the flooding that impacted parts of northern England in June and the flooding that impacted various parts of the United Kingdom in July. Net amounts recorded for these events were $138 million in the aggregate. Net losses incurred in the year ended December 31, 2007 in respect of prior years are reductions in the ultimate estimated losses, in particular the major windstorms of 2005.

Losses incurred in the year ended December 31, 2006 were predominantly due to cyclone Larry which struck Queensland, Australia and super-typhoon Shanshan, which struck Japan. Amounts recorded for these events were $13 million in the aggregate. Losses incurred in the year ended December 31, 2006 in respect of prior years were primarily the result of development in reserves relating to the major windstorms of 2005, primarily hurricane Wilma. In addition there were two additional losses recorded which occurred in 2005: a U.K. explosion and a train wreck and associated chemical spill which took place in South Carolina.

Losses incurred in the year ended December 31, 2005 were predominantly due from hurricanes Katrina, Rita and Wilma which struck Louisiana, Texas and Florida, respectively. Losses from these events totalled $977 million in the aggregate. Losses incurred in the year ended December 31, 2005 in respect of prior years primarily resulted from development of 2004 reserves relating to three of the four hurricanes which struck Florida, two of the typhoons which struck Japan and the Indonesian tsunami.

The following table represents the development of our GAAP balance sheet reserves for the period 1997 to 2007. This table does not present accident or policy year development data. The first line of the data in the table shows the gross reserves for losses and loss adjustment expenses at the balance sheet date for each of the indicated years. This represents the estimated amounts of losses and loss adjustment expenses arising in the current year and all prior years that are unpaid at the balance sheet date, including IBNR reserves. The table also shows the re-estimated amount of previously recorded reserves based on experience as of each of the succeeding years. The “cumulative redundancy (deficiency) on gross reserves” represents the aggregate change in gross liability to date from the indicated estimate of the gross reserve for losses and loss adjustment expenses at the balance sheet date for each of the indicated years. These cumulative redundancies and deficiencies on gross reserves highlight the difficulties of estimating initial loss reserves.

Year ended December 31, (in millions of U.S. dollars)	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
Gross reserve for losses & loss adjustment expenses	27.5	52.0	111.8	60.1	162.1	119.5	123.3	274.4	1,072.1	548.6	395.2
1 year later	33.7	65.2	146.9	62.4	169.0	136.9	110.7	327.1	1,107.9	522.3
2 years later	33.3	65.2	143.1	60.3	178.1	131.0	111.1	323.9	1,072.2
3 years later	31.5	60.8	142.6	60.8	174.4	128.3	105.7	318.1
4 years later	29.3	60.9	143.1	60.2	172.5	124.2	102.4
5 years later	29.2	60.8	143.3	59.5	169.2	122.4
6 years later	29.3	62.2	142.6	58.5	170.9
7 years later	30.8	61.3	141.9	58.5
8 years later	30.1	61.5	142.2
9 years later	30.0	61.7
10 years later	30.4

Cumulative gross paid losses
1 year later	15.2	37.3	97.7	24.4	79.7	47.9	35.7	176.7	582.5	273.3
2 years later	23.0	50.0	116.7	39.5	115.2	75.7	59.2	229.6	835.0
3 years later	25.0	52.0	126.9	44.3	130.6	89.9	69.2	257.5
4 years later	25.8	53.6	130.6	49.4	143.5	98.0	75.0
5 years later	26.0	54.4	134.2	51.4	150.4	102.4
6 years later	26.2	56.8	136.0	52.2	154.5
7 years later	27.9	57.2	136.4	52.6
8 years later	27.9	57.3	136.7
9 years later	27.9	57.4
10 years later	28.0

Gross reserve for losses and loss adjustment expenses	27.5	52.0	111.8	60.1	162.1	119.5	123.3	274.4	1,072.1	548.6
Gross liability re-estimated	30.4	61.7	142.2	58.5	170.9	122.4	102.4	318.1	1,072.2	522.3

Cumulative redundancy (deficiency) on gross reserves	(2.9)	(9.7)	(30.4)	1.6	(8.8)	(2.9)	20.9	(43.7)	(0.1)	26.3

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” contained in the Annual Report, and the discussion on the reserve for losses and loss adjustment expenses above, for further information on the reasons for the deficiencies of 1999 and 2004.

Investments

General.

Our current investment strategy is defined primarily by the need to safeguard our capital, since we believe that the risks inherent in catastrophe reinsurance should not be augmented by a speculative investment policy. For this reason our investment policy is conservative with a strong emphasis on the quality and liquidity of investments. At December 31, 2007, other than cash, our investments consisted of fixed maturity securities, all of which had a rating of A or above, and investments in equities, being predominantly three equity type mutual funds and a fund of hedge funds. Corporate bonds represented 65% of total fixed maturity investments at December 31, 2007, and of these 52% were issued by non-U.S. corporations and 48% by U.S. corporations. Our investment policy also stresses diversification and at December 31, 2007 we had 99 different issuers in the portfolio with only three issuers (European Investment Bank, Federal National Mortgage Association and Council of Europe) that individually represented more than 5% of our portfolio. Guidelines are also set which limit permitted issuers, the amount of non-U.S. dollar denominated securities and the target duration of the portfolio. Our investment guidelines are reviewed periodically and are subject to change at the discretion of the Board of Directors.

The following table summarizes the fair value of our investments and cash and cash equivalents as of December 31, 2007 and 2006:

	December 31,
Type of Investment	2007	2006
	(in thousands)
Fixed Maturities available for sale
U.S. Government and government agencies	$224,135	$281,921
Other governments	85,009	205,963
Corporate	1,176,528	1,084,010
Supranational entities	317,603	247,667

	1,803,275	1,819,561

Equities, available for sale	630,483	577,549
Cash and cash equivalents	39,486	88,415

	$2,473,244	$2,485,525

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). The Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS 157 is effective for fiscal years beginning after November 15, 2007.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, with changes in fair value recorded in net income. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157.

Commencing January 1, 2007, the Company elected for early adoption of the fair value option for all fixed maturity and equity investments and therefore also adopted SFAS 157. The Company elected to early adopt the fair value option to simplify the accounting, as this adoption reduces the burden of the monitoring of differences between the cost and fair value of our investments, including the assessment as to whether declines in value are temporary in nature, mitigates a potential volatility in earnings and further removes an element of management judgement. Prior to January 1, 2007, investments were considered “Available for Sale” and were carried at fair value. This adoption requires the investments to now be reported as “Trading” under SFAS 115, although it does not amend the carrying value of our fixed maturity and equity investments as they continue to be carried at fair value. As a result all unrealized gains and losses in our investment portfolio were reclassified from accumulated other comprehensive income within shareholders’ equity on our consolidated balance sheets to retained earnings as of January 1, 2007. This cumulative-effect adjustment reclassifying unrealized gains and losses was $128.0 million, which represented the difference between the cost or amortized cost of our investments and the fair value of those investments at December 31, 2006.

With the investments now being classified as “Trading” all subsequent changes to the fair value of our investment portfolio are recorded as net gains (losses) on investments in our consolidated statements of income (loss) whereas prior to January 1, 2007, unrealized gains and losses were included within accumulated other comprehensive income as a separate component of shareholders’ equity. The change in the fair value during the year ended December 31, 2007 of $64.0 million is therefore included in net gains on investments within our consolidated statements of income. Had we been able to apply the same SFAS 159 accounting in previous years, we would have had an increase in net gains (losses) on investments of $34.9 million and $1.9 million for the years ended December 31, 2006 and 2005 respectively.

As stated above, this adoption does not amend the carrying value of our fixed maturity and equity investments as they were previously carried at fair value. In determining fair value, IPC uses various valuation approaches which are predominantly the broker-quoted market price for fixed maturity investments or the advised net asset value for our mutual funds. SFAS 157 established a hierarchy for inputs in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs are used when available. Observable inputs are inputs that market participants would use in pricing the asset based on market data obtained from sources independent of the Company. Unobservable inputs would be inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly.

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The following table shows how our investments are categorized.

	Fair Value Measurement at December 31, 2007, using:
Description	Fair Value Measurements at December 31, 2007	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
	(in thousands)	(in thousands)	(in thousands)
Fixed maturity investments	$1,803,275	—	$1,803,275
Equity investments	$630,483	—	$630,483

Fixed maturity investments are stated at fair value as determined by the broker-quoted market price of these securities and as provided either by independent pricing services or, when such prices are not available, by reference to broker or underwriter bid indications. Although we believe the majority of these securities could be classified as quoted on active markets they are not quoted on a public exchange and therefore we are classifying them as Level 2.

Equity investments in mutual funds are stated at fair value as determined by the most recently advised net asset value as advised by the fund. Three funds have daily reported net asset values—with the funds’ holdings predominantly in publicly quoted securities—and one fund has a monthly reported net asset value—where the fund’s holdings can be in various publicly quoted and unquoted investments with observable inputs. Due to the funds’ values being net asset values, with no significant lock ups and not publicly quoted prices we are classifying them as Level 2.

Maturity and Duration of Portfolio. Currently, we maintain a target modified duration for the portfolio of between 1.25 years and 5.0 years as being appropriate for the type of business being conducted, although actual maturities of individual securities vary from less than one year to a maximum of ten years for fixed maturity securities. At December 31, 2007 the fixed maturity portfolio (including cash and cash equivalents within such portfolio) had an average maturity of 4.0 years and an average modified duration of 3.5 years. We believe that, given the relatively high quality of our portfolio, adequate market liquidity exists to meet our cash demands.

The following table summarizes the fair value by maturities of our fixed maturity investment portfolio as of December 31, 2007 and 2006. For this purpose, maturities reflect contractual rights to put or call the securities; actual maturities may be longer.

	December 31,
	2007	2006
	(in thousands)

Due in one year or less	$219,595	$146,864
Due after one year through five years	1,044,071	1,161,390
Due after five years through ten years	539,609	511,307

	$1,803,275	$1,819,561

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

The following table summarizes the composition of the fair value of all cash and fixed maturity investments by rating:

	December 31,
	2007	2006
Cash and cash equivalents	2.1%	4.6%
U.S. Government and government agencies	12.2%	14.8%
AAA	45.9%	35.2%
AA	23.2%	23.1%
A	16.6%	21.8%
BBB	0.0%	0.5%

	100%	100%

There are no delinquent securities in our investment portfolio.

Equities. Our investments in equities mostly comprise holdings of units in three mutual funds and the fund of hedge funds described below. The AIG Global Equity Fund is incorporated in Ireland, managed by AIG Global Investment Fund Management Limited and invests predominantly in large capitalized companies operating in diverse sectors of global equity markets. The AIG American Equity Fund is also incorporated in Ireland, managed by AIG Global Investment Fund Management Limited and invests predominantly in large capitalized companies operating in diverse sectors of north America. The Vanguard U.S. Futures Fund is an Ireland-based fund with attributes similar to those of the S & P 500 Index. Any dividends received from these funds are reinvested in the respective fund. The AIG Select Hedge Fund, a limited company incorporated in the Cayman Islands, managed by a subsidiary of AIG invests in a number of hedge funds, typically 30 to 40, managed by unrelated parties, with a variety of investment strategies. The purpose of this investment is to provide additional diversification of our portfolio as a whole, and to potentially improve overall yield. Any dividends received are reinvested in the fund.

Real Estate. Our portfolio does not contain any direct investments in real estate. As the Company does not directly invest in asset-backed or mortgage-backed securities, we believe that there is insignificant exposure to subprime mortgages.

Foreign Currency Exposure. At December 31, 2007 and 2006, all of our fixed maturity investments were in securities denominated in U.S. dollars. The investment guidelines permit up to 20% of the portfolio to be invested in non-U.S. dollar securities. However, from inception, such investments have been made infrequently and for the purpose of improving overall portfolio yield. When we do hold non-U.S. dollar denominated securities, we have entered and may enter into forward foreign exchange contracts for purposes of hedging our non-U.S. dollar denominated investment portfolio. In addition, in the event that loss payments must be made in currencies other than the U.S. dollar, in some cases we will match the liability with assets denominated in the same currency, thus mitigating the effect of exchange rate movements on the balance sheet. To date, this strategy has been used on three occasions. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure about Market Risk”, contained in the Annual Report.

Derivatives. Our investment policy guidelines provide that financial futures and options and foreign exchange contracts may not be used in a speculative manner but may be used, subject to certain numerical limits, as part of a defensive strategy to protect the market value of the portfolio. No direct investments were made in derivative instruments during 2007, and there were no open positions at December 31, 2007.

Competition

The property catastrophe reinsurance industry is highly competitive. We compete, and will continue to compete, with catastrophe reinsurers worldwide, many of which have greater financial, marketing and management resources than we do. Some of our competitors are large financial institutions with reinsurance divisions, while others are specialty reinsurance companies. In total, there are several hundred companies writing reinsurance of different types, including property catastrophe. Our main competition in the industry comes from multi-line insurance and reinsurance providers that write catastrophe-based products as part of a larger portfolio. Our major competitors include companies based in the United States, Europe and Bermuda. Though all of these companies offer property catastrophe reinsurance, in many cases it accounts for a small percentage of their total portfolio. In response to a reduction in market capacity and perceived increase in demand, during the fourth quarter of 2005, with similarity to the fourth quarter of 2001, a number of new companies that write reinsurance were formed in Bermuda and elsewhere, most of which write property catastrophe reinsurance as part of their larger portfolio. Also, several of our existing competitors raised additional capital. In addition, there may continue to be established companies or new companies of which we are not aware that may be planning to enter the property catastrophe reinsurance market or existing reinsurers that may be planning to commit capital to this market. Competition in the types of reinsurance business that we underwrite is based on many factors, including pricing and other terms and conditions offered, services provided, ratings assigned by independent rating agencies, speed of claims payment, claims experience, perceived financial strength, the length of relationships with clients and brokers, and experience and reputation of the reinsurer in the line of reinsurance to be written. Many of the reinsurers who have entered the Bermuda-based and other reinsurance markets have or could have more capital than us. No assurance can be given as to what impact this additional capital will ultimately have on terms or conditions of the reinsurance contracts of the types written by us.

In addition, over the last few years capital market participants, including exchanges and financial intermediaries, have developed financial products such as risk securitizations, intended to compete with traditional reinsurance, the usage of which has grown significantly in volume. Further, the tax policy of the countries in which our clients operate can affect the demand for reinsurance. We are also aware of initiatives by capital market participants to produce additional alternative products that may compete with the existing catastrophe reinsurance markets. This includes the entrance of several reinsurance vehicles (sidecars) funded by hedge funds, to write various types of reinsurance, including catastrophe business. We are unable to predict the extent to which any of the foregoing new, proposed or potential initiatives may affect the demand for our products or the risks which may be available for us to consider underwriting.

In September 1996, IPCRe was rated by A.M. Best, who gave it an initial rating of A+ (Superior). This rating was extended to IPCRe Europe in 1999, and was affirmed by A.M. Best in all subsequent years until November 2005, when the rating was lowered to A (Excellent), 3rd highest of 15 rating levels. This rating was affirmed in 2006 and 2007. However, in December 2007 the outlook was changed from “Stable” to “Negative”. In July 1997 S & P assigned financial strength and counter-party credit ratings of “A+ (Strong; 5th of 18 categories)”, which were also extended to IPCRe Europe in 1999 and affirmed in all subsequent years until November 2005, when it was also lowered to “A (Strong; 6th highest of 18 categories)”. At that time, S & P lowered the outlook from “Stable” to “Negative”. The rating was affirmed and the outlook maintained in 2006. However, in April 2007 S & P lowered the rating to “A- (Strong; 7th of 18 categories)”, but improved the outlook to “Stable”. Such ratings are based on factors of concern to cedants and brokers and are not directed toward the protection of investors. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell such securities. While we believe that IPCRe’s current ratings are of benefit, some of our principal competitors have a rating equal to or greater than that of IPCRe. Insurance ratings are one factor used by brokers and cedants as a means of assessing the financial strength and quality of reinsurers. In addition, a cedant’s own rating may be adversely affected by the rating of its reinsurer(s).

IPCRe is not licensed or admitted as an insurer in any jurisdiction in the United States and, consequently, must generally post letters of credit or other security to cover our share of loss reserves of, or unearned premiums with respect to, ceding insurers in the United States to enable such insurers to obtain favorable regulatory capital treatment of their reinsurance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”, contained in the Annual Report.

Employees

As of February 26, 2008, we employed thirty people on a full-time basis including our Chief Executive Officer, Chief Financial Officer and four underwriters. None of our employees are subject to collective bargaining agreements, and we know of no current efforts to implement such agreements at IPC.

Some of our employees, including most of our senior management, are employed pursuant to work permits granted by the Bermuda authorities. These permits expire at various times over the next several years. We have no reason to believe that these permits would not be extended upon request at their respective expirations. However, regulations enacted by the Minister of Labour and Home Affairs in Bermuda have imposed a policy that places a six-year term limit on individuals with work permits, subject to specified exemptions for persons deemed to be key employees and persons holding positions recognized as key occupations.

Regulation

Bermuda—The Insurance Act of 1978, as amended, and Related Regulations (the “Insurance Act”).

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

The Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants to the Authority powers to supervise, investigate, require information and the production of documents and intervene in the affairs of insurance companies. The Authority is proposing to amend certain of its reporting requirements and it is expected that formal legislation will come into force in 2008. If adopted as proposed, we do not expect that complying with such requirements will have a material impact on IPCRe or us. Certain significant aspects of the Bermuda insurance regulatory framework and the proposed amendments are set forth below.

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

Independent Approved Auditor. Pursuant to Section 16(1) of the Act, every registered insurer must appoint an auditor who will annually audit and report on the Statutory Financial Statements and the Statutory Financial Return of the insurer, both of which, in the case of IPCRe, are required to be filed annually with the Authority. The independent auditor of IPCRe must be approved by the Authority and may be the same person or firm which audits IPCRe’s financial statements for presentation to its shareholders. No approved auditor of an insurer may have an interest in that insurer, other than as an insured, and no officer, servant or agent of an insurer shall be eligible for appointment as an insurer’s approved auditor. An insurer must give written notice to the Authority if it proposes to remove or replace its approved auditor, and further, an insurer’s approved auditor must notify the Authority in the event of his resignation or removal, or where the approved auditor includes a material modification of his report on an insurer’s Statutory Financial Statements.

Loss Reserve Specialist. As a registered Class 4 insurer, IPCRe is required to submit an opinion of its approved loss reserve specialist with its Statutory Financial Return in respect of its loss and loss expense provisions. The appointment of the loss reserve specialist, who will normally be a qualified property and casualty actuary, must be approved by the Authority.

Statutory Financial Statements. IPCRe must prepare annual Statutory Financial Statements. The Insurance Act prescribes rules for the preparation and substance of such Statutory Financial Statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto). IPCRe is required to give information and analyses regarding premiums, claims, reinsurance and investments. The Statutory Financial Statements are not prepared in accordance with GAAP and are distinct from the financial statements prepared for presentation to IPCRe’s shareholder under the Companies Act 1981 of Bermuda (the “Companies Act”), which financial statements are prepared in accordance with GAAP. IPCRe, as a general business insurer, is required to submit the annual Statutory Financial Statements as part of its annual Statutory Financial Return. The Statutory Financial Statements and the Statutory Financial Return do not form part of the public records maintained by the Authority. The Authority is proposing that Class 4 insurers file, with the annual Statutory Financial Return, audited GAAP financial statements, which will be published, subject to certain conditions.

Annual Statutory Financial Return. IPCRe is required to file with the Authority a Statutory Financial Return no later than four months after its financial year-end (unless specifically extended upon application to the Authority). The Statutory Financial Return for a Class 4 insurer includes, among other matters, a report of the approved independent auditor on the Statutory Financial Statements of such insurer, solvency certificates, the Statutory Financial Statements themselves, the opinion of the loss reserve specialist and a schedule of reinsurance ceded. The solvency certificates must be signed by the principal representative and at least two directors of the insurer who are required to certify, among other matters, whether the minimum solvency margin has been met and whether the insurer complied with the conditions attached to its certificate of registration. The independent approved auditor is required to state whether in its opinion it was reasonable for the directors to so certify. Where an insurer’s accounts have been audited for any purpose other than compliance with the Insurance

Act, a statement to that effect must be filed with the Statutory Financial Return. The Authority proposes to expand the Statutory Reporting to include additional forward-looking risk management information, such as proforma financial statements and prescribed stress and scenario test results.

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

Bermuda Solvency Capital Requirement. As part of the Authority’s ongoing review of Bermuda’s insurance supervisory framework, the Authority is proposing to introduce a new risk-based capital model (“Bermuda Solvency Capital Requirement” or “BSCR”) as a tool to assist them in measuring risk and determining appropriate capitalization. In addition, the Authority intends to allow insurers to make application to the Authority to use their own internal capital models instead of the BSCR in cases where insurers can establish that their respective internal capital models better reflect their company characteristics. The Authority intends to consult further with insurers on the finer details of these proposals prior to formally implementing them.

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

Bermuda—Certain Other Considerations.

IPC Holdings, IPCRe and IPCUSL (together “IPCBDA”) must also comply with the provisions of the Companies Act regulating the payment of dividends and making of distributions from contributed surplus. A company is prohibited from declaring or paying a dividend, or making a distribution out of contributed surplus, if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

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

The Bermuda Government actively encourages foreign investment in “exempted” entities like the Company that are based in Bermuda, but do not operate in competition with local businesses. As well as having no restrictions on the degree of foreign ownership, IPCBDA are not currently subject to taxes on their income or dividends or to any foreign exchange controls in Bermuda. In addition, there is currently no capital gains tax in Bermuda.

United States.

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

In addition to the regulatory requirements imposed by the jurisdictions in which the ceding companies are licensed, reinsurers’ business operations are affected by regulatory requirements in various states of the United States governing “credit for reinsurance” which are imposed on their ceding companies. In general, a ceding company which obtains reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction or state in which the reinsurer files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the liability for unearned premiums and loss reserves and loss expense reserves ceded to the reinsurer. IPCRe is not licensed, accredited or approved in any state in the United States. The great majority of states, however, permit a credit to statutory surplus resulting from reinsurance obtained from a non-licensed or non-accredited reinsurer to be offset to the extent that the reinsurer provides a letter of credit or other acceptable security arrangement. A few states do not allow credit for reinsurance ceded to non-licensed reinsurers except in certain limited circumstances and others impose additional requirements that make it difficult to become accredited. Premiums ceded to IPCRe are also subject to excise tax in the United States for U.S. business, and in certain other jurisdictions.

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

European Union.

IPCRe Europe is incorporated in Ireland and is, as such, subject to regulations imposed by the European Union. As a result of a new Reinsurance Directive, reinsurance companies in Ireland are now required to meet a number of new requirements set by the Financial Regulator in Ireland. These requirements include revised levels of minimum solvency, and many of the new provisions focus on corporate governance and compliance, including a statement of compliance submission to the Financial Regulator. Effective December 10, 2007, IPCRe Europe was deemed to be a Regulated Reinsurance Company in Ireland, having met the necessary criteria required by the Financial Regulator.

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

Dividends. Because we believe that we are not a passive foreign investment company, we believe that, if you are a non-corporate U.S. person who holds our common shares, dividends paid to you on our common shares in taxable years beginning after December 31, 2002 and before January 1, 2011 that constitute “qualified dividend income” will be taxable to you at a maximum tax rate of 15% if you hold the common shares for more than 60 days during the 121-day period that begins 60 days before the ex-dividend date and meet other holding period requirements under United States federal income tax rules. Dividends that we pay with respect to the common shares generally will be “qualified dividend income” if, in the year that you receive the dividends, the common shares are readily tradable on an established securities market in the United States. We believe our common shares should be treated as readily tradable on an established securities market in the United States.

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

Currently, IPCRe pays reinsurance premium excise taxes in the United States (1%), Australia (3%), and certain other jurisdictions.

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

Related Person Insurance Income Rules. If IPCRe’s related person insurance income (“RPII”) were to equal or exceed 20% of IPCRe’s gross insurance income in any taxable year, any U.S. person who owns shares directly or indirectly on the last day of the taxable year would likely be required to include in its income for U.S. federal income tax purposes its pro rata share of IPCRe’s RPII for the taxable year, determined as if such RPII were distributed proportionately to such U.S. persons at that date regardless of whether such income is actually distributed. A U.S. person’s pro rata share of IPCRe’s RPII for any taxable year, however, will not exceed its proportionate share of IPCRe’s earnings and profits for the year (as determined for U.S. federal income tax purposes). In particular, if you are a holder of our Series A Mandatory Convertible preferred shares, your share of IPCRe’s RPII with respect to your Series A Mandatory Convertible preferred shares for most years should not, to the extent dividends are paid quarterly, exceed the amount of dividends that have been paid quarterly to you. The amount of RPII earned by IPCRe (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. shareholder of IPCRe or any person related to such shareholder, including IPC Holdings) will depend on a number of factors, including the geographic distribution of IPCRe’s business and the identity of persons directly or indirectly insured or reinsured by IPCRe. Although we do not believe that the 20% threshold was met in taxable years from 1994 to 2007, some of the factors which determine the extent of RPII in any period may be beyond our control. Consequently, there can be no assurance that IPCRe’s RPII will not equal or exceed 20% of its gross insurance income in any taxable year.

The RPII rules described above may also apply to IPCRe Europe. We do not believe that U.S. persons who owned shares were required to include any amount of RPII in income for the taxable years 1998 to 2007 in respect of their indirect ownership of IPCRe Europe, but there can be no assurance that IPCRe Europe’s RPII will not equal or exceed 20% of its gross insurance income in any taxable year and/or that IPCRe Europe will have no earnings and profits (as determined for U.S. federal income tax purposes) in any taxable year.

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

Conversion of Series A Mandatory Convertible preferred shares. There is no clear authority concerning the tax treatment of cash paid upon conversion of the Series A Mandatory Convertible preferred shares, whether such cash represents accrued, cumulated and unpaid dividends or the payment of the present value of future dividend payments in respect of an accelerated mandatory conversion date before November 15, 2008. Such cash may be subject to tax as a distribution in the manner described above under “Dividends” or it may be treated as cash paid in connection with the conversion. If treated as cash paid in connection with conversion, a U.S. holder of Series A Mandatory Convertible preferred shares will recognize income in an amount equal to the lesser of the cash received or the amount by which the sum of the fair market value of the common shares received upon conversion and the cash paid upon conversion exceeds the holder’s basis in the Series A Mandatory Convertible preferred shares surrendered. Such amount will be subject to tax in the manner described above under “Dividends” unless the conversion and related cash payment is “not substantially equivalent to a dividend”. If the conversion and related cash payment is not substantially equivalent to a dividend, such amount will be taxed as capital gain. While there is authority that redemptions of minority shareholders that have no control over the redeeming company are not substantially equivalent to a dividend, the treatment of the cash payment will be based upon the facts and circumstances at the time of conversion, and there can be no certainty that the IRS will not disagree with a holder’s determination as to whether the conversion and related cash payment is or is not substantially equivalent to a dividend. Losses may not be recognized upon conversion of Series A Mandatory Convertible preferred shares.

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

The failure of any of the risk management methods we employ could have a material adverse effect on our financial condition or our results of operations.

Our property catastrophe reinsurance contracts cover unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots, floods and other natural or man-made disasters. We currently seek to limit our loss exposure principally by offering most of our products on an excess of loss basis (a basis which limits our ultimate exposure per contract and permits us to determine and monitor our aggregate loss exposure), adhering to maximum limitations on reinsurance accepted in defined geographical zones, limiting program size for each client and prudent underwriting of each program written. We cannot be certain that any of these loss limitation methods will be effective. There can be no assurance that various provisions of our policies, such as limitations or exclusions from coverage or choice of forum, will be enforceable in the manner we intended. Disputes relating to coverage or choice of legal forum may arise. Geographic zone limitations involve significant underwriting judgements, including the determination of the area of the zones and the inclusion of a particular policy within a particular zone’s limits. Underwriting is inherently a matter of judgement, involving important assumptions about matters that are inherently unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. One or more catastrophic or other events could result in claims that substantially exceed our management’s expectations, which could have a material adverse effect on our financial condition or our results of operations, possibly to the extent of eliminating our shareholders’ equity and statutory surplus or requiring us to raise additional capital on disadvantageous terms.

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

The establishment of appropriate reserves for catastrophes is an inherently uncertain process. Reserve estimates by property catastrophe reinsurers, such as ourselves, may be inherently less reliable than the reserve estimates of reinsurers in other property lines of business. Our own historical loss experience by itself may be inadequate for estimating reserves, and we utilize various loss forecasting models and industry loss data as well as industry experience of our management for this purpose. Loss reserves represent our estimates, at a given point in time, of the ultimate settlement and administration costs of losses incurred (including IBNR losses and RBNE amounts) and these estimates are regularly reviewed and updated, using the most current information available to management. Consequently, the ultimate liability for a catastrophic loss is likely to differ from the original estimate. Whenever we determine that any existing loss reserves are inadequate, we are required to increase our loss reserves with a corresponding reduction, which could be material, to our operating results in the period in which the deficiency is identified. The establishment of new reserves, or the adjustment of reserves for reported claims, could have a material adverse effect on our financial condition or results of operations in any particular period.

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

Ratings are an important factor in establishing the competitive position of reinsurance companies. IPCRe and IPCRe Europe have an insurer financial strength rating of “A (Excellent; 3rd of 15 categories)” from A.M. Best and are rated “A- (Strong; 7th of 18 categories)” for financial strength and counter-party credit by S & P. A.M. Best and S & P ratings reflect their opinions of a reinsurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders, but are not evaluations directed to investors in our securities and are not recommendations to buy, sell or hold our securities. Our ratings are subject to periodic review by A.M. Best and S & P, and we cannot assure you that we will be able to retain those ratings. In November 2005, as a result of the devastation brought by hurricane Katrina and the adverse effect on our financial condition, A.M. Best lowered our rating from A+ to A. Shortly thereafter, S & P also lowered their rating from A+ to A, and ascribed a “Negative” outlook. Both of these ratings were affirmed during 2006, but in 2007 S & P lowered our rating to A-, and improved the outlook to “Stable”, while A.M. Best affirmed our A rating, but lowered the outlook to “Negative”. If these ratings are reduced from their current levels by A.M. Best and/or S & P, our competitive position in the insurance industry could suffer and it would be more difficult for us to market our products. A significant downgrade to a rating below A- by A.M. Best or S & P could trigger provisions allowing some cedants to opt to cancel their reinsurance contracts with us and could result in a significant loss of business as ceding companies move to reinsurers with higher ratings.

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

IPCRe is a registered Bermuda insurance company and is not licensed or admitted as an insurer in any jurisdiction in the United States. Because jurisdictions in the United States do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements unless security is posted, IPCRe’s reinsurance contracts with U.S. clients generally require it to post a letter of credit or provide other security to cover loss reserves to reinsureds. Currently IPCRe obtains letters of credit through a bilateral facility with a commercial bank, and a syndicated facility. In turn, IPCRe provides the banks security by giving them a lien over certain of IPCRe’s investments in an amount up to 118% of the aggregate letters of credit outstanding. The maximum amount available to us under our letter of credit facilities is currently $600 million. If IPCRe were unable to obtain the necessary credit, IPCRe could be limited in its ability to write business for our clients in the United States.

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

Significant catastrophes may result in political, regulatory or industry initiatives that could adversely affect our business. Government regulators are generally concerned with the protection of policyholders to the exclusion of other constituencies, including shareholders of insurers and reinsurers. While we cannot predict whether hurricane Katrina or any other catastrophes will result in governmental initiatives which affect our business, such initiatives could adversely affect our business by:

•	Providing insurance and reinsurance capacity in markets that we target;

•	Providing a federal catastrophe back-stop;

•	Requiring our participation in industry pools or guaranty associations;

•	Regulating the terms of insurance and/or reinsurance policies; or

•	Disproportionately benefiting the companies of one country over those of another.

The legislative changes in Florida in 2007 (See “Item 1. Business—Recent Industry and Legislative Developments”), affected the insurance and reinsurance markets covering risks in that state. The insurance industry is also affected by political, judicial and legal developments that may create new and expanded theories of liability.

IPC Holdings is a holding company, and consequently, it is dependent on IPCRe’s and IPCUSL’s payments of cash dividends or making of loans.

IPC Holdings is a holding company and conducts no reinsurance operations of its own. Its cash flows are limited to distributions from IPCRe and IPCUSL by way of dividends or loans. We will rely on cash dividends or loans from IPCRe to pay cash dividends, if any, to our shareholders. The payment of dividends by IPCRe to us is limited under Bermuda law and regulations, including Bermuda insurance law. Under the Insurance Act, IPCRe is required to maintain a minimum solvency margin and a minimum liquidity ratio and is prohibited from declaring or paying any dividends if to do so would cause IPCRe to fail to meet its minimum solvency margin and minimum liquidity ratio. Under the Insurance Act, IPCRe is prohibited from paying dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files with the Authority at least seven days before payment of such dividend an affidavit stating that the declaration of such dividends has not caused it to fail to meet its minimum solvency margin and minimum liquidity ratio. The Insurance Act also prohibits IPCRe from declaring or paying dividends without the approval of the Authority if IPCRe failed to meet its minimum solvency margin and minimum liquidity ratio on the last day of the previous financial year. In addition, IPCRe is prohibited under the Insurance Act from reducing its opening total statutory capital by more than 15% without the approval of the Authority. The maximum dividend payable by IPCRe in accordance with the foregoing restrictions as of January 1, 2008 was approximately $529.7 million. Our $500 million credit facility, which we entered into on April 13, 2006, also imposes limits on the ability of IPC Holdings’ subsidiaries to pay dividends. In addition, Bermuda corporate law prohibits a company from declaring or paying a dividend if there are reasonable grounds for believing that (i) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (ii) the realizable value of the company’s assets would thereby be less than the aggregate of its liabilities, its issued share capital and its share premium accounts.

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

Recently, the insurance and reinsurance regulatory framework has been subject to increased scrutiny in many jurisdictions including the United States, various states within the United States, the U.K. and elsewhere. In the past, there have been Congressional and other initiatives in the United States regarding increased supervision and regulation of the insurance industry, including proposals to supervise and regulate alien reinsurers. It is not possible to predict the future impact of changing law or regulation on our operations but such changes could have a material adverse effect on us or the insurance industry in general.

In some respects, the Bermuda statutes and regulations applicable to us are less restrictive than those that would be applicable to us were we subject to the insurance laws of any state in the United States. No assurances can be given that if we were to become subject to any such laws of the United States or any state thereof at any time in the future, we would be in compliance with such laws.

We are dependent on the business provided to us by reinsurance brokers, and we may be exposed to liability for brokers’ failure to make payments to clients for their claims or failure to pay IPCRe for premiums received from clients.

We market our reinsurance products virtually exclusively through reinsurance brokers. The reinsurance brokerage industry generally, and our sources of business specifically, are concentrated. Marsh & McLennan Companies Inc. and affiliates accounted for approximately 34%, and our four main brokers (including Marsh & McLennan Companies, Inc. and affiliates) together accounted for approximately 85%, of our business based on premiums written, excluding reinstatement premiums, in the year ended December 31, 2007. Loss of a substantial portion of the business provided by such intermediaries would have a material adverse effect on us.

In accordance with industry practice, we mostly pay amounts owed in respect of claims under our policies to reinsurance brokers, for payment over to the ceding insurers. In the event that a broker failed to make such a payment, depending on the jurisdiction, we might remain liable to the client for the deficiency. Conversely, in certain jurisdictions when premiums for such policies are paid to reinsurance brokers for payment over to us, such premiums will be deemed to have been paid and the ceding insurer will no longer be liable to us for those amounts whether or not actually received by us. Consequently, we assume a degree of credit risk associated with brokers around the world during the payment process.

We are dependent on a small number of key employees.

We currently have only 30 full-time employees and depend on a very small number of key employees for the production and servicing of almost all of our business. We rely substantially on our President and Chief Executive Officer, James P. Bryce, and our Senior Vice Presidents, Stephen F. Fallon, and Peter J.A. Cozens. We have not entered into employment contracts with our key employees, and there can be no assurance that we can retain the services of these key employees. Although we believe that we could replace key employees, we can give no assurance as to how long it would take. We do not currently maintain key man life insurance policies with respect to any of our employees.

Under Bermuda law, non-Bermudians (other than spouses of Bermudians and holders of permanent resident’s certificates) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Our success depends in part on the continued services of key employees in Bermuda. A work permit may be granted or renewed upon showing that, after proper public advertisement, no Bermudian (or spouse of a Bermudian or holder of a permanent resident’s certificate) is available who meets the minimum standards reasonably required by the employer. None of our executive officers is a Bermudian or a spouse of a Bermudian, and all such officers, with the exception of our Chief Financial Officer, who holds a permanent resident's certificate, are working in Bermuda under work permits. These permits expire at various times over the next several years. We have no reason to believe that these permits would not be extended upon request at their respective expirations. However, regulations enacted by the Minister of Labour and Home Affairs in Bermuda have imposed a policy that places a six-year term limit on individuals with work permits, subject to specified exemptions for persons deemed to be key employees and persons holding positions recognized as key occupations where the particular business has a significant physical presence in Bermuda. It is possible that we could lose the services of one or more of these people if we are unable to renew their work permits, which could significantly and adversely affect our business.

A significant amount of our assets is invested in fixed maturity and equity securities that are subject to market volatility.

Our investment portfolio consists substantially of fixed maturity securities and equity securities (including an investment in a fund of hedge funds). As of December 31, 2007, approximately 25.5% of our total investment portfolio consisted of equity investments. The fair market value of these fixed maturity and equity assets and the investment income from these assets fluctuate depending on general economic and market conditions. Therefore, market fluctuations and market volatility affect the value of our investments and could adversely affect the value of our portfolio and our liquidity.

Increases in interest rates or fluctuations in currency exchange rates may cause us to experience losses.

Because of the unpredictable nature of losses that may arise under property catastrophe policies, our liquidity needs can be substantial and can arise at any time. The market value of our fixed maturity investments is subject to fluctuation depending on changes in prevailing interest rates. We currently do not hedge our investment portfolio against interest rate risk. Accordingly, increases in interest rates during periods when we sell fixed maturity securities to satisfy liquidity needs may result in losses.

Our functional currency is the U.S. dollar. Our operating currency is generally also the U.S. dollar. However, the premiums receivable and losses payable in respect of a significant portion of our business are denominated in currencies of other countries, principally industrial countries. Consequently, we may, from time to time, experience substantial exchange gains and losses that could affect our financial position and results of operations. We currently do not—and as a practical matter cannot—hedge our foreign currency exposure with respect to potential claims until a loss payable in a foreign currency occurs (after which we may purchase a currency hedge in some cases).

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

Under our bye-laws, our directors are required to decline to register any transfer of any shares that would result in a person (or any group of which such person is a member), beneficially owning, directly or indirectly, 10% or more of the shares. Similar restrictions apply to our ability to issue or repurchase shares. The directors also may, in their absolute discretion, decline to register the transfer of any shares if they have reason to believe (i) that the transfer may expose us, any of our subsidiaries, any shareholder or any person ceding insurance to us or any of our subsidiaries to adverse tax or regulatory treatment in any jurisdiction or (ii) that registration of the transfer under the U.S. federal securities laws or under any U.S. state securities laws or under the laws of any other jurisdiction is required and such registration has not been duly effected. These restrictions would apply to a transfer of shares even if the transfer has been executed on the Nasdaq Global Select Market System. A transferor of shares will be deemed to remain the holder of those shares until a transfer of those shares has been registered on our Register of Members. Our bye-laws authorize our board to request information from any holder or prospective acquiror of shares as necessary to give effect to the transfer restrictions referred to above, and may decline to effect any transaction if complete and accurate information is not received as requested.

In addition, our bye-laws provide that any person (or any group of which such person is a member) holding, directly, indirectly or by attribution, or otherwise beneficially owning common shares carrying 10% or more of the total voting rights attached to all of our outstanding common shares, will have the voting rights attached to its issued common shares reduced so that it may not exercise more than approximately 9.9% of such total voting rights. Because of the attribution provisions of the Code, and the rules of the SEC regarding determination of beneficial ownership, this 10%-voting power limitation may have the effect of reducing the voting rights of a shareholder whether or not such shareholder directly holds 10% or more of our common shares. Further, the directors have the authority to request from any shareholder certain information for the purpose of determining whether that shareholder’s voting rights are to be reduced. Failure to respond to such a notice, or submitting incomplete or inaccurate information, gives the directors (or their designee) discretion to disregard all votes attached to that shareholder’s common shares.

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

IPC Holdings and IPCRe are Bermuda companies; neither company files U.S. tax returns. We believe that IPCRe operates in such a manner that it is not subject to U.S. tax (other than U.S. excise tax on reinsurance premiums and withholding tax on certain investment income from U.S. sources), because it does not engage in a trade or business in the United States. However, because definitive identification of activities which constitute being engaged in a trade or business in the United States is not provided by the Code or regulations or court decisions, there can be no assurance that the U.S. Internal Revenue Service will not contend that IPC Holdings and/or IPCRe is engaged in a trade or business in the United States. If IPC Holdings and/or IPCRe were engaged in a trade or business in the United States (and—if IPCRe were to qualify for benefits under the income tax treaty between the United States and Bermuda—such trade or business were attributable to a “permanent establishment” in the United States), IPC Holdings and/or IPCRe would be subject to U.S. tax at regular corporate rates on the income that is effectively connected with the U.S. trade or business, plus an additional 30% “branch profits” tax on such income remaining after the regular tax, in which case our earnings and shareholders’ investment could be materially adversely affected.

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

Under certain circumstances, you may be required to pay taxes on your pro rata share of IPCRe’s or IPCRe Europe’s related party insurance income.

If IPCRe’s RPII were to equal or exceed 20% of IPCRe’s gross insurance income in any taxable year, any U.S. person who owns shares directly or indirectly on the last day of the taxable year would likely be required to include in its income for U.S. federal income tax purposes its pro rata share of IPCRe’s RPII for the taxable year, determined as if such RPII were distributed proportionately to such U.S. shareholders at that date regardless of whether such income is distributed. RPII is defined in Code Section 953(c)(2) as any “insurance income” attributable to policies of insurance or reinsurance with respect to which the person (directly or indirectly) insured is a “United States shareholder” or a “related person” to such a shareholder. A U.S. shareholder’s pro rata share of IPCRe’s RPII for any taxable year, however, will not exceed its proportionate share of IPCRe’s earnings and profits for the year (as determined for U.S. federal income tax purposes). The amount of RPII earned by IPCRe (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. shareholder of IPCRe or any person related to such shareholder, including IPC Holdings) will depend on a number of factors, including the geographic distribution of IPCRe’s business and the identity of persons directly or indirectly insured or reinsured by IPCRe. Although we do not believe that the 20% threshold was met in taxable years from 1994 to 2007, some of the factors which determine the extent of RPII in any period may be beyond our control. Consequently, there can be no assurance that IPCRe’s RPII will not equal or exceed 20% of its gross insurance income in any taxable year.

The RPII rules described above also apply to IPCRe Europe. We do not believe that U.S. persons who owned shares were required to include any amount of RPII in income for the taxable years 1998 to 2007 in respect of their indirect ownership of IPCRe Europe, but there can be no assurance that IPCRe Europe’s RPII will not equal or exceed 20% of its gross insurance income in any taxable year and/or that IPCRe Europe will have no earnings and profits (as determined for U.S. federal income tax purposes) in any taxable year.

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

Pursuant to an administrative services agreement with American International Company, Ltd. (“AICL”), an indirect, wholly-owned subsidiary of AIG, IPC Holdings and IPCRe are allocated office space in AICL’s building in Bermuda and our executive offices are located there. The address of our executive offices is 29 Richmond Road, Pembroke HM 08, Bermuda and our telephone number is (441) 298-5100.

Item 3.	Legal Proceedings

We are subject to litigation and arbitration in the ordinary course of our business. We are not currently involved in any material pending litigation or arbitration proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the Nasdaq Global Select Market under the ticker symbol “IPCR”. The following table sets out the high and low prices for our common shares for the periods indicated as reported by the Nasdaq Global Select Market. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and do not necessarily represent actual transactions.

	High	Low
Year ended December 31, 2007
First Quarter	$34.35	$27.64
Second Quarter	32.67	28.41
Third Quarter	33.18	23.30
Fourth Quarter	30.45	26.67
Year ended December 31, 2006
First Quarter	$28.70	$25.71
Second Quarter	28.25	23.81
Third Quarter	30.63	24.50
Fourth Quarter	31.97	29.11

Our common shares are also listed on the Bermuda Stock Exchange.

As of January 31, 2008, there were 64 holders of record of common shares.

In March, June, September and December 2007 we paid a dividend of $0.20 per common share. In March, June, September and December 2006 we paid a dividend of $0.16 per common share. In March, June and September 2005 we paid a dividend of $0.24 per common share, and in December 2005 we paid a dividend of $0.16 per common share. The amount and timing of dividends is at the discretion of our Board of Directors and is dependent upon our profits and financial requirements, as well as loss experience, business opportunities and any other factors that the Board deems relevant. In addition, if we have funds available for distribution, we may nevertheless determine that such funds should be retained for the purposes of replenishing capital, expanding premium writings or other purposes. We are a holding company, whose principal source of income is cash dividends and other permitted payments from IPCRe and IPCUSL. The payment of dividends from IPCRe to us is restricted under Bermuda law and regulation, including Bermuda insurance law.

Dividends on the preferred shares are cumulative from the date of original issuance and are payable quarterly in arrears when, if, and as declared by the Board of Directors. We paid dividends of $0.475781 per Series A Mandatory Convertible preferred share in each of February, May, August and November 2007. We paid dividends of $0.533932 per Series A Mandatory Convertible preferred share in February 2006 and $0.475781 per Series A Mandatory Convertible preferred share, in each of May, August and November 2006.

Under the Insurance Act, IPCRe is required to maintain a solvency margin and a minimum liquidity ratio and is prohibited from declaring or paying any dividends if to do so would cause IPCRe to fail to meet its solvency margin and minimum liquidity ratio. Under the Insurance Act, IPCRe is prohibited from paying dividends of more than 25% of its total statutory capital and surplus at the end of the previous fiscal year unless it files an affidavit stating that the declaration of such dividends has not caused it to fail to meet its solvency margin and minimum liquidity ratio. The Insurance Act also prohibits IPCRe from declaring or paying dividends requirements without the approval of the Authority if IPCRe failed to meet its solvency margin and minimum liquidity ratio on the last day of the previous fiscal year. In addition, IPCRe is prohibited under the Insurance Act from reducing its opening total statutory capital by more than 15% without the approval of the Authority. The maximum amount of dividends which could be paid by IPCRe to IPC Holdings at January 1, 2008 without such notification is approximately $529.7 million. As a result of these factors, there can be no assurance that our dividend policy will not change or that we will declare or pay any dividends.

On February 15, 2008, we paid a dividend of $0.475781 per Series A Mandatory Convertible preferred share to shareholders of record on January 31, 2008.

On February 14, 2008 we declared a dividend of $0.22 per share, payable on March 14, 2008 to common shareholders of record on February 29, 2008.

On October 7, 2005, IPC Holdings filed an S-3 Registration statement with the SEC in the amount of $1,250 million, which became effective on October 17, 2005. On October 25, 2005, IPC announced its intention to issue and sell common shares and Series A Mandatory Convertible preferred shares in underwritten offerings. On November 4, 2005, we completed a follow-on public offering in which 11,527,000 common shares were sold (including the exercise of the over-allotment option of 1,048,000 shares) at $26.25 per share. On the same date, 3,675,000 common shares were sold directly to AIG at a price equal to the public offering price. Also on that date, we completed a public offering in which 9,000,000 7.25% Series A Mandatory Convertible preferred shares were sold, with a liquidation preference of $26.25 per share. Each Series A Mandatory Convertible preferred share is non-voting, except in certain circumstances, and will automatically convert on November 15, 2008 into between 0.8333 and 1.0000 common shares, subject to anti-dilution adjustments, depending on the average closing price of our common shares over the 20-day trading period ending on the third trading day prior to such event. Prior to November 15, 2008, holders may elect to convert each Series A Mandatory Convertible preferred share into 0.8333 common shares, subject to anti-dilution adjustments. We may, at any time prior to November 15, 2008, accelerate the conversion date of all of the outstanding preferred shares under certain prescribed circumstances at a maximum conversion rate of 1.0000 common share for each preferred share. We will pay annual dividends of $1.903125 on each Series A Mandatory Convertible preferred share, to the extent we are legally permitted to pay dividends and our Board of Directors or an authorized committee thereof declares a dividend payable. Total net proceeds from these transactions were approximately $614 million.

On February 21, 2006 our shareholders approved an increase in the number of the Company’s authorized common shares from 75,000,000 to 150,000,000, and an increase in the number of the Company’s authorized preferred shares from 25,000,000 to 35,000,000.

Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid per Share / $	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum Dollar value of Shares that may yet be Purchased under the Program / 000s U.S. $
October 1-31, 2007	215,400	28.982	215,400	93,751
November 1-30, 2007	1,613,600	28.995	1,613,600	46,916
December 1-31, 2007	1,202,210	29.594	1,202,210	11,301
Total	3,031,210	29.232	3,031,210

On April 24, 2007, the Board of Directors authorized a share repurchase of up to $200 million of the Company’s common shares. The authorization ends on May 1, 2008. In 2007, the Company repurchased 6,219,879 shares of our common shares for a total of $188.7 million. As of December 31, 2007, we had $11.3 million remaining under our authorized share repurchase program. On February 14, 2008, the Board of Directors authorized a share repurchase of up to $300 million of the Company’s common shares. The authorization ends on April 1, 2009.

Information relating to compensation plans under which equity securities of IPC are authorised for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data

The historical consolidated financial data presented below as of and for each of the periods ended December 31, 2007, 2006, 2005, 2004, and 2003 were derived from our consolidated financial statements which are incorporated herein by reference to the Annual Report. The selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” also contained in the Annual Report and incorporated herein by reference.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Statement of Income (Loss) Data:
Gross premiums written	$404,096	$429,851	$472,387	$378,409	$322,762
Net premiums earned	391,385	397,132	452,522	354,882	298,901
Net investment income	121,842	109,659	71,757	51,220	47,089
Net gains (losses) on investments	67,555	12,085	(10,556)	5,946	13,733
Other income	1,086	3,557	5,234	4,296	3,348
Net loss and loss adjustment expenses incurred	124,923	58,505	1,072,662	215,608	54,382
Net acquisition costs	39,856	37,542	39,249	37,682	30,867
General and administrative expenses	30,510	34,436	27,466	23,151	19,103
Net foreign exchange (gain) loss	1,167	(2,635)	2,979	1,290	(1,910)
Net income (loss)	$385,412	$394,585	$(623,399)	$138,613	$260,629
Preferred dividend	17,128	17,176	2,664	—	—
Net income (loss), available to common shareholders	$368,284	$377,409	$(626,063)	$138,613	$260,629
Net income (loss) per common share (1)	$5.53	$5.54	$(12.30)	$2.87	$5.40
Weighted average shares outstanding (1)	69,728,229	71,212,287	50,901,296	48,376,865	48,302,579
Cash dividend per common share	$0.80	$0.64	$0.88	$0.88	$0.72
Other Data:
Loss and loss adjustment expense ratio (2)	31.9%	14.7%	237.0%	60.8%	18.2%
Expense ratio (2)	18.0%	18.1%	14.8%	17.1%	16.7%
Combined ratio (2)	49.9%	32.8%	251.8%	77.9%	34.9%
Return on average equity (3)	20.1%	24.0%	(38.0)%	8.6%	18.2%
Balance Sheet Data (at end of period):
Total cash and investments	$2,473,244	$2,485,525	$2,560,146	$1,901,094	$1,671,423
Reinsurance premiums receivable	91,393	113,811	180,798	85,086	61,194
Total assets	2,627,691	2,645,429	2,778,281	2,028,290	1,769,458
Reserve for losses and loss adjustment expenses	395,245	548,627	1,072,056	274,463	123,320
Unearned premiums	75,980	80,043	66,311	68,465	61,795
Total shareholders’ equity	$2,125,745	$1,990,955	$1,616,400	$1,668,439	$1,569,159
Diluted book value per common share (4)	$32.42	$27.94	$22.26	$34.44	$32.46

(1)	Net income per common share is calculated upon the weighted average number of common shares outstanding during the relevant year. The weighted average number of shares includes common shares and the dilutive effect of employee stock options and stock grants, using the treasury stock method and convertible preferred shares. The net loss per common share for the year ended December 31, 2005 is calculated on the weighted average number of shares outstanding during the year, excluding the anti-dilutive effect of employee stock options, stock grants and convertible preferred shares.

(2)	The loss and loss adjustment expense ratio is calculated by dividing the net losses and loss expenses incurred by the net premiums earned. The expense ratio is calculated by dividing the sum of acquisition costs and general and administrative expenses by net premiums earned. The combined ratio is the sum of the loss and loss expense ratio and the expense ratio.

(3)	Return on average equity is calculated as the annual net income (loss), available to common shareholders divided by the average of the common shareholders’ equity, which is total shareholders’ equity, excluding convertible preferred shares, on the first and last day of the respective year.

(4)	Diluted book value per common share is calculated as shareholders’ equity divided by the number of common shares outstanding on the balance sheet date, after considering the dilutive effects of stock grants, options granted to employees and convertible preferred shares, calculated using the treasury stock method. At December 31, 2007 the average weighted number of shares outstanding, including the dilutive effect of employee stock options, stock grants and convertible preferred shares using the treasury stock method was 65,570,897.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required for this item is incorporated herein by reference to the narrative contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information required for this item is incorporated herein by reference to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure about Market Risk” in the Annual Report.

Item 8.	Financial Statements and Supplementary Data

The information required for this item is incorporated herein by reference to the consolidated financial statements of the Company contained in the Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures—We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 31, 2007, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective.

Management’s Report on Internal Control Over Financial Reporting—Our management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on an evaluation under the framework in “Internal Control—Integrated Framework” issued by COSO, the Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective, as of December 31, 2007. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by KPMG, an independent registered public accounting firm, as stated in their unqualified report included herein.

Our internal control testing is undertaken throughout the year in order to assist in management’s review of the quarterly financial statements and predominantly as support for management’s year-end evaluation. During the third-quarter review of controls we found some exceptions in the effectiveness of controls relating to the recording of outstanding loss reserves. During the fourth quarter, we enhanced certain of our internal controls around recording of outstanding loss reserves and believe that the issue has been remediated.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of IPC Holdings, Ltd.

We have audited IPC Holdings, Ltd.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). IPC Holdings, Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, IPC Holdings, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IPC Holdings, Ltd. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 22, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG

Hamilton, Bermuda

February 22, 2008

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

Until February 20, 2007, the Company maintained a Stock Option Plan that provided for the issuance of common shares to officers and other employees. On February 20, 2007, the Board of Directors terminated the Stock Option Plan pursuant to its terms, with respect to the common shares not at that time subject to outstanding options thereunder. This compensation plan had been approved by the Company’s shareholders on February 15, 1996 and was amended in 1999, 2003 and 2005. On June 13, 2003, the shareholders approved a Stock Incentive Plan, which allowed for the issuance of up to 500,000 common shares, $0.01 par value, as grants of restricted stock to selected employees to compensate them for their contributions to the long-term growth and profits of the Company.

On July 25, 2007, the Board of Directors terminated the Stock Incentive Plan pursuant to its terms with respect to common shares not at that time subject to awards thereunder. The IPC Holdings, Ltd. 2007 Incentive Plan (the “2007 Incentive Plan”) was approved by shareholders on June 22, 2007. The 2007 Incentive Plan is designed to replace the terminated Stock Option Plan and the terminated Stock Incentive Plan. As of December 31, 2007, no awards had been made under the 2007 Incentive Plan.

The following table sets forth information regarding outstanding options and shares available for future issuance under these plans as of December 31, 2007:

Equity Compensation Plan Information

Plan Category	(A) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Option Plan approved by security holders	567,250	$34.22	—
2003 Incentive Plan approved by security holders	—	—	—
2007 Incentive Plan approved by security holders	—	—	3,500,000
Equity compensation plans not approved by security holders	—	—	—
Total	567,250	$34.22	3,500,000

Item 13.	Certain Relationships and Related Transactions

The information required for this item is incorporated herein by reference to the information contained under the caption “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required for this item is incorporated herein by reference to the information contained under the caption “Fees to Independent Registered Public Accountants for Fiscal 2007 and 2006” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)		Financial Statements and Exhibits

	1.	Financial Statements

The following Consolidated Financial Statements of IPC Holdings and Report of Independent
Registered Public Accounting Firm are incorporated herein by reference to the Annual Report:

Report of Independent Registered Public Accounting Firm
Consolidated balance sheets as of December 31, 2007 and 2006
Consolidated statements of income (loss) for the years ended December 31, 2007, 2006 and 2005
Consolidated statements of comprehensive income (loss) for the years ended December 31, 2007, 2006 and 2005
Consolidated statements of shareholders’ equity for the years ended December 31, 2007, 2006 and 2005
Consolidated statements of cash flows for the years ended December 31, 2007, 2006 and 2005
Notes to the consolidated financial statements

	2.	Financial Statement Schedules

Report of Independent Registered Public Accounting Firm on Schedules
Schedule I—Summary of Investments—Other than Investments in Related Parties
Schedule II—Condensed Financial Information of Registrant
Schedule III—Supplementary Insurance Information of Subsidiary for the years ended December 31, 2007, 2006 and 2005
Schedule IV—Supplementary Information concerning Reinsurance for the years ended December 31, 2007, 2006 and 2005

Certain schedules have been omitted, either because they are not applicable, or because the information is included in our consolidated financial statements incorporated by reference to the Annual Report.

3.	Exhibits

Exhibit Number	Description	Method of filing
3.1	Memorandum of Association of the Company	(1)

3.2	Amended and Restated Bye-Laws of the Company	(6)

3.3	Form of Memorandum of Increase of Share Capital	(1)

3.4	Certificate of Designations for the preferred shares	(15)

4.1	Form of certificate for the common shares of the Company	(1)

4.2	Form of certificate for the preferred shares of the Company (included in Exhibit 3.4)

10.1†	IPC Holdings, Ltd. Stock Option Plan, as amended effective June 10, 2005	(4)

10.2†	Amended and Restated IPC Holdings, Ltd. Deferred Compensation Plan	(3)

10.3†	IPCRe Defined Contribution Retirement Plan	(1)

10.4†	IPC Holdings, Ltd. 2007 Incentive Plan	(2)

10.5	Custody Agreement by and between IPCRe Limited and Mellon Bank, N.A., dated January 9, 2008 and effective as of January 1, 2008	(8)

10.6†	Retirement Agreement between IPCRe and James P. Bryce	(1)

10.7†	Retirement Agreement between IPCRe and Peter J.A. Cozens	(1)

10.8	Underwriting Agency Agreement, dated December 1, 2001, between Allied World Assurance Company, Ltd (“AWAC”) and IPCUSL	(5)

10.9	Amended and Restated Amendment No. 1, dated April 19, 2004, to Underwriting Agency Agreement, effective as of December 1, 2001	(9)

10.10†	IPC Holdings, Ltd. 2003 Stock Incentive Plan	(7)

10.11†	Form of Stock Option Agreement	(10)

10.12†	Form of Restricted Stock Unit Award	(11)

10.13†	The IPCRe Limited International Retirement Plan Level 2 Trust, as of December 31, 2003	(12)

10.14	Letters of Credit Master Agreement between Citibank N.A. and IPCRe Limited	(13)

10.15	Credit Agreement between IPCRe and Barclays Bank PLC	(16)

10.16†	Form of Special Retention Agreements	(17)

10.17	Amendment to Credit Agreement between IPCRe and Barclays Bank PLC, effective March 31, 2006	(19)

10.18	Credit Agreement between IPC Holdings, Ltd., IPCRe Limited, the Lenders party thereto and Wachovia Bank, National Association	(18)

10.19	Administrative Services Agreement among IPC Holdings, Ltd., IPCRe Limited and American International Company, Limited, dated September 1, 2006.	(20)

10.20	Amendment No. 5, dated as of December 1, 2006, to the Underwriting Agency Agreement, dated as of December 1, 2001, as amended, by and between AWAC and IPCUSL	(21)

Exhibit Number	Description	Method of filing
10.21	Discretionary Investment Management Agreement between AIG Investments Europe Ltd. and IPCRe Limited, dated January 9, 2008 and effective as of December 20, 2007	(14)

10.22	First Amendment to Credit Agreement, dated as of January 25, 2008, among IPC Holdings, Ltd., IPCRe Limited, the Lenders party thereto and Wachovia Bank, National Association	(22)

11.1	Statement regarding Computation of Per Share Earnings	Filed herewith

12.1	Statement of Computation of Ratios of Earnings to Fixed Charges	Filed herewith

13.1	Portions of the Annual Report incorporated herein by reference	Filed herewith

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of KPMG	Filed herewith

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1§	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2§	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

(1)	Incorporated by reference to the corresponding exhibit in our Registration Statement on Form S-1 (File No. 333-00088).

(2)	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed on February 8, 2008 (File No. 333-149118).

(3)	Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended September 30, 1999 (File No. 0-27662).

(4)	Incorporated by reference to Exhibit 10.1 to our filing on Form 8-K of June 14, 2005 (File No. 0-27662).

(5)	Incorporated by reference to Exhibit 10.15 to our Form 10-K for the year ended December 31, 2001 (File No. 0-27662).

(6)	Incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-Q for the six-months ended June 30, 2007 filed with the SEC on July 30, 2007 (File No. 0-27662).

(7)	Incorporated by reference to Exhibit 4.2 to our filing on Form S-8 of July 15, 2003.

(8)	Incorporated by reference to Exhibit 10.1 of our Form 8-K filed on January 14, 2008 (File No. 0-27662).

(9)	Incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarter ended March 31, 2004 (File No. 0-27662).

(10)	Incorporated by reference to Exhibit 10.16 to our Form 10-K for the year ended December 31, 2004 (File No. 0-27662).

(11)	Incorporated by reference to Exhibit 10.17 to our Form 10-K for the year ended December 31, 2004 (File No. 0-27662).

(12)	Incorporated by reference to Exhibit 10.18 to our Form 10-K for the year ended December 31, 2004 (File No. 0-27662).

(13)	Incorporated by reference to Exhibit 10.19 to our Form 10-K for the year ended December 31, 2004 (File No. 0-27662).

(14)	Incorporated by reference to Exhibit 10.2 of our Form 8-K filed on January 14, 2008 (File No. 0-27662).

(15)	Incorporated by reference to Exhibit 3.3 of our Form 8-K filed on November 3, 2005 (File No. 0-27662).

(16)	Incorporated by reference to Exhibit 99.2 to our Form 8-K filed on January 13, 2006 (File No. 0-27662).

(17)	Incorporated by reference to Exhibit 10.20 to our Form 8-K filed on January 25, 2006 (File No. 0-27662).

(18)	Incorporated by reference to Exhibit 10.22 to our Current Report on Form 8-K filed on April 20, 2006 (File No. 0-27662).

(19)	Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on April 6, 2006 (File No. 0-27662).

(20)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 6, 2006 (File No. 0-27662).

(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 7, 2006 (File No. 0-27662).

(22)	Incorporated by reference to Exhibit 10.1 of our Form 8-K filed on January 31, 2008 (File No. 0-27662).

†	Management contract or compensatory plan, contract or arrangement.

§	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (sub-sections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), and are not being filed as exhibits to this report.

IPC HOLDINGS, LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of IPC Holdings, Ltd.

Under date of February 22, 2008, we reported on the consolidated balance sheets of IPC Holdings, Ltd. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007, which are included in the 2007 annual report to the shareholders on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG

Hamilton, Bermuda
February 22, 2008

SCHEDULE I

IPC HOLDINGS, LTD.

SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES

(Expressed in thousands of U.S. dollars)

	Year ended December 31, 2007
	Amortized Cost	Fair Value	Amount at which shown in the Balance Sheet
Type of investment:
Fixed maturities
U.S. Government and government agencies	$214,506	$224,135	$224,135
Other governments	82,714	85,009	85,009
Corporate	1,151,571	1,176,528	1,176,528
Supranational entities	307,741	317,603	317,603

Total fixed maturities	1,756,532	1,803,275	1,803,275

Equity investments	485,205	630,483	630,483
Cash and cash equivalents	39,486	39,486	39,486

Total investments, cash and cash equivalents	$2,281,223	$2,473,244	$2,473,244

See Report of Independent Registered Public Accounting Firm

SCHEDULE II

IPC HOLDINGS, LTD.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEET

(PARENT COMPANY)

(Expressed in thousands of U.S. dollars)

	As of December 31,
	2007	2006
ASSETS:
Cash	$143	$174
Investment in wholly-owned subsidiaries *	2,127,746	1,992,606
Due from subsidiaries *	—	358
Other assets	466	402

	2,128,355	1,993,540

LIABILITIES:
Payable to subsidiaries *	$42	$—
Dividends payable	2,189	2,189
Other liabilities	379	396

	2,610	2,585

SHAREHOLDERS’ EQUITY:
Share capital—2007: 57,626,395 shares outstanding, par value $0.01; 2006: 63,706,567 shares outstanding, par value $0.01	576	637
Preferred shares—2007: 9,000,000 shares outstanding, par value $0.01; 2006: 9,000,000 shares outstanding, par value $0.01	90	90
Additional paid in capital	1,334,271	1,474,092
Retained earnings	791,689	388,826
Accumulated other comprehensive income	(881)	127,310

	2,125,745	1,990,955

	$2,128,355	$1,993,540

*	eliminated on consolidation

See Report of Independent Registered Public Accounting Firm

SCHEDULE II

continued

IPC HOLDINGS, LTD.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT—continued

STATEMENT OF INCOME (LOSS)

(PARENT COMPANY)

(Expressed in thousands of U.S. dollars)

	Year ended December 31,
	2007	2006	2005
Interest income	$1	$1	$115
Expenses:
Operating costs and expenses, net	3,104	2,948	2,057

(Loss) before equity in net income (loss) of wholly-owned subsidiaries *	(3,103)	(2,947)	(1,938)
Equity in net income (loss) of wholly-owned subsidiaries *	388,515	397,532	(621,461)
Preferred dividend	17,128	17,176	2,664

Net income (loss) available to common shareholders	$368,284	$377,409	$(626,063)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(PARENT COMPANY)

(Expressed in thousands of U.S. dollars)

	Year ended December 31,
	2007	2006	2005
Net income (loss)	$385,412	$394,585	$(623,399)

Other comprehensive income:
Additional accumulated benefit pension obligation	(195)	(686)	—
Holding gains (losses), net on investments during period	—	46,993	(8,618)
Reclassification adjustment for (gains) losses included in net income	—	(12,085)	10,556

	(195)	34,222	1,938

Comprehensive income (loss)	$385,217	$428,807	$(621,461)

*	eliminated on consolidation

See Report of Independent Registered Public Accounting Firm

SCHEDULE II

continued

IPC HOLDINGS, LTD.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT—continued

STATEMENT OF CASH FLOWS

(PARENT COMPANY)

(Expressed in thousands of U.S. dollars)

	Year ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$385,412	$394,585	$(623,399)
Adjustments to reconcile net income to cash provided by:
Equity in net (income) loss from subsidiaries *	(388,515)	(397,532)	621,461
Stock compensation	4,664	3,296	2,640
Changes in, net:
Other assets	(64)	(57)	(67)
Receivable from subsidiaries *	358	(358)	—
Payable to subsidiaries *	42	(3,970)	2,047
Other liabilities	(17)	39	17

	1,880	(3,997)	2,699

CASH FLOWS FROM FINANCING ACTIVITIES
Additional share capital received	—	31	614,731
Additional investment in subsidiaries *	—	—	(616,200)
Repurchases of common shares	(188,699)	—	—
Dividends received from subsidiaries *	253,178	62,400	43,750
Dividends paid to shareholders	(66,390)	(58,360)	(44,980)

	(1,911)	4,071	(2,699)

Net (decrease) increase in cash and cash equivalents	(31)	74	—
Cash and cash equivalents, beginning of year	174	100	100

Cash and cash equivalents, end of year	$143	$174	$100

*	eliminated on consolidation

See Report of Independent Registered Public Accounting Firm

SCHEDULE III

IPC HOLDINGS, LTD. AND SUBSIDIARIES

SUBSIDIARY SUPPLEMENTARY INSURANCE INFORMATION

(Expressed in thousands of U.S. dollars)

Segment	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Gross premiums written
2007: Property & Similar	$8,893	$395,245	$75,980	$391,385	$121,842	$124,923	$39,856	$30,510	$404,096
2006: Property & Similar	$9,551	$548,627	$80,043	$397,132	$109,659	$58,505	$37,542	$31,421	$429,851
2005: Property & Similar	$7,843	$1,072,056	$66,311	$452,522	$71,757	$1,072,662	$39,249	$25,408	$472,387

See Report of Independent Registered Public Accounting Firm

SCHEDULE IV

REINSURANCE

(Expressed in thousands of U.S. dollars)

	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount (1)	Percentage of amount assumed to net
2007: Property & Similar	$—	$16,529	$404,096	$387,567	104%
2006: Property & Similar	$—	$17,690	$429,851	$412,161	104%
2005: Property & Similar	$—	$21,581	$472,387	$450,806	105%

(1)	Premiums Written

See Report of Independent Registered Public Accounting Firm

IPC HOLDINGS, LTD.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Pembroke, Bermuda, on the 22nd day of February, 2008.

IPC HOLDINGS, LTD.

/s/ JAMES BRYCE
By:	James P. Bryce President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date
/s/ KENNETH HAMMOND Kenneth Hammond	Chairman of the Board of Directors	February 22, 2008

/s/ JAMES BRYCE James P. Bryce	President, Chief Executive Officer and Director	February 22, 2008

/s/ JOHN WEALE John R. Weale	Senior Vice President, Chief Financial Officer and principal accounting officer	February 22, 2008

/s/ MARK BRIDGES Mark R. Bridges	Deputy Chairman of the Board of Directors	February 22, 2008

/s/ PETER CHRISTIE Peter S. Christie	Director	February 22, 2008

/s/ ANTONY LANCASTER Antony P.D. Lancaster	Director	February 22, 2008

/s/ ANTHONY JOAQUIN L. Anthony Joaquin	Director	February 22, 2008

EXHIBIT INDEX

Exhibit Number	Description	Method of filing
3.1	Memorandum of Association of the Company	(1)

3.2	Amended and Restated Bye-Laws of the Company	(6)

3.3	Form of Memorandum of Increase of Share Capital	(1)

3.4	Certificate of Designations for the preferred shares	(15)

4.1	Form of certificate for the common shares of the Company	(1)

4.2	Form of certificate for the preferred shares of the Company (included in Exhibit 3.4)

10.1†	IPC Holdings, Ltd. Stock Option Plan, as amended effective June 10, 2005	(4)

10.2†	Amended and Restated IPC Holdings, Ltd. Deferred Compensation Plan	(3)

10.3†	IPCRe Defined Contribution Retirement Plan	(1)

10.4†	IPC Holdings, Ltd. 2007 Incentive Plan	(2)

10.5	Custody Agreement by and between IPCRe Limited and Mellon Bank, N.A., dated January 9, 2008 and effective as of January 1, 2008	(8)

10.6†	Retirement Agreement between IPCRe and James P. Bryce	(1)

10.7†	Retirement Agreement between IPCRe and Peter J.A. Cozens	(1)

10.8	Underwriting Agency Agreement, dated December 1, 2001, between Allied World Assurance Company, Ltd (“AWAC”) and IPCUSL	(5)

10.9	Amended and Restated Amendment No. 1, dated April 19, 2004, to Underwriting Agency Agreement, effective as of December 1, 2001	(9)

10.10†	IPC Holdings, Ltd. 2003 Stock Incentive Plan	(7)

10.11†	Form of Stock Option Agreement	(10)

10.12†	Form of Restricted Stock Unit Award	(11)

10.13†	The IPCRe Limited International Retirement Plan Level 2 Trust, as of December 31, 2003	(12)

10.14	Letters of Credit Master Agreement between Citibank N.A. and IPCRe Limited	(13)

10.15	Credit Agreement between IPCRe and Barclays Bank PLC	(16)

10.16†	Form of Special Retention Agreements	(17)

10.17	Amendment to Letter of Credit Agreement between IPCRe and Barclays Bank PLC, effective March 31, 2006	(19)

10.18	Credit Agreement between IPC Holdings, Ltd., IPCRe Limited, the Lenders party thereto and Wachovia Bank, National Association	(18)

10.19	Administrative Services Agreement among IPC Holdings, Ltd., IPCRe Limited and American International Company, Limited, dated September 1, 2006	(20)

10.20	Amendment No. 5, dated as of December 1, 2006, to the Underwriting Agency Agreement, dated as of December 1, 2001, as amended, by and between AWAC and IPCUSL	(21)

Exhibit Number	Description	Method of filing
10.21	Discretionary Investment Management Agreement between AIG Investments Europe Ltd. and IPCRe Limited, dated January 9, 2008 and effective as of December 20, 2007	(14)

10.22	First Amendment to Credit Agreement, dated as of January 25, 2008, among IPC Holdings, Ltd., IPCRe Limited, the Lenders party thereto and Wachovia Bank, National Association	(22)

11.1	Statement regarding Computation of Per Share Earnings	Filed herewith

12.1	Statement of Computation of Ratios of Earnings to Fixed Charges	Filed herewith

13.1	Portions of the Annual Report incorporated herein by reference	Filed herewith

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of KPMG	Filed herewith

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1§	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2§	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

(1)	Incorporated by reference to the corresponding exhibit in our Registration Statement on Form S-1 (File No. 333-00088).

(2)	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed on February 8, 2008 (File No. 333-149118).

(3)	Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended September 30, 1999 (File No. 0-27662).

(4)	Incorporated by reference to Exhibit 10.1 to our filing on Form 8-K of June 14, 2005 (File No. 0-27662).

(5)	Incorporated by reference to Exhibit 10.15 to our Form 10-K for the year ended December 31, 2001 (File No. 0-27662).

(6)	Incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-Q for the six-months ended June 30, 2007 filed with the SEC on July 30, 2007 (File No. 0-27662).

(7)	Incorporated by reference to Exhibit 4.2 to our filing on Form S-8 of July 15, 2003 (No. 333-107052).

(8)	Incorporated by reference to Exhibit 10.1 of our Form 8-K filed on January 14, 2008 (File No. 0-27662).

(9)	Incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarter ended March 31, 2004 (File No. 0-27662).

(10)	Incorporated by reference to Exhibit 10.16 to our Form 10-K for the year ended December 31, 2004 (File No. 0-27662).

(11)	Incorporated by reference to Exhibit 10.17 to our Form 10-K for the year ended December 31, 2004 (File No. 0-27662).

(12)	Incorporated by reference to Exhibit 10.18 to our Form 10-K for the year ended December 31, 2004 (File No. 0-27662).

(13)	Incorporated by reference to Exhibit 10.19 to our Form 10-K for the year ended December 31, 2004 (File No. 0-27662).

(14)	Incorporated by reference to Exhibit 10.2 of our Form 8-K filed on January 14, 2008 (File No. 0-27662).

(15)	Incorporated by reference to Exhibit 3.3 of our Form 8-K filed on November 3, 2005 (File No. 0-27662).

(16)	Incorporated by reference to Exhibit 99.2 to our Form 8-K filed on January 13, 2006 (File No. 0-27662).

(17)	Incorporated by reference to Exhibit 10.20 to our Form 8-K filed on January 25, 2006 (File No. 0-27662).

(18)	Incorporated by reference to Exhibit 10.22 to our Current Report on Form 8-K filed on April 20, 2006 (File No. 0-27662).

(19)	Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on April 6, 2006 (File No. 0-27662).

(20)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 6, 2006 (File No. 0-27662)

(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 7, 2006 (File No. 0-27662)

(22)	Incorporated by reference to Exhibit 10.1 of our Form 8-K filed on January 31, 2008 (File No. 0-27662).

†	Management contract or compensatory plan, contract or arrangement.

§	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (sub-sections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), and are not being filed as exhibits to this report.