Form 10-Q
period 2008-03-31
IPC HOLDINGS LTD
filed 2008-04-29
CIK 909815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The number of outstanding common shares, par value U.S. $0.01 per share of IPC Holdings, Ltd., as of April 29, 2008 was 53,575,140.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. dollars, except for per share amounts)

	As of March 31, 2008	As of December 31, 2007
	(unaudited)
ASSETS:
Fixed maturity investments, at fair value (amortized cost 2008: $1,797,796; 2007: $1,756,532)	$1,875,812	$1,803,275
Equity investments, at fair value (cost 2008: $404,137; 2007: $485,205)	471,090	630,483
Cash and cash equivalents	128,958	39,486
Reinsurance premiums receivable	161,474	91,393
Deferred premiums ceded	2,335	2,578
Losses and loss adjustment expenses recoverable	12,974	17,497
Accrued investment income	29,857	30,369
Deferred acquisition costs	17,768	8,893
Prepaid expenses and other assets	11,769	3,717

TOTAL ASSETS	$2,712,037	$2,627,691

LIABILITIES:
Reserve for losses and loss adjustment expenses	$355,276	$395,245
Unearned premiums	181,889	75,980
Reinsurance premiums payable	2,967	4,677
Deferred fees and commissions	390	476
Accounts payable and accrued liabilities	23,382	25,568

TOTAL LIABILITIES	563,904	501,946

SHAREHOLDERS’ EQUITY:
Common shares outstanding, par value U.S. $0.01: 2008: 55,947,610; 2007: 57,626,395 shares	560	576
Preferred shares—Series A mandatory convertible preferred shares outstanding, par value U.S. $0.01: 2008: 9,000,000; 2007: 9,000,000	90	90
Additional paid-in capital	1,294,609	1,334,271
Retained earnings	853,755	791,689
Accumulated other comprehensive loss	(881)	(881)

TOTAL SHAREHOLDERS’ EQUITY	2,148,133	2,125,745

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,712,037	$2,627,691

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Expressed in thousands of U.S. dollars, except for per share amounts)

	Quarter ended March 31,
	2008	2007
	(unaudited)	(unaudited)
REVENUES:
Gross premiums written	$197,875	$236,243
Change in unearned premiums	(105,909)	(127,114)

Premiums earned	91,966	109,129

Reinsurance premiums ceded	(2,026)	(7,656)
Change in deferred premiums ceded	(243)	3,214

Premiums ceded	(2,269)	(4,442)

Net premiums earned	89,697	104,687
Net investment income	23,874	33,110
Net (losses) gains on investments	(6,020)	8,677
Other income	26	626

	107,577	147,100

EXPENSES:
Net losses and loss adjustment expenses	5,324	52,953
Net acquisition costs	8,674	10,148
General and administrative expenses	7,079	7,159
Net exchange gain	(303)	(367)

	20,774	69,893

NET INCOME	86,803	77,207
Dividends on preferred shares	4,234	4,186

Net income available to common shareholders	$82,569	$73,021

Basic net income per common share	$1.44	$1.15
Diluted net income per common share	$1.31	$1.07

Weighted average number of common shares—basic	57,427,602	63,697,354
Weighted average number of common shares—diluted	66,182,883	72,076,514

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Expressed in thousands of U.S. dollars)

	Quarter ended March 31,
	2008	2007
	(unaudited)	(unaudited)
NET INCOME	$86,803	$77,207

Other comprehensive income
Additional accumulated benefit pension obligation	—	—

	—	—

COMPREHENSIVE INCOME	$86,803	$77,207

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Expressed in thousands of U.S. dollars, except per share amounts)

	As of March 31, 2008	As of December 31, 2007
	(unaudited)
COMMON SHARES PAR VALUE $0.01:
Balance, beginning of year	$576	$637
Additional shares issued	1	1
Shares repurchased	(17)	(62)

Balance, end of period	$560	$576

PREFERRED SHARES PAR VALUE $0.01:
Balance beginning of year	$90	$90
Additional shares issued	—	—

Balance, end of period	$90	$90

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	$1,334,271	$1,474,092
Shares issued	—	—
Reduction in paid-in capital on common shares repurchase	(41,598)	(144,513)
Restricted shares and share units awarded	2,929	5,489
Net change in deferred compensation	(993)	(797)

Balance, end of period	$1,294,609	$1,334,271

RETAINED EARNINGS:
Balance, beginning of year	$791,689	$388,826
Cumulative-effect adjustment of adopting SFAS 159	—	127,996
Net income	86,803	385,412
Reduction on common share repurchase	(7,851)	(44,154)
Dividends paid and accrued	(16,886)	(66,391)

Balance, end of period	$853,755	$791,689

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance, beginning of year	$(881)	$127,310
Cumulative-effect adjustment of adopting SFAS 159	—	(127,996)
Other comprehensive loss	—	(195)

Balance, end of period	$(881)	$(881)

TOTAL SHAREHOLDERS’ EQUITY	$2,148,133	$2,125,745

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of U.S. dollars)

	Three months ended March 31,
	2008	2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$86,803	$77,207
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of fixed maturity discounts, net	(270)	(1,014)
Net losses (gains) on investments	6,020	(8,677)
Stock compensation	1,937	2,575
Changes in:
Reinsurance premiums receivable	(70,081)	(86,427)
Deferred premiums ceded	243	(3,214)
Loss and loss adjustment expenses recoverable	4,523	409
Accrued investment income	512	3,325
Deferred acquisition costs	(8,875)	(12,492)
Prepaid expenses and other assets	(8,052)	(1,578)
Reserve for losses and loss adjustment expenses	(39,969)	(31,602)
Unearned premiums	105,909	127,114
Reinsurance premiums payable	(1,710)	3,176
Deferred fees and commissions	(86)	155
Accounts payable and accrued liabilities	(2,138)	(2,406)

Cash provided by operating activities	74,766	66,551

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed maturity investments	(361,529)	(350,436)
Proceeds from sale of fixed maturity investments	287,599	280,109
Proceeds from maturities of fixed maturity investments	37,400	20,000
Purchases of equity investments	(2,364)	(8,390)
Proceeds from sale of equity investments	120,000	—

Cash provided by (used in) investing activities	81,106	(58,717)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common shares	(49,466)	—
Net proceeds from share issuance	—	—
Cash dividends paid to shareholders	(16,934)	(17,011)

Cash used in financing activities	(66,400)	(17,011)

Net increase (decrease) in cash and cash equivalents	89,472	(9,177)
Cash and cash equivalents, beginning of period	39,486	88,415

Cash and cash equivalents, end of period	$128,958	$79,238

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts)

(unaudited)

1.	GENERAL:

The consolidated interim financial statements presented herein have been prepared on the basis of accounting principles generally accepted in the United States of America and include the accounts of IPC Holdings, Ltd. (the “Company”) and its wholly-owned subsidiaries, IPCRe Limited (“IPCRe”) and IPCRe Underwriting Services Limited (“IPCUSL” and, together with the Company and IPCRe, “IPC”) and IPCRe Europe Limited (“IPCRe Europe”), which is a wholly-owned subsidiary of IPCRe. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the quarter ended March 31, 2008 and 2007, respectively, the consolidated balance sheet as of March 31, 2008 and the consolidated statements of cash flows for the quarter ended March 31, 2008 and 2007, respectively. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on February 22, 2008. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.	DIVIDENDS:

On February 15, 2008 the Company paid a preferred dividend of $0.475781 per Series A Mandatory Convertible preferred share to preferred shareholders of record on January 31, 2008.

On March 14, 2008 the Company paid a common stock dividend of $0.22 per share to shareholders of record on February 29, 2008.

On April 24, 2008 the Company declared a preferred dividend of $0.475781 per Series A Mandatory Convertible preferred share, to be paid on May 15, 2008 to preferred shareholders of record on May 1, 2008.

On April 24, 2008 the Company declared a common stock dividend of $0.22 per share, to be paid on June 20, 2008 to shareholders of record on June 4, 2008.

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

On April 24, 2007, upon the recommendation of the Compensation Committee of the Board of Directors, the Board of Directors unanimously adopted and approved the IPC Holdings, Ltd. 2007 Incentive Plan (the “2007 Incentive Plan”). The 2007 Incentive Plan was subsequently approved by shareholders at the Company’s Annual General Meeting of shareholders, which was held on June 22, 2007. The 2007 Incentive Plan is designed to replace the terminated Option Plan and the terminated 2003 Stock Incentive Plan. Awards were made under the 2007 Incentive Plan in February 2008 consisting of restricted share units, restricted common shares and performance shares. The restricted share units and restricted common shares are accounted for as equity instruments under Financial Accounting Standards Board (“FASB”) Statement No. 123 (Revised 2004) “Share-Based Payment” (“SFAS 123R”). The performance share units are recorded as a liability.

A summary of the status of the Company’s Option Plan as of March 31, 2008 and 2007 and changes during the quarters then ended is presented in the tables and narrative below.

	Quarter ended March 31,
	2008		2007
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding, beginning of period	567,250	$34.22	611,625	$34.30
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited	13,750	$32.19	—	$—
Outstanding, end of period	553,500	$34.27	611,625	$34.30
Exercisable, end of period	443,500	$34.64	379,750	$34.16

Weighted average fair value of options granted (per share)		$—		$—

The total intrinsic value of stock options exercised was $nil for the quarters ended March 31, 2008 and 2007. The weighted average remaining contractual period as of March 31, 2008 was 6.1 years and 5.7 years for outstanding and exercisable options, respectively. The aggregate intrinsic value as of March 31, 2008 was $148 and $148 for outstanding and exercisable options, respectively.

There were no options granted during the quarters ended March 31, 2008 and 2007 and, as noted above, the Option Plan was terminated on February 20, 2007. The fair value of options are estimated using the Black-Scholes option pricing model, using an assumed risk-free interest rate; an expected dividend yield; an expected life; an expected volatility; and a forfeiture rate.

The assumed risk-free interest rate is the market yield on U.S. Treasury securities at 7-year constant maturity to match the expected life. The expected life is estimated based on a 4-year vesting period and a 10-year exercising period together with a review of actual exercising patterns. The expected dividend yield is calculated using the share price and the last dividend per share amount at the date of grant. The expected volatility was calculated using the Company’s own historic price volatility over the last 5.6 years. The forfeiture rate is obtained from the Company’s actual historic experience.

Range of exercise price	Outstanding at March 31, 2008	Weighted average remaining contractual period in years	Weighted average exercise price	Exercisable at March 31, 2008	Weighted average exercise price
$13-19	6,000	1.75	$15.38	6,000	$15.38
$19-25	10,000	1.95	$21.73	10,000	$21.73
$25-31	216,250	6.52	$27.95	141,250	$27.93
$31-37	62,500	4.75	$31.54	62,500	$31.54
$37-43	118,750	5.75	$38.90	118,750	$38.90
$43-49	140,000	6.75	$43.03	105,000	$43.03

Total	553,500			443,500

As of March 31, 2008, there was $4,163 of total unrecognized compensation cost related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.79 years.

4.	NEW ACCOUNTING PRONOUNCEMENTS:

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement 133” (SFAS 161). This Statement changes required disclosures for derivatives and hedging activities, including enhanced disclosures regarding (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, Statement 161 requires: disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation; disclosure of the fair values of derivative instruments and their gains and losses in a tabular format; disclosure of information about credit-risk-related contingent features; and cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed. The statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 is not expected to have any material impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of operations and financial position of IPC Holdings, Ltd. References to “we”, “our”, “IPC”, or “the Company” mean IPC Holdings together with its wholly-owned subsidiaries, IPCRe and IPCUSL. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes for the quarter ended March 31, 2008.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 to our audited financial statements for the fiscal year ended December 31, 2007, included in our Annual Report on Form 10-K filed with the SEC on February 22, 2008. The following is a summary of the accounting policies for the three main components of our consolidated balance sheet and consolidated statements of income: premiums, losses (claims), including reserves, and investments / investment income.

Premiums

Premiums are recorded as written at the beginning of each policy, based upon information received from ceding companies and their brokers, and are earned on a pro rata basis over the policy period. For excess of loss contracts, the amount of deposit premium is contractually documented at inception, and management uses this as its best estimate for accounting for these premiums. Premiums may be adjusted upwards or downwards as a result of changes in the cedant’s actual exposure base and the original estimates thereof, although most contracts do provide for a minimum premium in the contract terms. We refer to such changes in premiums as adjustment premiums. For proportional treaties, the amount of premium is normally estimated at inception using data provided by the ceding company. We account for such premium using our initial estimates, which are reviewed regularly for reasonableness by management with respect to the actual premium reported by the ceding company. At March 31, 2008 the amount of premium accrued resulting from management’s estimates for proportional treaties was 7.7% of total gross premiums written for the quarter then ended. Reinstatement premiums are recognized and accrued at the time we incur a loss and where coverage of the original contract is reinstated under pre-defined contract terms, and are earned pro rata over the reinstated coverage period. Such accruals are based upon actual contractual terms (including the associated rates on line—i.e. price) applied to the amount of loss reserves expected to be paid, and the only element of management judgement involved is with respect to the amount of loss reserves as described below. The amount accrued at March 31, 2008 for estimated reinstatement premiums on Reported But Not Enough loss reserves (“RBNE”) and Incurred But Not Reported (“IBNR”) loss reserves, as described below, was $12.7 million.

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

Estimating appropriate loss reserves for catastrophes is an inherently uncertain process. Loss reserves represent our estimates, at a given point in time, of ultimate settlement and administration costs of losses incurred (including IBNR and RBNE reserves). We regularly review and update these estimates, using the most current information available to us. Consequently, the ultimate liability for a catastrophic loss is likely to differ from the original estimate. Whenever we determine that any existing loss reserves are inadequate, we are required to increase the loss reserves with a corresponding reduction, which could be material, in our operating results in the period in which the deficiency is identified. The establishment of new reserves, or the adjustment of reserves for reported claims, could result in significant upward or downward changes to our financial condition or results of operations in any particular period.

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

We establish reserves based upon estimates of losses incurred by the ceding companies, including reserves where we believe that the ultimate loss amount is greater than that reported to us by the ceding company. These reserves, which provide for development on reported losses, are also known as RBNE reserves. We also establish reserves for losses incurred as a result of an event known but not reported to us. These IBNR reserves, together with RBNE reserves, are established for both catastrophe and other losses. To estimate the portion of losses and loss adjustment expenses relating to these claims for the year, we review our portfolio of business to determine where the potential for loss may exist. Industry loss data, as well as actual experience, knowledge of the business written by us and general market trends in the reinsurance industry, are considered. Since 1993, we have contracted AIR Worldwide Corporation for the use of their proprietary models—currently CATRADER®—as part of our modeling approach. These computer-based loss modeling systems utilize A.M. Best’s data and direct exposure information obtained from our clients. We may also use CATRADER ® to measure and estimate loss exposure under the actual event scenario, if available. The sum of the individual estimates derived from the above methodology provides us with an overall estimate of the loss reserves for IPC as a whole. Our reserving methodology uses a process that calculates a point estimate, as opposed to a methodology that develops a range of estimates.

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

There is a time lag inherent in reporting from the original claimant to the primary insurer to the broker and then to the reinsurer. Reporting of property claims arising from catastrophes in general tends to be prompt (as compared to reporting of claims for casualty or other “long-term” lines of business). However, the timing of claims reporting can vary depending on various factors, including: the nature of the event (e.g. hurricane, earthquake, hail, man-made events such as terrorism or rioting); the geographic area involved; the quality of the cedant’s claims management and reserving practices; and whether the claims arise under reinsurance contracts for primary companies, or reinsurance of other reinsurance companies (i.e. retrocession). Because the events from which claims arise are typically prominent, public occurrences, we are often able to use independent reports of such events to augment our loss reserve estimation process. Because of the degree of reliance that we place on ceding companies for claims reporting, the associated time lag, the low frequency/high severity nature of the business we underwrite and the varying reserving practices among ceding companies, our reserve estimates are highly dependent on management judgement and are therefore subject to significant variability. During the loss settlement period additional facts regarding individual claims and trends may become known and current laws and case law may change, which further increases the variability of our reserves.

IPC’s controls in place require that claim payments and reserves must be authorized by an underwriter upon processing. Large claims must also be approved by senior management prior to a claims payment being made. While we have the right to audit client data, most of our claims result from events that are well known such as hurricanes or earthquakes, and in assessing the reasonableness of reported claims, our claims processors and underwriters ask follow-up questions as necessary. Since 2007, we also undertake a verification process of the completeness of our loss reserves, including the circularization of brokers. We also cross reference and verify amounts requested as collateral by ceding companies, in comparison to amounts previously reported to us.

For certain catastrophic events, there is great uncertainty underlying the assumptions and associated estimated reserves for losses and loss adjustment expenses reported by our cedants. Complexity resulting from problems such as policy coverage issues, multiple events affecting one geographic area and the resulting impact on claims adjusting (including allocation of claims to event and the effect of demand surge on the cost of building materials and labour) by, and communications from, ceding companies, can cause greater uncertainty in the reserve estimates reported to us by our cedants, as well as delays to the timing with which we are notified of cedants’ changes to their loss estimates, resulting in greater uncertainty in our reserve estimates. For example, the initial estimate for hurricane Katrina had been based on estimates by cedants of their exposure, industry insured loss estimates, output from both industry and proprietary models, a review of contracts potentially affected by the events, information received from both clients and brokers, and management judgement, which includes consideration of the physical factors noted above, in aggregate. It has been assumed that underlying policy terms and conditions are upheld during our clients’ loss adjustment process. However, the unique circumstances and severity of this devastating catastrophe, including the extent of flooding and resultant initial limited access by claims adjusters, introduce additional uncertainty to the normally difficult process of estimating catastrophe losses, which is compounded by the potential for legal and regulatory issues arising regarding the scope of coverage.

To illustrate the potential variability of estimates for individual catastrophe losses, the following table outlines the percent changes from IPC’s first reported estimates for certain specific catastrophes, over specified time horizons:

	Percentage increase of development from initial report
	After 6 months	After 1 year	After 2 years	After 3 years	Latest / Final %	Total Development – initial report to latest $ (000)
Cyclones Lothar / Martin	61%	66%	71%	73%	69%	24,100
Cat # 48 (WTC)	6%	7%	9%	9%	4%	4,500
2004 Florida hurricanes	113%	137%	145%	144%	145%	118,500
Hurricane Katrina	1.5%	1.6%	-0.4%		-0.6%	(5,000)

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

Particularly for extreme events such as the attack on the World Trade Center and hurricane Katrina, many excess of loss contracts that are impacted by the event incur full limit losses, on which there can be no adverse development. However, because of the uncertainties associated with hurricane Katrina noted above, there can be no assurance that significant development will not occur on contracts where the limits have not been exhausted, or that losses will not be reported for contracts for which we have not previously established a reserve. Generally, the size of a catastrophe is not necessarily an indicator of the amount of potential development that might occur. However, for larger catastrophes, a small percentage of development can result in a larger dollar impact on a company’s results of operations, than a larger percentage development on a smaller event.

As noted above, our methodology provides us with an overall estimate of loss reserves for IPC as a whole. For information on historical development of IPC’s overall loss reserves, please refer to the tables provided in Item 1, Business, Reserve for Losses and Loss Adjustment Expenses, in our Report on Form 10-K for the year ended December 31, 2007.

At March 31, 2008 management’s estimates for IBNR/RBNE represented 45% of total loss reserves. The majority of the estimate relates to reserves for claims from hurricane Katrina that affected various parts of Gulf coast states in August 2005, the storm and flooding that affected parts of New South Wales, Australia in early June 2007, and the flooding events that affected various parts of the United Kingdom in June and July 2007. As discussed above, our reserve estimates are not mathematically or formulaically derived from factors such as numbers of claims or demand surge impact. If our estimate of IBNR/RBNE loss reserves at March 31, 2008 was inaccurate by a factor of 10%, our results of operations would be impacted by a positive or negative movement of $15.9 million. If our total reserve for losses at March 31, 2008 was inaccurate by a factor of 10%, our incurred losses would be impacted by $35.5 million, which represents 1.7% of shareholders’ equity at March 31, 2008. In accordance with IPCRe’s registration under the Bermuda Insurance Act 1978 and Related Regulations (the “Insurance Act”), our loss reserves are certified annually by an independent loss reserve specialist.

Investments

In accordance with our investment guidelines, our investments consist of high-grade marketable fixed maturity investments and certain equity investments in mutual funds. Prior to January 1, 2007, investments were considered “Available for Sale” and were carried at fair value. Following the issuance by the FASB of Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), we elected to early adopt the fair value option for all fixed maturity and equity investments commencing January 1, 2007. This adoption requires the investments to now be reported as “Trading” under SFAS 115 and also requires the Company to adopt Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) regarding fair value measurements.

This adoption does not amend the carrying value of our fixed maturity and equity investments as they continue to be carried at fair value. As a result of the adoption, all unrealized gains and losses in our investment portfolio were reclassified from accumulated other comprehensive income within shareholders’ equity on our consolidated balance sheets to retained earnings as of January 1, 2007. This cumulative-effect adjustment reclassifying unrealized gains and losses was $128.0 million, which represented the difference between the cost or amortized cost of our investments and the fair value of those investments at December 31, 2006.

With the investments now being classified as “Trading” all subsequent changes to the fair value of our investment portfolio are recorded as net gains (losses) on investments in our consolidated statements of income (loss) whereas prior to January 1, 2007, unrealized gains and losses were included within accumulated other comprehensive income as a separate component of shareholders’ equity.

SFAS 157 established a hierarchy for inputs in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs are used when available. Observable inputs are inputs that market participants would use in pricing the asset based on market data obtained from sources independent of the Company. Unobservable inputs would be inputs that reflect the Company’s assumptions about the assumptions that market participants would use in pricing the asset based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these instruments does not entail a significant degree of judgment.

Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly.

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The following table shows how our investments are categorized.

	Fair Value Measurement at March 31, 2008 using:
Description	Fair Value Measurements at March 31, 2008 ($ in thousands)	Quoted Prices in Active Markets (Level 1) ($ in thousands)	Significant Other Observable Inputs (Level 2) ($ in thousands)
Fixed maturity investments	1,875,812	—	1,875,812
Equity investments	471,090	—	471,090

Fixed maturity investments are stated at fair value as determined by the broker-quoted market price of these securities and as provided either by independent pricing services or, when such prices are not available, by reference to broker or underwriter bid indications. Although we believe that many of these securities could be classified as quoted on active markets they are not quoted on a public exchange and therefore we are classifying them as Level 2.

Equity investments in mutual funds are stated at fair value as determined by the most recently advised net asset value as advised by the fund. Three funds have daily reported net asset values—with the funds’ holdings predominantly in publicly quoted securities—and one fund has a monthly reported net asset value—where the fund’s holdings can be in various publicly quoted and unquoted investments with observable inputs. Due to the funds’ values being net asset values, with no significant lock ups, and not publicly quoted prices, we are classifying them as Level 2.

Realized gains and losses on sales of investments continue to be determined on a first-in, first-out basis. Net investment income includes interest income on fixed maturity investments, recorded when earned, dividend income on equity investments, recorded when declared, and the amortization of premiums and discounts on investments.

At March 31, 2008 we did not hold any fixed maturity securities that were not investment grade or not rated.

RESULTS OF OPERATIONS, QUARTERS ENDED MARCH 31, 2008 AND 2007

Our net income for the quarter ended March 31, 2008 was $86.8 million, compared to $77.2 million for the quarter ended March 31, 2007. The primary reason for the increase in net income is the decrease in incurred losses from $53.0 million in the first quarter of 2007 to $5.3 million in the first quarter of 2008. Net incurred losses in the first quarter of 2007 included $50.0 million with respect to windstorm Kyrill, which swept across northern Europe in late January 2007. The decrease in net incurred losses was offset by reduced earned premiums in the first quarter of 2008 compared to the first quarter of 2007, decreased investment income and an increase in net losses from investments, details of which are discussed below.

In the quarter ended March 31, 2008, we wrote gross premiums of $197.9 million, compared to $236.2 million in the first quarter of 2007. We wrote premiums in respect of new business totaling $22.6 million, but premiums from existing business were $38.9 million less in the first quarter of 2008 in comparison to the first quarter of 2007, mostly due to program re-structuring, including increases in client retentions, and to a lesser extent pricing. Business that was not renewed because of unsatisfactory terms and conditions, or because the cedant did not purchase the protection, totaled $16.6 million. Excess of loss premium adjustments, which are adjustments generally arising from differences between cedants’ actual exposure base and the original estimates thereof, were $1.7 million less in the first quarter of 2008 in comparison to the first quarter of 2007. There was a $3.8 million reduction in reinstatement premiums in the first quarter of 2008 compared to the first quarter of 2007, primarily due to the lower level of incurred losses in the current period.

In the quarter ended March 31, 2008, we ceded $2.0 million of premiums to our retrocessional facilities, compared with $7.7 million in the first quarter of 2007. The actual contracts ceded are at IPC’s underwriters’ judgement in optimizing the risk profile of the portfolio, which can cause premiums ceded to vary as a proportion of our gross writings from quarter to quarter. In addition, our Property Catastrophe Excess of Loss retrocessional facility was not renewed and there was less participation by retrocessionnaires in our proportional reinsurance facility.

Net premiums earned in the quarter ended March 31, 2008 were $89.7 million, compared to $104.7 million in the first quarter of 2007. This reduction is primarily due to the reduction in written premiums, both in the quarter and during the past twelve months, as well as the reduction in reinstatement premiums.

Net investment income was $23.9 million in the quarter ended March 31, 2008, compared to $33.1 million in the first quarter of 2007. In the first quarter of 2008 we did not receive any dividends from our investment in a fund of hedge funds, whereas in the first quarter of 2007, we received dividends of $7.9 million from this investment. The overall yield from the fixed income portfolio has fallen by approximately 20 basis points, during the first quarter of 2008 compared to the first quarter of 2007.

We recognized a net loss of $6.0 million from investments in the quarter ended March 31, 2008, compared to a net gain of $8.7 million in the first quarter of 2007. The unrealized depreciation included in the net loss on investments was $47.1 million. As discussed above, effective January 1, 2007, we early-adopted SFAS 159, the Fair Value Option for Financial Assets and Financial Liabilities, with respect to our investment portfolio. As a result all changes to the fair value of our investment portfolio are recorded as net gains (losses) on investments in our consolidated statements of income. Net gains from fixed maturity securities were $35.7 million which was more than offset by $41.7 million of net losses from our equity investments.

In the quarter ended March 31, 2008, we incurred net losses and loss adjustment expenses of $5.3 million, compared to $53.0 million in the first quarter of 2007. Net incurred losses in the first quarter of 2008 included $14.5 million from events in 2008, primarily the Alon Refinery explosion in Texas, a storm that affected Queensland, Australia, and windstorm Emma that affected parts of Europe. This was offset in part by reductions to our estimates of ultimate losses for several events in 2007 totaling $9.7 million. Other losses included net movements from other prior year events and approximately $1.2 million attritional losses from proportional treaties, mostly resulting from the recent failure of several satellites. In the first quarter of 2007, our incurred losses included a $50.0 million reserve established for windstorm Kyrill.

Net acquisition costs incurred, which consist primarily of commissions and brokerage fees paid to intermediaries for the production of business, were $8.7 million for the quarter ended March 31, 2008, compared to $10.1 million in the first quarter of 2007. These costs have decreased in proportion to the decrease in earned premiums in 2008. General and administrative expenses were $7.1 million in the quarter ended March 31, 2008, compared to $7.2 million in the corresponding period of 2007.

LIQUIDITY AND CAPITAL RESOURCES

IPC Holdings is a holding company that conducts no reinsurance operations of its own. Its cash flows are limited to distributions from IPCRe and IPCUSL by way of loans or dividends. Under the Insurance Act, IPCRe is required to maintain a solvency margin and a minimum liquidity ratio, and is prohibited from declaring or paying dividends if to do so would cause IPCRe to fail to meet its solvency margin and its minimum liquidity ratio. Under the Insurance Act, IPCRe is prohibited from paying dividends of more than 25% of its total statutory capital and surplus at the end of the previous fiscal year unless it files an affidavit stating that the declaration of such dividends has not caused IPCRe to fail to meet its solvency margin and minimum liquidity ratio. The Insurance Act also prohibits IPCRe from declaring or paying any dividend without the approval of the Supervisor of Insurance of Bermuda if IPCRe failed to meet its solvency margin and minimum liquidity ratio on the last day of the previous fiscal year. In addition, IPCRe is prohibited under the Insurance Act from reducing its opening total statutory capital by more than 15% without the approval of the Authority. The maximum dividend payable by IPCRe in accordance with the foregoing restrictions as of March 31, 2008 was $545.0 million.

IPCRe’s sources of funds consist of premiums written, investment income, paid losses recovered from retrocessionaires and proceeds from sales and redemptions of investments. Cash is used primarily to pay losses and loss adjustment expenses, premiums retroceded, brokerage commissions, excise taxes, general and administrative expenses, repurchase of shares and dividends. To date, we have invested all cash flows not required for operating purposes or returned amounts to shareholders via the repurchase of shares and the payment of dividends. The potential for a large catastrophe means that unpredictable and substantial payments may need to be made within relatively short periods of time. Hence, future cash flows cannot be predicted with any certainty and may vary significantly between periods.

Net cash inflows from operating activities in the quarter ended March 31, 2008 were $74.8 million compared to $66.6 million in the corresponding period of 2007. The increase is primarily the result of the increase in net income during the period, which was $86.8 million in the quarter ended March 31, 2008, compared to $77.2 million in the corresponding period of 2007.

Net cash inflows from investing activities in the quarter ended March 31, 2008 were $81.1 million compared to net cash outflows of $58.7 million in the corresponding period of 2007. Net cash outflows from financing activities in the quarter ended March 31, 2008 were $66.4 million compared to $17.0 million in the corresponding period of 2007, as a result of the Company’s repurchase of $49.5 million of its common shares in March 2008 and payment of dividends. Cash and cash equivalents increased by $89.5 million in the quarter ended March 31, 2008, resulting in a balance of $129.0 million at March 31, 2008.

With the exception of cash holdings, our funds are primarily invested in fixed maturity securities, the fair value of which is subject to fluctuation depending on changes in prevailing interest rates and individual issuer credit ratings, and investments in mutual funds, being three equity-type funds and a fund of hedge funds. Our investment portfolio does not currently include direct investments in options, warrants, swaps, collars or similar derivative instruments, although such instruments may be included within the underlying investments of our fund of hedge funds. Our investment policy guidelines provide that financial futures and options and foreign exchange contracts may not be used in a speculative manner, but may be used, subject to certain numerical limits, only as part of a defensive strategy to protect the market value of the portfolio. Also, our portfolio does not contain any investments in real estate or mortgage loans. As the Company does not directly invest in asset-backed or mortgage-backed securities, we believe that there is insignificant exposure to subprime mortgages.

At March 31, 2008, 60% of IPC’s fixed maturity investment portfolio (based on fair value) was held in securities rated AAA, and 24% was held in securities rated AA. At December 31, 2007 the proportions of securities so rated were 59% and 24%, respectively. At March 31, 2008 the average modified duration of IPC’s fixed maturity portfolio was 3.4 years, compared to 3.5 years at December 31, 2007. We believe that because of the relatively short duration and high quality of IPC’s investment portfolio, we have sufficient liquidity to meet IPC’s ongoing commitments.

Ratings are an important factor in establishing the competitive position of reinsurance companies. IPCRe and IPCRe Europe have an insurer financial strength rating of “A (Excellent; 3rd of 15 categories)” from A.M. Best and are rated “A- (Strong; 7th of 18 categories)” for financial strength and counter-party credit by Standard & Poor’s (“S & P”). A.M. Best and S & P ratings reflect their opinions of a reinsurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders, but are not evaluations directed to investors in our securities and are not recommendations to buy, sell or hold our securities. Our ratings are subject to periodic review by A.M. Best and S & P, and we cannot assure you that we will be able to retain those ratings. Prior to October 2005, both A.M. Best and S & P had given IPCRe and IPCRe Europe insurer financial strength ratings of A+. In November 2005, both rating agencies lowered the ratings to their current levels as a result of the impact on our net income and shareholders’ equity resulting from the devastation brought by hurricanes Katrina and Rita, and S & P ascribed a “Negative” outlook. In April 2007, S & P further lowered our rating predominantly as a result of a reassessment of our mono-line business model even though that model has remained relatively unchanged since our inception. S & P then improved the outlook to “Stable”. In November 2007, A.M. Best affirmed our A rating, but lowered the outlook to “Negative”. If these ratings are reduced further from their current levels by A.M. Best and/or S & P, our competitive position in the insurance industry could suffer and it may be more difficult for us to market our products. A significant downgrade to a rating below A- by A.M. Best or S & P could trigger provisions allowing some cedants to opt to cancel their reinsurance contracts with us and could result in a significant loss of business as ceding companies move to reinsurers with higher ratings.

IPCRe is not a licensed insurer in the United States and therefore, under the terms of most of its contracts with U.S.-based companies, must provide security to reinsureds to cover unpaid liabilities in a form acceptable to state insurance commissioners. Typically, this type of security takes the form of a letter of credit issued by an acceptable bank, the establishment of a trust, or a cash advance. Currently IPCRe obtains letters of credit through a commercial bank pursuant to a bilateral facility in the amount of $350 million as well as through the $250 million senior secured syndicated facility discussed below. In turn, IPCRe provides the banks security by giving them liens over certain of IPCRe’s investments in an amount not to exceed 118% of the aggregate letters of credit outstanding. Effective March 31, 2008 and December 31, 2007, there were outstanding letters of credit of $138.7 million and $183.3 million, respectively. The majority of the amount at the end of March 2008 was due to the requirements of our clients as a result of claims arising from hurricanes Katrina, Rita and Wilma. If we were unable to obtain the necessary credit, IPCRe could be limited in its ability to write business for our clients in the United States. The total amount of security required by the banks under the facilities at March 31, 2008 and December 31, 2007 was $162.1 million and $214.8 million, respectively. Effective April 13, 2006 IPC entered into a five-year, $500 million credit agreement with a syndicate of lenders. The credit agreement consists of a $250 million senior unsecured credit facility available for revolving borrowings and letters of credit, and a $250 million senior secured credit facility available for letters of credit. The revolving line of credit is available for the working capital, liquidity and general corporate requirements of the Company and its subsidiaries. Total letter of credit capacity available to IPC is at least $600 million. Under the terms of the $500 million credit agreement, IPC is permitted to declare and pay dividends provided there are no defaults of covenants or unmatured defaults pending. One of the significant covenants of the facility requires IPC to maintain a minimum net worth (shareholders’ equity) of $1 billion, plus 25% of any positive net income for each fiscal year, beginning with the fiscal year ending December 31, 2006, plus 25% of the net proceeds of any equity issuance or other capital contributions. As of March 31, 2008 the maximum dividend payable by IPC Holdings under the terms of the facility was $825.0 million. As of the date of this report, no amounts have been drawn under the facility, and we are in compliance with all terms and covenants thereof.

None of the Company, IPCRe or IPCUSL has any material commitments for capital expenditures.

OFF-BALANCE SHEET ARRANGEMENTS

Neither the Company nor any of its subsidiaries has any forms of off-balance sheet arrangements, or cash obligations and commitments, as defined by Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The investment portfolio of IPCRe is exposed to market risk. Market risk is the risk of loss of fair value resulting from adverse fluctuations in interest rates, foreign currency exchange rates and equity prices.

Measuring potential losses in fair values has become the focus of risk management efforts by many companies. Such measurements are performed through the application of various statistical techniques. One such technique is Value at Risk (“VaR”). VaR is a summary statistical measure that uses historical interest and foreign currency exchange rates, equity prices and estimates of the volatility and correlation of each of these rates and prices to calculate the maximum loss that could occur within a given statistical confidence level and time horizon.

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

Our investment manager performed a VaR analysis to estimate the maximum potential loss of fair value for each segment of market risk, as of March 31, 2008 and 2007 and for the intervening quarterly points. The analysis calculated the VaR with respect to the net fair value of our invested assets (cash and cash equivalents, equity and high-grade fixed maturity securities) using the historical simulation methodology. At March 31, 2008 the VaR of IPCRe’s investment portfolio was $17.7 million, which represents a 95th percentile value change over a one-month time horizon. This result was obtained through historical simulation using approximately 750 days (3 years) of historical interest rate and equity market data. As of March 31, 2008 the VaR of IPCRe’s investment portfolio represented 1% of the total fair value of the investment portfolio.

The following table presents the VaR of each component of market risk of IPCRe’s investment portfolio as of the beginning, quarterly and ending points for the twelve months ended March 31, 2008, and the average thereof (expressed in thousands of U.S. dollars):

Market Risk	At March 31, 2008	At December 31, 2007	At September 30, 2007	At June 30, 2007	At March 31, 2007	Average for 12 months ended March 31, 2008
Currency	$1,416	$2,324	$2,508	$2,669	$2,703	$2,324
Interest Rate	16,871	19,956	22,889	25,917	25,444	22,215
Equity (incl. hedge fund)	18,140	24,782	21,509	20,023	18,814	20,654

Sum of Risk	36,427	47,062	46,906	48,609	46,961	45,193
Diversification Benefit	(18,704)	(22,119)	(18,913)	(19,330)	(17,254)	(19,264)

Total Net Risk	$17,723	$24,943	$27,993	$29,279	$29,707	$25,929

From December 31, 2007 to March 31, 2008, equity VaR decreased due to the sale of parts of our equity portfolio and subsequent decrease in the fair value of our equity positions. In addition, interest rate net VaR decreased primarily due to a reduction in the level of interest rates in the United States and exchange rate VaR decreased due to the decrease in the market value of foreign currency denominated positions. IPCRe’s premiums receivable and liabilities for losses from reinsurance contracts it has written are also exposed to the risk of changes in value resulting from fluctuations in foreign currency exchange rates. To an extent, the impact on loss reserves of a movement in an exchange rate, will be partly offset by the impact on assets (receivables and cash/investments) denominated in the same currency. As of March 31, 2008 an estimated $71 million (December 31, 2007—$29 million) of net reinsurance premiums receivable, and an estimated $119 million (December 31, 2007—$142 million) of loss reserves, were denominated in non-U.S. currencies. The currencies to which IPC has the most net exposure are U.K. sterling, the Australian dollar and the Euro. If the dollar weakened 10% against U.K. sterling and the Australian dollar, our net adverse exchange exposure would be approximately $3 million and $2 million respectively. If the dollar strengthened 10% against the Euro, our net adverse exchange exposure would be approximately $0.4 million.

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

Note on Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition, including, but not limited to, expectations regarding market cycles, market conditions, the impact of current market conditions and trends on future periods, the impact of our business strategy on our results, trends in pricing and claims and the insurance and reinsurance market response to catastrophic events. Some forward-looking statements may be identified by our use of terms such as “believes”, “anticipates”, “intends”, “expects” or other words of similar import and relate to our plans and objectives for future operations. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. We do not intend, and are under no obligation, to update any forward-looking statement contained in this report. The largest single factors in our results have been and will continue to be the severity and/or frequency of catastrophic events, which are inherently unpredictable. Numerous factors could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to, the following: (i) the occurrence of natural or man-made catastrophic events with a frequency or severity exceeding our expectations; (ii) the adequacy of our loss reserves and the need to adjust such reserves as claims develop over time; (iii) any lowering or loss of one of the financial ratings of IPC Holdings’ wholly-owned subsidiary(ies), IPCRe Limited (“IPCRe”) and/or IPCRe Europe; (iv) a decrease in the level of demand for property catastrophe reinsurance, or increased competition owing to increased capacity of reinsurers offering property catastrophe coverage; (v) the effect of competition on market trends and pricing; (vi) loss of our non-admitted status in U.S. jurisdictions or the passage of federal or state legislation subjecting us to supervision or regulation in the United States; (vii) challenges by insurance regulators in the United States to our claim of exemption from insurance regulation under current laws; (viii) a contention by the United States Internal Revenue Service that we are engaged in the conduct of a trade or business within the United States; (ix) loss of services of any one of our executive officers; (x) changes in interest rates and/or equity values in the United States of America and elsewhere; or (xi) changes in exchange rates and greater than expected currency exposure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

NONE

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously described in Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission (“SEC”) on February 22, 2008.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Programs	Maximum Dollar value of Shares that may yet be Purchased under the Programs ($ in thousands)
January 1-31, 2008	—	—	—	11,301
February 1-29, 2008	—	—	—	311,301
March 1-31, 2008	1,789,946	$27.61	1,789,946	261,834
Total	1,789,946	$27.61	1,789,946

On April 24, 2007, the Company announced that its Board of Directors had authorized a share repurchase of up to $200 million of the Company’s common shares. Such repurchase may be conducted by means of open market repurchases, privately negotiated transactions (including accelerated share repurchase plans or use of a forward contract to repurchase shares) or otherwise, at prices that are prevailing market prices and in accordance with applicable securities laws. The expiration date of the program is May 1, 2008. As of December 31, 2007, we had $11.3 million remaining under our authorized share repurchase program. On February 14, 2008, the Board of Directors authorized a share repurchase of up to $300 million of the Company’s common shares. The authorization ends on April 1, 2009. As of March 31, 2008, we had $261.8 million remaining under our authorized share repurchase programs.

Item 3. Defaults upon Senior Securities.

NONE

Item 4. Submission of Matters to a Vote of Security Holders.

NONE

Item 5. Other Information.

NONE

Item 6. Exhibits.

(a)	Exhibits

Exhibit Number	Method of Filing	Description

3.1	(2)	Memorandum of Association of the Company

3.2	(3)	Amended and Restated Bye-Laws of the Company

3.3	(2)	Form of Memorandum of Increase of Share Capital

10.1	(4)	First Amendment to Credit Agreement, dated as of January 25, 2008, among IPC Holdings, Ltd., IPCRe Limited, the Lenders party thereto and Wachovia Bank, National Association.

10.2	(5)	Custody Agreement by and between IPCRe Limited and Mellon Bank, N.A., dated January 9, 2008 and effective as of January 1, 2008.

10.3	(5)	Discretionary Investment Management Agreement between AIG Investments Europe Ltd. and IPCRe Limited, dated January 9, 2008 and effective as of December 20, 2007.

11.1	(1)	Reconciliation of basic and diluted net income per common share (“EPS”)

12.1	(1)	Statement of Computation of Ratios of Earnings to Fixed Charges

31.1	(1)	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	(1)	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	(6)	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	(6)	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed herewith
(2)	Incorporated by reference to the corresponding exhibit on our Registration Statement on Form S-1 (No. 333-00088).
(3)	Incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-Q for the six months ended June 30, 2007 filed with the SEC on July 30, 2007 (File No. 0-27662).
(4)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 31, 2008 (File No. 0-27662).
(5)	Incorporated by reference to Exhibits 10.1 and 10.2 to our Current Report on Form 8-K filed with the SEC on January 14, 2008 (File No. 0-27662).
(6)	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (sub-sections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), and are not being filed as exhibits to this report.

IPC HOLDINGS, LTD.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPC Holdings, Ltd. (Registrant)

Date: April 29, 2008	/S/ JAMES P. BRYCE
James P. Bryce President and Chief Executive Officer

Date: April 29, 2008	/S/ JOHN R. WEALE
John R. Weale Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Method of Filing	Description

3.1	(2)	Memorandum of Association of the Company

3.2	(3)	Amended and Restated Bye-Laws of the Company

3.3	(2)	Form of Memorandum of Increase of Share Capital

10.1	(4)	First Amendment to Credit Agreement, dated as of January 25, 2008, among IPC Holdings, Ltd., IPCRe Limited, the Lenders party thereto and Wachovia Bank, National Association.

10.2	(5)	Custody Agreement by and between IPCRe Limited and Mellon Bank, N.A., dated January 9, 2008 and effective as of January 1, 2008.

10.3	(5)	Discretionary Investment Management Agreement between AIG Investments Europe Ltd. and IPCRe Limited, dated January 9, 2008 and effective as of December 20, 2007.

11.1	(1)	Reconciliation of basic and diluted net income per common share (“EPS”)

12.1	(1)	Statement of Computation of Ratios of Earnings to Fixed Charges

31.1	(1)	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	(1)	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	(6)	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	(6)	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed herewith.
(2)	Incorporated by reference to the corresponding exhibit on our Registration Statement on Form S-1 (No. 333-00088).
(3)	Incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-Q for the six months ended June 30, 2007 filed with the SEC on July 30, 2007 (File No. 0-27662).
(4)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 31, 2008 (File No. 0-27662).
(5)	Incorporated by reference to Exhibits 10.1 and 10.2 to our Current Report on Form 8-K filed with the SEC on January 14, 2008 (File No. 0-27662).
(6)	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (sub-sections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), and are not being filed as exhibits to this report.