Form 10-Q
period 2008-06-30
IPC HOLDINGS LTD
filed 2008-07-29
CIK 909815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

☒	Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The number of outstanding common shares, par value U.S. $0.01 per share of IPC Holdings, Ltd., as of July 29, 2008 was 50,062,333.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of United States dollars, except for per share amounts)

	As of June 30, 2008	As of December 31, 2007
	(unaudited)
ASSETS:
Fixed maturity investments, at fair value (amortized cost 2008: $1,806,638; 2007: $1,756,532)	$1,826,152	$1,803,275
Equity investments, at fair value (cost 2008: $404,312; 2007: $485,205)	470,491	630,483
Cash and cash equivalents	147,087	39,486
Reinsurance premiums receivable	188,578	91,393
Deferred premiums ceded	3,449	2,578
Losses and loss adjustment expenses recoverable	8,439	17,497
Accrued investment income	26,388	30,369
Deferred acquisition costs	20,069	8,893
Prepaid expenses and other assets	9,811	3,717

TOTAL ASSETS	$2,700,464	$2,627,691

LIABILITIES:
Reserve for losses and loss adjustment expenses	$306,246	$395,245
Unearned premiums	200,460	75,980
Reinsurance premiums payable	1,628	4,677
Deferred fees and commissions	557	476
Accounts payable and accrued liabilities	24,506	25,568
Bank loan	150,000	—

TOTAL LIABILITIES	683,397	501,946

SHAREHOLDERS’ EQUITY:
Common shares outstanding, par value U.S. $0.01: 2008: 50,280,448; 2007: 57,626,395 shares	503	576
Preferred shares – Series A mandatory convertible preferred shares outstanding, par value U.S. $0.01: 2008: 9,000,000; 2007: 9,000,000	90	90
Additional paid-in capital	1,163,347	1,334,271
Retained earnings	854,008	791,689
Accumulated other comprehensive loss	(881)	(881)

TOTAL SHAREHOLDERS’ EQUITY	2,017,067	2,125,745

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,700,464	$2,627,691

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Expressed in thousands of United States dollars, except for per share amounts)

	Quarter ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES:
Gross premiums written	$105,170	$109,259	$303,045	$345,502
Change in unearned premiums	(18,571)	(5,284)	(124,480)	(132,398)

Premiums earned	86,599	103,975	178,565	213,104

Reinsurance premiums ceded	(2,818)	(7,062)	(4,844)	(14,718)
Change in deferred premiums ceded	1,114	1,936	871	5,150

Premiums ceded	(1,704)	(5,126)	(3,973)	(9,568)

Net premiums earned	84,895	98,849	174,592	203,536
Net investment income	23,395	31,904	47,269	65,014
Net (losses) gains on investments	(50,889)	1,868	(56,909)	10,545
Other income	18	261	44	887

	57,419	132,882	164,996	279,982

EXPENSES:
Net losses and loss adjustment expenses	(6,382)	87,210	(1,058)	140,163
Net acquisition costs	8,444	10,437	17,118	20,585
General and administrative expenses	6,621	6,799	13,700	13,958
Interest expense	262	—	262	—
Net exchange loss	1,024	464	721	97

	9,969	104,910	30,743	174,803

NET INCOME	47,450	27,972	134,253	105,179
Dividends on preferred shares	4,330	4,378	8,564	8,564

Net income available to common shareholders	$43,120	$23,594	$125,689	$96,615

Basic net income per common share	$0.83	$0.37	$2.29	$1.52
Diluted net income per common share	$0.78	$0.37	$2.12	$1.48
Weighted average number of common shares - basic	52,159,646	63,194,240	54,793,624	63,445,797
Weighted average number of common shares - diluted	60,560,764	63,210,001	63,193,486	70,979,971

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Expressed in thousands of United States dollars)

	Quarter ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET INCOME	$47,450	$27,972	$134,253	$105,179

Other comprehensive (loss) income	—	—	—	—

COMPREHENSIVE INCOME	$47,450	$27,972	$134,253	$105,179

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Expressed in thousands of United States dollars, except per share amounts)

	As of June 30, 2008	As of December 31, 2007
	(unaudited)
COMMON SHARES PAR VALUE $0.01:
Balance, beginning of year	$576	$637
Additional shares issued	1	1
Shares repurchased	(74)	(62)

Balance, end of period	$503	$576

PREFERRED SHARES PAR VALUE $0.01:
Balance, beginning of year	$90	$90
Additional shares issued	—	—

Balance, end of period	$90	$90

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	$1,334,271	$1,474,092
Shares issued	—	—
Reduction in paid-in capital on common share repurchase	(173,383)	(144,513)
Restricted shares and share units awarded	3,118	5,489
Net change in deferred compensation	(659)	(797)

Balance, end of period	$1,163,347	$1,334,271

RETAINED EARNINGS:
Balance, beginning of year	$791,689	$388,826
Cumulative-effect adjustment of adopting SFAS 159	—	127,996
Net income	134,253	385,412
Reduction on common share repurchase	(39,294)	(44,154)
Dividends paid and accrued	(32,640)	(66,391)

Balance, end of period	$854,008	$791,689

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance, beginning of year	$(881)	$127,310
Cumulative-effect adjustment of adopting SFAS 159	—	(127,996)
Other comprehensive income	—	(195)

Balance, end of period	$(881)	$(881)

TOTAL SHAREHOLDERS’ EQUITY	$2,017,067	$2,125,745

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of United States dollars)

	Six months ended June 30,
	2008	2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$134,253	$105,179
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of fixed maturity discounts, net	(155)	(2,055)
Net losses (gains) on investments	56,909	(10,545)
Stock compensation	2,459	3,321
Changes in:
Reinsurance premiums receivable	(97,185)	(105,397)
Deferred premiums ceded	(871)	(5,150)
Loss and loss adjustment expenses recoverable	9,058	(23,583)
Accrued investment income	3,981	226
Deferred acquisition costs	(11,176)	(13,325)
Prepaid expenses and other assets	(6,094)	(1,168)
Reserve for losses and loss adjustment expenses	(88,999)	(12,608)
Unearned premiums	124,480	132,398
Reinsurance premiums payable	(3,049)	5,209
Deferred fees and commissions	81	197
Accounts payable and accrued liabilities	(1,054)	(281)

Cash provided by operating activities	122,638	72,418

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed maturity investments	(717,084)	(614,579)
Proceeds from sale of fixed maturity investments	630,486	567,384
Proceeds from maturities of fixed maturity investments	49,500	73,000
Purchases of equity investments	(2,548)	(16,666)
Proceeds from sale of equity investments	120,000	—

Cash provided by investing activities	80,354	9,139

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loan	150,000	—
Repurchases of common shares	(212,751)	(100,000)
Cash dividends paid to shareholders	(32,640)	(34,024)

Cash used in financing activities	(95,391)	(134,024)

Net increase (decrease) in cash and cash equivalents	107,601	(52,467)
Cash and cash equivalents, beginning of period	39,486	88,415

Cash and cash equivalents, end of period	$147,087	$35,948

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except for per share amounts)

(unaudited)

1.	GENERAL:

The consolidated interim financial statements presented herein have been prepared on the basis of accounting principles generally accepted in the United States of America and include the accounts of IPC Holdings, Ltd. (the “Company”) and its wholly-owned subsidiaries, IPCRe Limited (“IPCRe”) and IPCRe Underwriting Services Limited (“IPCUSL” and, together with the Company and IPCRe, “IPC”) and IPCRe Europe Limited (“IPCRe Europe”), which is a wholly-owned subsidiary of IPCRe. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the quarter and six-month periods ended June 30, 2008 and 2007, respectively, the consolidated balance sheet as of June 30, 2008 and the consolidated statements of cash flows for the six months ended June 30, 2008 and 2007, respectively. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on February 22, 2008. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.	DIVIDENDS:

On February 15, 2008 the Company paid a preferred dividend of $0.475781 per Series A Mandatory Convertible preferred share to preferred shareholders of record on January 31, 2008.

On March 14, 2008 the Company paid a common stock dividend of $0.22 per share to shareholders of record on February 29, 2008.

On May 15, 2008 the Company paid a preferred dividend of $0.475781 per Series A Mandatory Convertible preferred share to preferred shareholders of record on May 1, 2008.

On June 20, 2008 the Company paid a common stock dividend of $0.22 per share, to shareholders of record on June 4, 2008.

On July 24, 2008 the Company declared a preferred dividend of $0.475781 per Series A Mandatory Convertible preferred share, to be paid on August 15, 2008 to preferred shareholders of record on August 1, 2008.

On July 24, 2008 the Company declared a common stock dividend of $0.22 per share, to be paid on September 19, 2008 to shareholders of record on September 3, 2008.

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

On April 24, 2007, upon the recommendation of the Compensation Committee, the Board of Directors unanimously adopted and approved the IPC Holdings, Ltd. 2007 Incentive Plan (the “2007 Incentive Plan”). The 2007 Incentive Plan was subsequently approved by shareholders at the Company’s Annual General Meeting of shareholders, which was held on June 22, 2007. The 2007 Incentive Plan is designed to replace the terminated Option Plan and the terminated 2003 Stock Incentive Plan. Awards were made under the 2007 Incentive Plan in August 2007 and February 2008 consisting of restricted share units, restricted common shares and performance shares. The restricted share units and restricted common shares are accounted for as equity instruments under Financial Accounting Standards Board (“FASB”) Statement No. 123 (Revised 2004) “Share-Based Payment” (“SFAS 123R”).

A summary of the status of the Company’s Option Plan as of June 30, 2008 and 2007 and changes during the six-month periods then ended is presented in the tables and narrative below.

	Six months ended June 30,
	2008		2007
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding, beginning of period	567,250	$34.22	611,625	$34.30
Granted	—	$—	—	$—
Exercised	5,000	$28.00	—	$—
Forfeited	28,750	$35.23	—	$—
Outstanding, end of period	533,500	$34.22	611,625	$34.30
Exercisable, end of period	431,000	$34.57	379,750	$34.16
Weighted average fair value of options granted (per share)		$—		$—

The total intrinsic value of stock options exercised was $8 and $nil for the six-month periods ended June 30, 2008 and 2007. The weighted average remaining contractual period as of June 30, 2008 was 5.8 years and 5.5 years for outstanding and exercisable options respectively. The aggregate intrinsic value as of June 30, 2008 was $115 and $115 for outstanding and exercisable options respectively.

There were no options granted during the six months ended June 30, 2008 and 2007 and, as noted above, the Option Plan was terminated on February 20, 2007. The fair value of options are estimated using the Black–Scholes option pricing model, using an assumed risk–free interest rate, an expected dividend yield, an expected life, an expected volatility and a forfeiture rate.

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

Range of exercise price	Outstanding at June 30, 2008	Weighted average contractual period in Years	Weighted average exercise price /$	Exercisable at June 30, 2008	Weighted average exercise price /$
$13-19	6,000	1.50	15.38	6,000	15.38
$19-25	10,000	1.70	21.73	10,000	21.73
$25-31	206,250	6.22	27.95	136,250	27.95
$31-37	62,500	4.50	31.54	62,500	31.54
$37-43	118,750	5.50	38.90	118,750	38.90
$43-49	130,000	6.50	43.03	97,500	43.03

Total	533,500			431,000

As of June 30, 2008, there was $3,378 of total unrecognized compensation cost related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.57 years.

4.	BANK LOAN

On June 12, 2008 the Company borrowed $150,000 under one of its revolving loan facilities in order to partially fund its share repurchase program. The loan is unsecured and the interest rate resets at intervals of either 1, 3, or 6 months at the Company’s pre-selection and is based on LIBOR plus a spread based on the Company’s current debt rating. The repayment date of the loan is September 12, 2008. As of June 30, 2008, $150,000 remains outstanding on this loan at a 3.3125% (on an annual basis) interest rate until the next reset date of September 10, 2008. Interest expense in connection with this loan was $262 for the period ended June 30, 2008.

5.	NEW ACCOUNTING PRONOUNCEMENTS:

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement 133”. This Statement changes required disclosures for derivatives and hedging activities, including enhanced disclosures regarding (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS 161 requires: disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation; disclosure of the fair values of derivative instruments and their gains and losses in a tabular format; disclosure of information about credit-risk-related contingent features; and cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed. The statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 is not expected to have any material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS 162 “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of generally accepted accounting principles and provides a framework, or hierarchy, for selecting the principles to be used in preparing U.S. GAAP financial statements for nongovernmental entities. This Statement makes the GAAP hierarchy explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers’ responsibilities for selecting the accounting principles for their financial statements. The hierarchy of authoritative accounting guidance is not expected to change current practice but is expected to facilitate the FASB’s plan to designate as authoritative its forthcoming codification of accounting standards. This Statement is effective 60 days following the SEC’s approval of the PCAOB’s related amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”, to remove the GAAP hierarchy from its auditing standards.

In May 2008, the FASB also issued SFAS 163 “Accounting for Financial Guarantee Insurance Contracts – an Interpretation of FASB Statement No. 60”. SFAS 163 prescribes the accounting for premium revenue and claims liabilities by insurers of financial obligations, and requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 applies to financial guarantee insurance and reinsurance contracts issued by insurers subject to SFAS 60, “Accounting and Reporting by Insurance Enterprises”. The Statement does not apply to insurance contracts that are similar to financial guarantee insurance contracts such as mortgage guaranty or trade-receivable insurance, financial guarantee contracts issued by noninsurance entities, or financial guarantee contracts that are derivative instruments within the scope of SFAS 133. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, except for certain disclosure requirements about the risk-management activities of the insurance enterprise that are effective for the first quarter beginning after the Statement was issued. Except for those disclosures, early application is prohibited. SFAS 163 is not expected to have an effect on the Company as it does not enter into financial guarantee contracts.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of operations and financial position of IPC Holdings, Ltd. References to “we”, “our”, “IPC”, or “the Company” mean IPC Holdings together with its wholly-owned subsidiaries, IPCRe and IPCUSL. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes for the quarter ended June 30, 2008.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 to our audited financial statements for the fiscal year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2008. The following is a summary of the accounting policies for the three main components of our consolidated balance sheet and consolidated statements of income: premiums, losses (claims), including reserves and investments/investment income.

Premiums

Premiums are recorded as written at the beginning of each policy, based upon information received from ceding companies and their brokers, and are earned on a pro rata basis over the policy period. For excess of loss contracts, the amount of deposit premium is contractually documented at inception, and management uses this as its best estimate for accounting for these premiums. Premiums may be adjusted upwards or downwards as a result of changes in the cedant’s actual exposure base and the original estimates thereof, although most contracts do provide for a minimum premium in the contract terms. We refer to such changes in premiums as adjustment premiums. For proportional treaties, the amount of premium is normally estimated at inception using data provided by the ceding company. We account for such premium using our initial estimates, which are reviewed regularly for reasonableness by management with respect to the actual premium reported by the ceding company. At June 30, 2008 the amount of premium accrued resulting from management’s estimates for proportional treaties was 4.8% of total gross premiums written for the six months then ended. Reinstatement premiums are recognized and accrued at the time we incur a loss and where coverage of the original contract is reinstated under pre-defined contract terms, and are earned pro rata over the reinstated coverage period. Such accruals are based upon actual contractual terms (including the associated rates on line—i.e. price) applied to the amount of loss reserves expected to be paid, and the only element of management judgement involved is with respect to the amount of loss reserves as described below. The amount accrued at June 30, 2008 for estimated reinstatement premiums on Reported But Not Enough loss reserves (“RBNE”) and Incurred But Not Reported (“IBNR”) loss reserves, as described below, was $9.8 million.

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

We establish reserves based upon estimates of losses incurred by the ceding companies, including reserves where we believe that the ultimate loss amount is greater than that reported to us by the ceding company. These reserves, which provide for development on reported losses, are also known as RBNE reserves. We also establish reserves for losses incurred as a result of an event known but not reported to us. These IBNR reserves, together with RBNE reserves, are established for both catastrophe and other losses. To estimate the portion of losses and loss adjustment expenses relating to these claims for the year, we review our portfolio of business to determine where the potential for loss may exist. Industry loss data, as well as actual experience, knowledge of the business written by us and general market trends in the reinsurance industry, are considered. Since 1993, we have contracted AIR Worldwide Corporation for the use of their proprietary models - currently CATRADER® - as part of our modeling approach. These computer-based loss modeling systems utilize A.M. Best’s data and direct exposure information obtained from our clients. We may also use CATRADER® to measure and estimate loss exposure under the actual event scenario, if available. The sum of the individual estimates derived from the above methodology provides us with an overall estimate of the loss reserves for IPC as a whole. Our reserving methodology uses a process that calculates a point estimate, as opposed to a methodology that develops a range of estimates.

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

IPC’s controls in place require that claim payments and reserves must be authorized by an underwriter upon processing. Large claims must also be approved by senior management prior to a claims payment being made. While we have the right to audit client data, most of our claims result from events that are well known such as hurricanes or earthquakes, and in assessing the reasonableness of reported claims, our claims processors and underwriters ask follow-up questions as necessary. Since 2007, we also undertake a verification process of the completeness of our loss reserves, including the circularization of a number of our brokers. We also cross reference and verify amounts requested as collateral by ceding companies, in comparison to amounts previously reported to us.

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

To illustrate the potential variability of estimates for individual catastrophe losses, the following table outlines the percent changes from IPC’s first reported estimates for certain specific catastrophes, over specified time horizons:

	Percentage increase of development from initial report
	After 6 months	After 1 year	After 2 years	After 3 years	Latest / Final %	Total Development – initial report to latest $ (000)
Cyclones Lothar/Martin	61%	66%	71%	73%	69%	24,100
Cat # 48 (WTC)	6%	7%	9%	9%	4%	4,500
2004 Florida hurricanes	113%	137%	145%	144%	148%	120,500
Hurricane Katrina	1.5%	1.6%	-0.4%		-1.6%	(12,500)

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

At June 30, 2008 management’s estimates for IBNR/RBNE represented 47% of total loss reserves. The majority of the estimate relates to reserves for claims from hurricane Katrina that affected various parts of Gulf coast states in August 2005, the storm and flooding that affected parts of New South Wales, Australia in early June 2007, and the flooding events that affected various parts of the United Kingdom in June and July 2007. As discussed above, our reserve estimates are not mathematically or formulaically derived from factors such as numbers of claims or demand surge impact. If our estimate of IBNR/RBNE loss reserves at June 30, 2008 was inaccurate by a factor of 10%, our results of operations would be impacted by a positive or negative movement of $14.3 million. If our total reserve for losses at June 30, 2008 was inaccurate by a factor of 10%, our incurred losses would be impacted by $30.6 million, which represents 2% of shareholders’ equity at June 30, 2008. In accordance with IPCRe’s registration under the Bermuda Insurance Act 1978 and Related Regulations (the “Insurance Act”), our loss reserves are certified annually by an independent loss reserve specialist.

Investments

In accordance with our investment guidelines, our investments consist of high-grade marketable fixed maturity investments, certain equity investments in mutual funds and may potentially also consist of collateralized mortgage obligations guaranteed by U.S. Government sponsored entities or non-guaranteed highly rated mortgage-backed securities. In accordance with our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” on January 1, 2007 the investments are now reported as “Trading” under SFAS 115. Simultaneous to the adoption of SFAS No 159 we also adopted SFAS No. 157, “Fair Value Measurements” regarding fair value measurements, which required all unrealized gains and losses in our investment portfolio to be reclassified from accumulated other comprehensive income within shareholders’ equity on our consolidated balance sheets to retained earnings as of January 1, 2007. This cumulative-effect adjustment reclassifying unrealized gains and losses was $128.0 million, which represented the difference between the cost or amortized cost of our investments and the fair value of those investments at December 31, 2006.

With the investments now being classified as “Trading” all subsequent changes to the fair value of our investment portfolio are recorded as net gains (losses) on investments in our consolidated statements of income (loss).

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

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The following table shows how our investments are categorized.

	Fair Value Measurement at June 30, 2008 using:
Description	Fair Value Measurements at June 30, 2008 ($ in thousands)	Quoted Prices in Active Markets (Level 1) ($ in thousands)	Significant Other Observable Inputs (Level 2) ($ in thousands)
Fixed maturity investments	1,826,152	—	1,826,152
Equity investments	470,491	—	470,491

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

Equity investments in mutual funds are stated at fair value as determined by the most recently advised net asset value as advised by the fund. Three funds have daily reported net asset values – with the funds’ holdings predominantly in publicly quoted securities – and one fund has a monthly reported net asset value – where the fund’s holdings can be in various publicly quoted and unquoted investments with observable inputs. Due to the funds’ values being net asset values, with no significant lock ups, and not publicly quoted prices, we are classifying them as Level 2. Because AIG Select Hedge Fund (“Select Hedge”) invests in 30-40 underlying third party funds, there is a one-month delay in its valuation. As a result, the most recently advised net asset value (“NAV”) of Select Hedge included in our financial statements at the end of each quarter is based upon the NAVs of the underlying funds at the end of the preceding month. Any movement in the NAVs of the funds in the last month of the quarter are recorded in the following reporting period. Such movements may be significant.

Realized gains and losses on sales of investments continue to be determined on a first-in, first-out basis. Net investment income includes interest income on fixed maturity investments, recorded when earned, dividend income on equity investments, recorded when declared, and the amortization of premiums and discounts on investments.

At June 30, 2008 we did not hold any fixed maturity securities that were not investment grade or not rated.

RESULTS OF OPERATIONS, QUARTERS ENDED JUNE 30, 2008 AND 2007

Our net income for the quarter ended June 30, 2008 was $47.5 million, compared to $28.0 million for the quarter ended June 30, 2007. The primary reason for the increase in net income is the significant decrease in incurred losses from $87.2 million in the second quarter of 2007 to $(6.4) million in the second quarter of 2008. The decrease in net incurred losses was offset by a loss on investments of $(50.9) million, and reduced earned premiums in the second quarter of 2008 compared to the second quarter of 2007, details of which are discussed below.

In the quarter ended June 30, 2008, we wrote gross premiums of $105.2 million, compared to $109.3 million in the second quarter of 2007. Premiums in respect of new business totaled $18.9 million; however premiums from existing business were approximately $3.4 million less in the second quarter of 2008 in comparison to the second quarter of 2007, mostly due to program re-structuring, including changes in client retentions and pricing. In addition, business that was not renewed because of unsatisfactory terms and conditions, or because the cedant did not purchase the protection, totalled approximately $11.5 million. There was also a $7.5 million reduction in reinstatement premiums in the second quarter of 2008 compared to the second quarter of 2007, due to the lower level of incurred losses in the current year. Excess of loss premium adjustments, which are adjustments generally arising from differences between cedants’ actual exposure base and original estimates thereof, were $0.5 million less in the second quarter of 2008 in comparison to the second quarter of 2007.

In the second quarter of 2008, we ceded $2.8 million of premiums to our retrocessional facilities, compared with $7.1 million for the quarter ended June 30, 2007. The actual contracts ceded are at IPC’s underwriters’ judgement in optimizing the risk profile of the portfolio, which can cause premiums ceded to vary as a proportion of our gross writings, from quarter to quarter. In addition, our Property Catastrophe Excess of Loss retrocessional facility was not renewed at January 1, 2008, and there was less participation by retrocessionaires in our proportional reinsurance facility.

Net premiums earned in the quarter ended June 30, 2008 were $84.9 million, compared to $98.8 million in the second quarter of 2007. This reduction is primarily due to the reduction in written premiums, both in the quarter and during the past twelve months, as well as the reduction in reinstatement premiums as a result of decreased loss activity in the period.

We earned net investment income of $23.4 million in the quarter ended June 30, 2008, compared to $31.9 million in the second quarter of 2007. In the second quarter of 2007 we received dividends of $6.7 million from our investment in a fund of hedge funds, whereas we did not receive any dividends from this investment in the second quarter of 2008. In addition, the overall yield from the fixed income portfolio continues to be approximately 20 basis points less during 2008, compared to 2007.

We recognized a net loss of $(50.9) million from investments in the quarter ended June 30, 2008, compared to a net gain of $1.9 million in the second quarter of 2007. As discussed in the accompanying notes to our financial statements, effective January 1, 2007 we early-adopted SFAS 159, the Fair Value Option for Financial Assets and Financial Liabilities, with respect to our investment portfolio. Accordingly, all changes to the fair value of our investment portfolio are recorded as net (losses) gains on investments in our consolidated statements of income. In the second quarter of 2008, net losses from fixed maturity securities were $(50.1) million, and net losses from our equity investments were $(0.8) million. The significant loss from the portfolio of fixed maturity securities reflects changes in yields from government securities, which were very volatile during the second quarter of 2008, as well as changes in the credit spreads over government yields, which were also very volatile during the same period.

In the quarter ended June 30, 2008, our incurred net losses and loss adjustment expenses were $(6.4) million, compared to incurred net losses of $87.2 million in the second quarter of 2007. Losses in the second quarter of 2008 included $13.8 million from events in 2008, including the flooding in Iowa in June, tornadoes that affected the mid-West United States in May and minor increases to events that occurred in the first quarter of this year. This was more than offset by reductions to our estimates of net ultimate losses for a number of prior year events, predominantly 2007, totaling $20.7 million. The reductions to our estimates of ultimate net losses for these events followed the continuing flow of information from our clients and brokers in the affected areas, together with our own internal review and analysis. In the second quarter of 2007, our incurred losses included $62.6 million for the flooding that impacted parts of northern England and $50.1 million for the storm and subsequent flooding that affected parts of New South Wales, Australia, both of which took place in June of that year. These amounts were offset in part by reductions to our estimates of net ultimate losses for a number of prior year events, totalling $26.0 million.

Our net acquisition costs, which are primarily commissions and fees paid to brokers for the production of business, were $8.4 million for the quarter ended June 30, 2008, compared to $10.4 million in the second quarter of 2007. These costs have decreased as a result of the decrease in earned premiums in 2008, as well as a reduction in the component of profit commission expense on proportional business compared to the corresponding quarter in 2007. General and administrative expenses were $6.6 million in the quarter ended June 30, 2008, compared to $6.8 million in the second quarter of 2007.

RESULTS OF OPERATIONS, SIX MONTHS ENDED JUNE 30, 2008 AND 2007

Our net income for the six months ended June 30, 2008 was $134.3 million, compared to $105.2 million for the corresponding period of 2007. The primary reason for the increase in net income is the decrease in incurred losses from $140.2 million in the first six months of 2007 to $(1.1) million in the first six months of 2008. The decrease in net incurred losses was offset by the net loss of $(56.9) million from investments in the first six months of 2008, compared to a net gain of $10.5 million in the corresponding period in 2007, reduced earned premiums in the first six months of 2008 compared to the corresponding period of 2007 and decreased investment income, details of which are discussed below.

For the six months ended June 30, 2008, we wrote gross premiums of $303.0 million, compared to $345.5 million for the corresponding period of 2007. The effect of changes to business written for existing clients, including pricing, changes to program structure and/or renewal dates, as well as changes to foreign exchange rates, was a decrease of $42.3 million. Business that was not renewed in the six months ended June 30, 2008 totalled $28.1 million, which was more than offset by new business totaling $41.6 million during the same period. Excess of loss premium adjustments were $2.2 million less in the first six months of 2008 compared to the corresponding period of 2007, while reinstatement premiums were $11.4 million less in the first six months of 2008 in comparison with the first six months of 2007, due to the reduced level of incurred losses in the period.

In the six months ended June 30, 2008, we ceded $4.8 million to our retrocessional facilities, compared to $14.7 million ceded in the first six months of 2007. The reasons for this decrease are as noted above.

Net premiums earned in the six months ended June 30, 2008 were $174.6 million, compared to $203.5 million in the first six months of 2007, a decrease of 14%, which was mostly due to a reduction of written premiums of 14% during the past twelve months, including the impact of decreased reinstatement premiums.

Net investment income was $47.3 million in the six months ended June 30, 2008, compared to $65.0 million in the corresponding period in 2007. During the first six months of 2007, we had received dividends of $14.6 million from the investments noted above, whereas we did not receive any dividends from these investments in the six months ended June 30, 2008. In addition, the overall yield from the fixed income portfolio is approximately 20 basis points less during 2008, compared to 2007.

For the reasons noted above in respect of the quarter ended June 30, 2008, we recognized a net loss of $(56.9) million from investments in the six months ended June 30, 2008, compared to a net gain of $10.5 million in the corresponding period of 2007. The net loss in the first six months of 2008 was comprised $(14.4) million from fixed maturity investments and $(42.5) million from equities. In January 2008 we sold $120 million of our investments in three equity funds, as part of our efforts to reduce the potential volatility arising from global equity markets.

In the six months ended June 30, 2008, our incurred net losses and loss adjustment expenses were $(1.1) million, compared to $140.2 million in the first six months of 2007. Net incurred losses in the first six months of 2008 included $28.3 million from events in 2008, primarily the Alon Refinery explosion in Texas, a storm that affected Queensland, Australia, windstorm Emma that affected parts of Europe and the flooding that impacted Iowa in June 2008. These losses were more than offset by reductions to our estimates of ultimate losses for prior year events, predominantly in 2007, totaling $30.4 million. In the first six months of 2007, our incurred losses included $46.0 million for windstorm Kyrill, $62.6 million for the flooding that impacted parts of northern England and $50.1 million for the storm and subsequent flooding that affected parts of New South Wales, Australia, both of which took place in June of that year. These losses were also offset in part by reductions to our estimates of ultimate losses for prior year events.

In the six months ended June 30, 2008 our net acquisition costs were $17.1 million, compared to $20.6 million for the corresponding period of 2007. These costs have decreased as a result of the decrease in earned premiums in 2008. In the first six months of 2008, our general and administrative expenses were $13.7 million, compared to $14.0 million in the corresponding period of 2007.

LIQUIDITY AND CAPITAL RESOURCES

IPC Holdings is a holding company that conducts no reinsurance operations of its own. Its cash flows are limited to distributions from IPCRe and IPCUSL by way of loans or dividends. Under the Insurance Act, IPCRe is required to maintain a solvency margin and a minimum liquidity ratio, and is prohibited from declaring or paying dividends if to do so would cause IPCRe to fail to meet its solvency margin and its minimum liquidity ratio. Under the Insurance Act, IPCRe is prohibited from paying dividends of more than 25% of its total statutory capital and surplus at the end of the previous fiscal year unless it files an affidavit stating that the declaration of such dividends has not caused IPCRe to fail to meet its solvency margin and minimum liquidity ratio. The Insurance Act also prohibits IPCRe from declaring or paying any dividend without the approval of the Supervisor of Insurance of Bermuda if IPCRe failed to meet its solvency margin and minimum liquidity ratio on the last day of the previous fiscal year. In addition, IPCRe is prohibited under the Insurance Act from reducing its opening total statutory capital by more than 15% without the approval of the Authority. The maximum dividend payable by IPCRe in accordance with the foregoing restrictions as of June 30, 2008 was $525.5 million.

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

Net cash inflows from operating activities in the six months ended June 30, 2008 were $122.6 million compared to $72.4 million in the corresponding period of 2007. This increase is primarily the result of a decrease in net paid losses which was $80.2 million in the six months ended June 30, 2008 compared to $177.6 million in the corresponding period of 2007.

Net cash inflows from investing activities in the six months ended June 30, 2008 were $80.4 million compared to net cash inflows of $9.1 million in the corresponding period of 2007. This increase is primarily the result of an increase in sales and maturities of fixed maturity and equity investments, aggregating $799.5 million in the six months ended June 30, 2008 compared to $640.4 million in the corresponding period of 2007. This was to some degree offset by an increase in the purchases of fixed maturity and equity investments of $719.6 million in the six months ended June 30, 2008 compared to $631.2 million in the corresponding period of 2007. Net cash outflows from financing activities in the six months ended June 30, 2008 were $95.4 million compared to $134.0 million in the corresponding period of 2007. This resulted from the Company’s repurchase of $212.8 million of its common shares in the first six months of 2008 together with the payment of dividends of $32.6 million, which were partially financed by a drawdown on the Company’s credit agreement of $150 million. Cash and cash equivalents increased by $107.6 million in the six months ended June 30, 2008, resulting in a balance of $147.1 million at June 30, 2008.

With the exception of cash holdings, our funds are primarily invested in fixed maturity securities, the fair value of which is subject to fluctuation depending on changes in prevailing interest rates, sector credit and liquidity issues and individual issuer credit ratings, and investments in mutual funds, being three equity-type funds and a fund of hedge funds. Our portfolio may include fixed maturity securities that are collateralized mortgage obligations guaranteed by U.S. Government sponsored entities or non-guaranteed highly rated mortgage-backed securities. Our investment portfolio does not currently include direct investments in options, warrants, swaps, collars or similar derivative instruments, although such instruments may be included within the underlying investments of our fund of hedge funds. Our investment policy guidelines provide that financial futures and options and foreign exchange contracts may not be used in a speculative manner, but may be used, subject to certain numerical limits, only as part of a defensive strategy to protect the market value of the portfolio.

At June 30, 2008, 53% of IPC’s fixed maturity investment portfolio (based on fair value) was held in securities rated AAA, and 32% was held in securities rated AA. At December 31, 2007 the proportions of securities so rated were 59% and 24%, respectively. At June 30, 2008 the average modified duration of IPC’s fixed maturity portfolio was 3.1 years, compared to 3.5 years at December 31, 2007. We believe that because of the relatively short duration and high quality of IPC’s investment portfolio, we have sufficient liquidity to meet IPC’s ongoing commitments.

Ratings are an important factor in establishing the competitive position of reinsurance companies. IPCRe and IPCRe Europe have an insurer financial strength rating of “A (Excellent; 3rd of 15 categories)” from A.M. Best and are rated “A- (Strong; 7th of 18 categories)” for financial strength and counter-party credit by Standard & Poor’s (“S & P”). A.M. Best and S & P ratings reflect their opinions of a reinsurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders, but are not evaluations directed to investors in our securities and are not recommendations to buy, sell or hold our securities. Our ratings are subject to periodic review by A.M. Best and S & P, and we cannot assure you that we will be able to retain these ratings. Prior to October 2005, both A.M. Best and S & P had given IPCRe and IPCRe Europe insurer financial strength ratings of A+. In November 2005, both rating agencies lowered the ratings to their current levels as a result of the impact on our net income and shareholders’ equity resulting from the devastation brought by hurricanes Katrina and Rita, and S & P ascribed a “Negative” outlook. In April 2007, S & P further lowered our rating predominantly as a result of a reassessment of our mono-line business model even though that model has remained relatively unchanged since our inception. S & P then improved the outlook to “Stable”. In November 2007, A.M. Best affirmed our A rating, but lowered the outlook to “Negative”. If these ratings are reduced further from their current levels by A.M. Best and/or S & P, our competitive position in the insurance industry could suffer and it may be more difficult for us to market our products. A significant downgrade to a rating below A- by A.M. Best or S & P could trigger provisions allowing some cedants to opt to cancel their reinsurance contracts with us and could result in a significant loss of business as ceding companies move to reinsurers with higher ratings.

IPCRe is not a licensed insurer in the United States and therefore, under the terms of most of its contracts with U.S.-based companies, must provide security to reinsureds to cover unpaid liabilities in a form acceptable to state insurance commissioners. Typically, this type of security takes the form of a letter of credit issued by an acceptable bank, the establishment of a trust, or a cash advance. Currently IPCRe obtains letters of credit through a commercial bank pursuant to a bilateral facility in the amount of $350 million as well as through the $250 million senior secured syndicated facility discussed below. In turn, IPCRe provides the banks security by giving them liens over certain of IPCRe’s investments in an amount not to exceed 118% of the aggregate letters of credit outstanding. As of June 30, 2008 and December 31, 2007, there were outstanding letters of credit of $131.1 million and $183.3 million, respectively. The majority of the amount at the end of June 30, 2008 was due to the requirements of our clients as a result of claims arising from hurricanes Katrina, Rita and Wilma. If we were unable to obtain the necessary credit, IPCRe could be limited in its ability to write business for our clients in the United States. The total amount of security required by the banks under the facilities at June 30, 2008 and December 31, 2007 was $153.2 million and $214.8 million, respectively. Effective April 13, 2006 IPC entered into a five-year, $500 million credit agreement with a syndicate of lenders. The credit agreement consists of a $250 million senior unsecured credit facility available for revolving borrowings and letters of credit, and a $250 million senior secured credit facility available for letters of credit. The revolving line of credit is available for the working capital, liquidity and general corporate requirements of the Company and its subsidiaries. Total letter of credit capacity available to IPC is at least $600 million. Under the terms of the $500 million credit agreement, IPC is permitted to declare and pay dividends provided there are no defaults of covenants or unmatured defaults pending. One of the significant covenants of the facility requires IPC to maintain a minimum net worth (shareholders’ equity) of $1 billion, plus 25% of any positive net income for each fiscal year, beginning with the fiscal year ending December 31, 2006, plus 25% of the net proceeds of any equity issuance or other capital contributions. As of June 30, 2008 the maximum dividend payable by IPC Holdings under the terms of the facility was $751.5 million. As of the date of this report we are in compliance with all terms and covenants thereof.

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

Our investment manager performed a VaR analysis to estimate the maximum potential loss of fair value for each segment of market risk, as of June 30, 2008 and 2007 and for the intervening quarterly points. The analysis calculated the VaR with respect to the net fair value of our invested assets (cash and cash equivalents, equity and high-grade fixed maturity securities) using the historical simulation methodology. At June 30, 2008 the VaR of IPCRe’s investment portfolio was $23.8 million, which represents a 95th percentile value change over a one-month time horizon. This result was obtained through historical simulation using approximately 750 days (3 years) of historical interest rate and equity market data. As of June 30, 2008 the VaR of IPCRe’s investment portfolio represented 1% of the total fair value of the investment portfolio.

The following table presents the VaR of each component of market risk of IPCRe’s investment portfolio as of the beginning, quarterly and ending points for the twelve months ended June 30, 2008, and the average thereof (expressed in thousands of U.S. dollars):

Market Risk	At June 30, 2008	At March 31, 2008	At December 31, 2007	At September 30, 2007	At June 30, 2007	Average for 12 months ended June 30, 2008
Currency	$1,316	$1,416	$2,324	$2,508	$2,669	$2,046
Interest Rate	23,104	16,871	19,956	22,889	25,917	21,748
Equity (incl. hedge fund)	19,862	18,140	24,782	21,509	20,023	20,863

Sum of Risk	44,282	36,427	47,062	46,906	48,609	44,657
Diversification Benefit	(20,433)	(18,704)	(22,119)	(18,913)	(19,330)	(19,900)

Total Net Risk	$23,849	$17,723	$24,943	$27,993	$29,279	$24,757

From December 31, 2007 to June 30, 2008, equity VaR decreased due to the sale of parts of our equity portfolio and subsequent decrease in the fair value of our equity positions. However, this was partly reversed by the recent volatility in the equity markets, predominantly in the United States. In addition, following the initial decrease in interest rate VaR primarily due to a reduction in the level of interest rates in the United States, interest rate VaR increased significantly in the second quarter of 2008 as a result of an increase in the level of yields as well as the volatility thereof. Exchange rate VaR has decreased due to the decrease in the market value of foreign currency denominated positions. IPCRe’s premiums receivable and liabilities for losses from reinsurance contracts it has written are also exposed to the risk of changes in value resulting from fluctuations in foreign currency exchange rates. To an extent, the impact on loss reserves of a movement in an exchange rate, will be partly offset by the impact on assets (receivables and cash/investments) denominated in the same currency. As of June 30, 2008 an estimated $79 million (December 31, 2007—$29 million) of net reinsurance premiums receivable, funds withheld and cash, and an estimated $85.2 million (December 31, 2007—$142 million) of net loss reserves, were denominated in non-U.S. currencies. The currencies to which IPC has the most net exposure are U.K. sterling, the Australian dollar and Japanese Yen. If the dollar weakened 10% against U.K. sterling and the Australian dollar, our net adverse exchange exposure would be approximately $1.4 million and $1.1 million respectively. If the dollar strengthened 10% against the Yen, our net adverse exchange exposure would be approximately $0.8 million.

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

Note on Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition, including, but not limited to, expectations regarding market cycles, market conditions, the impact of current market conditions and trends on future periods, the impact of our business strategy on our results, trends in pricing and claims and the insurance and reinsurance market response to catastrophic events. Some forward-looking statements may be identified by our use of terms such as “believes”, “anticipates”, “intends”, “expects” or other words of similar import and relate to our plans and objectives for future operations. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. We do not intend, and are under no obligation, to update any forward-looking statement contained in this report. The largest single factors in our results have been and will continue to be the severity and/or frequency of catastrophic events, which are inherently unpredictable. Numerous factors could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to, the following: (i) the occurrence of natural or man-made catastrophic events with a frequency or severity exceeding our expectations; (ii) the adequacy of our loss reserves and the need to adjust such reserves as claims develop over time; (iii) any lowering or loss of one of the financial ratings of IPC Holdings’ wholly-owned subsidiary(ies), IPCRe Limited (“IPCRe”) and/or IPCRe Europe; (iv) a decrease in the level of demand for property catastrophe reinsurance, or increased competition owing to increased capacity of reinsurers offering property catastrophe coverage; (v) the effect of competition on market trends and pricing; (vi) loss of our non-admitted status in U.S. jurisdictions or the passage of federal or state legislation subjecting us to supervision or regulation in the United States; (vii) challenges by insurance regulators in the United States to our claim of exemption from insurance regulation under current laws; (viii) a contention by the United States Internal Revenue Service that we are engaged in the conduct of a trade or business within the United States; (ix) loss of services of any one of our executive officers; (x) changes in interest rates and/or equity values in the United States and elsewhere; or (xi) changes in exchange rates and greater than expected currency exposure.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously described in Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission (“SEC”) on February 22, 2008.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid per Share /$	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum Dollar value of Shares that may yet be Purchased under the Program / 000s U.S. $
January 1-31, 2008	—	—	—	11,301
February 1-29, 2008	—	—	—	311,301
March 1-31, 2008	1,789,946	$27.61	1,789,946	261,834
April 1-30, 2008	2,151,028	$28.75	2,151,028	200,000
May 1-31, 2008	1,746,498	$29.20	1,746,498	149,002
June 1-30, 2008	1,769,274	$28.52	1,769,274	98,548
Total	7,456,746	$28.53	7,456,746

On April 24, 2007, the Company announced that its Board of Directors had authorized a share repurchase of up to $200 million of the Company’s common shares. Such repurchases were to be conducted by means of open market repurchases, privately negotiated transactions (including accelerated share repurchase plans or use of a forward contract to repurchase shares) or otherwise, at prices that are prevailing market prices and in accordance with applicable securities laws. The expiration date of the program was May 1, 2008. As of December 31, 2007, we had $11.3 million remaining under our authorized share repurchase program. On February 14, 2008, the Board of Directors authorized a share repurchase of up to $300 million of the Company’s common shares. The authorization ends on April 1, 2009. As of June 30, 2008, we had $98.5 million remaining under our authorized share repurchase programs.

Item 3.	Defaults upon Senior Securities

NONE

Item 4.	Submission of Matters to a Vote of Security Holders

On June 20, 2008 the Annual General Meeting of shareholders was held. At the meeting, shareholders were asked to vote upon the resolutions set forth below. The following tabulation indicates the number of shares for or against, or withheld, or abstaining with respect to each resolution after giving affect to the voting limitations contained in the Company’s Bye-laws:

i) electing the following persons as directors to hold office until the Company’s next Annual General Meeting or until their successors are elected or appointed or their offices are otherwise vacated:

	FOR	WITHHELD
Kenneth L. Hammond	49,984,664	606,090
James P. Bryce	50,063,552	527,202
Mark R. Bridges	50,022,381	568,373
Peter S. Christie	49,996,286	594,468
L. Anthony Joaquin	50,064,727	526,027
Antony P.D. Lancaster	50,044,303	546,451

ii) authorizing the Board of Directors to fill vacancies in their number not filled at a general meeting or arising as a result of an increase in the size of the Board:

FOR	AGAINST	ABSTAIN
50,178,574	338,618	73,562

iii) re-appointing KPMG as the Company’s independent auditors until the close of the Company’s next Annual General Meeting and authorizing the Audit Committee to set the compensation of such independent auditors:

FOR	AGAINST	ABSTAIN
50,472,670	103,914	14,170

iv) approving the revised Plan of Remuneration for the Board of Directors:

FOR	AGAINST	ABSTAIN
50,027,427	521,879	41,448

Item 5.	Other Information

NONE

Item 6.	Exhibits.

(a) Exhibits

Exhibit Number	Method of Filing	Description

3.1	(2)	Memorandum of Association of the Company

3.2	(4)	Amended and Restated Bye-Laws of the Company

3.3	(2)	Form of Memorandum of Increase of Share Capital

11.1	(1)	Reconciliation of basic and diluted net income per common share (“EPS”)

12.1	(1)	Statement of Computation of Ratios of Earnings to Fixed Charges

31.1	(1)	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	(1)	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	(3)	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	(3)	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed herewith

(2)	Incorporated by reference to the corresponding exhibit on our Registration Statement on Form S-1 (No. 333-00088).

(3)	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (sub-sections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), and are not being filed as exhibits to this report.

(4)	Incorporated by reference to the corresponding exhibit to our quarterly report on Form 10-Q for the quarter ended June 30, 2007 filed on July 30, 2007 (File no. 0-27662).

IPC HOLDINGS, LTD.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPC Holdings, Ltd.
(Registrant)

Date July 29, 2008	/s/ James P. Bryce
James P. Bryce
President and Chief Executive Officer

Date July 29, 2008	/s/ John R. Weale
John R. Weale
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Method of Filing	Description

3.1	(2)	Memorandum of Association of the Company

3.2	(4)	Amended and Restated Bye-Laws of the Company

3.3	(2)	Form of Memorandum of Increase of Share Capital

11.1	(1)	Reconciliation of basic and diluted net income per common share (“EPS”)

12.1	(1)	Statement of Computation of Ratios of Earnings to Fixed Charges

31.1	(1)	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	(1)	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	(3)	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	(3)	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed herewith

(2)	Incorporated by reference to the corresponding exhibit on our Registration Statement on Form S-1 (No. 333-00088).

(3)	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (sub-sections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), and are not being filed as exhibits to this report.

(4)	Incorporated by reference to the corresponding exhibit to our quarterly report on Form 10-Q for the quarter ended June 30, 2007 filed on July 30, 2007 (File no. 0-27662).