Form 10-Q
period 2008-09-30
IPC HOLDINGS LTD
filed 2008-11-03
CIK 909815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The number of outstanding common shares, par value U.S. $0.01 per share of IPC Holdings, Ltd., as of November 3, 2008 was 46,725,503.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of United States dollars, except for per share amounts)

	As of September 30, 2008	As of December 31, 2007
	(unaudited)
ASSETS:
Fixed maturity investments, at fair value (amortized cost 2008: $1,788,207; 2007: $1,756,532)	$1,753,202	$1,803,275
Equity investments, at fair value (cost 2008: $342,469 ; 2007: $485,205)	355,380	630,483
Cash and cash equivalents	205,540	39,486
Reinsurance premiums receivable	135,128	91,393
Deferred premiums ceded	2,328	2,578
Losses and loss adjustment expenses recoverable	5,347	17,497
Accrued investment income	26,369	30,369
Deferred acquisition costs	14,942	8,893
Prepaid expenses and other assets	4,646	3,717

TOTAL ASSETS	$2,502,882	$2,627,691

LIABILITIES:
Reserve for losses and loss adjustment expenses	$364,560	$395,245
Unearned premiums	145,482	75,980
Reinsurance premiums payable	1,049	4,677
Deferred fees and commissions	372	476
Accounts payable and accrued liabilities	23,277	25,568
Bank loan	150,000	—

TOTAL LIABILITIES	684,740	501,946

SHAREHOLDERS’ EQUITY:
Common shares outstanding, par value U.S. $0.01: 2008: 46,946,320; 2007: 57,626,395 shares	469	576
Preferred shares – Series A mandatory convertible preferred shares outstanding, par value U.S. $0.01: 2008: 9,000,000; 2007: 9,000,000	90	90
Additional paid-in capital	1,087,538	1,334,271
Retained earnings	730,926	791,689
Accumulated other comprehensive loss	(881)	(881)

TOTAL SHAREHOLDERS’ EQUITY	1,818,142	2,125,745

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,502,882	$2,627,691

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(Expressed in thousands of United States dollars, except for per share amounts)

	Quarter ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES:
Gross premiums written	$59,806	$43,386	$362,851	$388,888
Change in unearned premiums	54,978	58,227	(69,502)	(74,171)

Premiums earned	114,784	101,613	293,349	314,717

Reinsurance premiums ceded	(256)	(1,656)	(5,100)	(16,374)
Change in deferred premiums ceded	(1,121)	(2,570)	(250)	2,580

Premiums ceded	(1,377)	(4,226)	(5,350)	(13,794)

Net premiums earned	113,407	97,387	287,999	300,923
Net investment income	23,356	32,451	70,625	97,465
Net (losses) gains on investments	(108,541)	30,719	(165,450)	41,264
Other income	3	160	47	1,047

	28,225	160,717	193,221	440,699

EXPENSES:
Net losses and loss adjustment expenses	98,521	30,426	97,463	170,589
Net acquisition costs	10,109	9,817	27,227	30,402
General and administrative expenses	5,968	5,840	19,668	19,798
Interest expense	1,275	—	1,537	—
Net exchange (gain) loss	(135)	1,422	586	1,519

	115,738	47,505	146,481	222,308

NET (LOSS) INCOME	(87,513)	113,212	46,740	218,391
Dividends on preferred shares	4,282	4,329	12,846	12,893

Net (loss) income available to common shareholders	$(91,795)	$108,883	$33,894	$205,498

Basic net (loss) income per common share	$(1.93)	$1.80	$0.65	$3.29
Diluted net (loss) income per common share (1)	$(1.93)	$1.63	$0.65	$3.06
Weighted average number of common shares - basic	47,623,192	60,564,354	52,403,480	62,485,316
Weighted average number of common shares - diluted (1)	55,325,568	69,552,695	60,108,191	71,477,568

(1)	Anti-dilution provisions apply to 2008. There is no effect of options, stock-based compensation and convertible preferred shares because they are anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Expressed in thousands of United States dollars)

	Quarter ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET (LOSS) INCOME	$(87,513)	$113,212	$46,740	$218,391

Other comprehensive (loss) income:	—	—	—	—

COMPREHENSIVE (LOSS) INCOME	$(87,513)	$113,212	$46,740	$218,391

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Expressed in thousands of United States dollars, except per share amounts)

	As of	As of
	September 30, 2008	December 31, 2007
	(unaudited)
COMMON SHARES PAR VALUE $0.01:
Balance, beginning of year	$576	$637
Additional shares issued	1	1
Shares repurchased	(108)	(62)

Balance, end of period	$469	$576

PREFERRED SHARES PAR VALUE $0.01:
Balance, beginning of year	$90	$90
Additional shares issued	—	—

Balance, end of period	$90	$90

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	$1,334,271	$1,474,092
Shares issued	—	—
Reduction in paid-in capital on common share repurchase	(250,949)	(144,513)
Restricted shares and share units awarded	5,652	5,489
Net change in deferred compensation	(1,436)	(797)

Balance, end of period	$1,087,538	$1,334,271

RETAINED EARNINGS:
Balance, beginning of year	$791,689	$388,826
Cumulative-effect adjustment of adopting SFAS 159	—	127,996
Net income	46,740	385,412
Reduction on common share repurchase	(60,301)	(44,154)
Dividends paid and accrued	(47,202)	(66,391)

Balance, end of period	$730,926	$791,689

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance, beginning of year	$(881)	$127,310
Cumulative-effect adjustment of adopting SFAS 159	—	(127,996)
Other comprehensive loss	—	(195)

Balance, end of period	$(881)	$(881)

TOTAL SHAREHOLDERS’ EQUITY	$1,818,142	$2,125,745

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of United States dollars)

	Nine months ended September 30,
	2008	2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,740	$218,391
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of fixed maturity premiums (discounts), net	344	(3,042)
Net losses (gains) on investments	165,450	(41,264)
Stock compensation	4,159	4,067
Changes in:
Reinsurance premiums receivable	(43,735)	(35,969)
Deferred premiums ceded	250	(2,580)
Loss and loss adjustment expenses recoverable	12,150	(25,445)
Accrued investment income	4,000	1,569
Deferred acquisition costs	(6,049)	(7,564)
Prepaid expenses and other assets	(929)	(1,529)
Reserve for losses and loss adjustment expenses	(30,685)	(22,208)
Unearned premiums	69,502	74,171
Reinsurance premiums payable	(3,628)	2,055
Deferred fees and commissions	(104)	(284)
Accounts payable and accrued liabilities	(2,291)	(278)

Cash provided by operating activities	215,174	160,090

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed maturity investments	(1,377,370)	(871,344)
Proceeds from sale of fixed maturity investments	1,209,304	757,827
Proceeds from maturities of fixed maturity investments	146,000	90,425
Purchases of equity investments	(2,299)	(24,762)
Proceeds from sale of equity investments	183,748	—

Cash provided by (used in) investing activities	159,383	(47,854)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loan	150,000	—
Repurchases of common shares	(311,301)	(100,000)
Cash dividends paid to shareholders	(47,202)	(50,399)

Cash used in financing activities	(208,503)	(150,399)

Net increase (decrease) in cash and cash equivalents	166,054	(38,163)
Cash and cash equivalents, beginning of period	39,486	88,415

Cash and cash equivalents, end of period	$205,540	$50,252

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid totaled $1,269 and $nil for the nine months ended September 30, 2008 and 2007, respectively.

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except for per share amounts)

(unaudited)

1.	GENERAL:

The consolidated interim financial statements presented herein have been prepared on the basis of accounting principles generally accepted in the United States of America and include the accounts of IPC Holdings, Ltd. (the “Company”) and its wholly-owned subsidiaries, IPCRe Limited (“IPCRe”) and IPCRe Underwriting Services Limited (“IPCUSL” and, together with the Company and IPCRe, “IPC”) and IPCRe Europe Limited, which is a wholly-owned subsidiary of IPCRe. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the quarter and nine-month periods ended September 30, 2008 and 2007, respectively, the consolidated balance sheet as of September 30, 2008 and the consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007, respectively. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 22, 2008 and subsequent quarterly filings. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

On August 15, 2008 the Company paid a preferred dividend of $0.475781 per Series A Mandatory Convertible preferred share to preferred shareholders of record on August 1, 2008.

On September 19, 2008 the Company paid a common stock dividend of $0.22 per share, to shareholders of record on September 3, 2008.

On October 22, 2008 the Company declared the final preferred dividend of $0.475781 per Series A Mandatory Convertible preferred share, payable on November 15, 2008 to preferred shareholders of record on November 1, 2008.

On October 22, 2008 the Company declared a common stock dividend of $0.22 per share, to be paid on November 28, 2008 to shareholders of record on November 13, 2008.

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

On April 24, 2007, upon the recommendation of the Compensation Committee, the Board of Directors unanimously adopted and approved the IPC Holdings, Ltd. 2007 Incentive Plan (the “2007 Incentive Plan”). The 2007 Incentive Plan was subsequently approved by shareholders at the Company’s Annual General Meeting of shareholders, which was held on June 22, 2007. The 2007 Incentive Plan is designed to replace the terminated Option Plan and the terminated 2003 Stock Incentive Plan. Awards were made under the 2007 Incentive Plan in August 2007 and February 2008 consisting of restricted share units, restricted common shares and performance share units. The restricted share units, restricted common shares and performance share units are accounted for as equity instruments under Financial Accounting Standards Board (“FASB”) Statement No. 123 (Revised 2004) “Share-Based Payment” (“SFAS 123R”). The applicable performance metrics for performance share units are based on a combination of annual return on equity on an operating basis and relative total shareholder return as compared to the BSX Bermuda Insurance Index.

A summary of the status of outstanding awards under the Company’s Option Plan as of September 30, 2008 and 2007 and changes during the nine-month periods then ended is presented in the tables and narrative below.

	Nine months ended September 30,
	2008		2007
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding, beginning of period	567,250	$34.22	611,625	$34.30
Granted	—	$—	—	$—
Exercised	12,500	$28.00	—	$—
Forfeited	28,750	$35.23	—	$—
Outstanding, end of period	526,000	$34.31	611,625	$34.30
Exercisable, end of period	431,000	$34.57	379,750	$34.16
Weighted average fair value of options granted (per share)		$—		$—

The total intrinsic value of stock options exercised for the nine-month period ended September 30, 2008 was $37.5 (2007: $nil). The weighted average remaining contractual period as of September 30, 2008 was 5.5 years and 5.2 years for outstanding and exercisable options respectively. The aggregate intrinsic value as of September 30, 2008 was $623 and $485 for outstanding and exercisable options respectively.

There were no options granted during the nine months ended September 30, 2008, and as noted above, the Option Plan was terminated on February 20, 2007.

The following table summarizes certain stock option information at September 30, 2008:

Range of exercise price	Outstanding at September 30, 2008	Weighted average contractual period in years	Weighted average exercise price /$	Exercisable at September 30, 2008	Weighted average exercise price /$
$13-19	6,000	1.25	15.38	6,000	15.38
$19-25	10,000	1.45	21.73	10,000	21.73
$25-31	198,750	5.92	27.95	136,250	27.93
$31-37	62,500	4.25	31.54	62,500	31.54
$37-43	118,750	5.25	38.90	118,750	38.90
$43-49	130,000	6.25	43.03	97,500	43.03

Total	526,000			431,000

As of September 30, 2008, there was $8,298 of total unrecognized compensation cost related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.5 years.

4.	BANK LOAN:

On June 12, 2008 the Company borrowed $150,000 under its revolving loan facility in order to partially fund its share repurchase program. The loan is unsecured and the interest rate resets at intervals of either 1, 3, or 6 months at the Company’s pre-selection and is based on LIBOR plus a spread based on the Company’s current debt rating. The repayment date of the loan was September 12, 2008 and the Company filed a notice of continuation thereby resetting the repayment date to December 12, 2008. As of September 30, 2008, $150,000 remains outstanding on this loan at a rate of 3.375% (on an annual basis). Interest expense in connection with this loan was $1,537 for the nine-month period ended September 30, 2008.

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

In May 2008, the FASB issued SFAS 162 “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of generally accepted accounting principles and provides a framework, or hierarchy, for selecting the principles to be used in preparing U.S. GAAP financial statements for nongovernmental entities. This Statement makes the GAAP hierarchy explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers' responsibilities for selecting the accounting principles for their financial statements. The hierarchy of authoritative accounting guidance is not expected to change current practice but is expected to facilitate the FASB's plan to designate as authoritative its forthcoming codification of accounting standards. This Statement is effective 60 days following the SEC's approval of the PCAOB's related amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”, to remove the GAAP hierarchy from its auditing standards.

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

The following is a discussion of the results of operations and financial position of IPC Holdings, Ltd. References to “we”, “our”, “IPC”, or “the Company” mean IPC Holdings together with its wholly-owned subsidiaries, IPCRe and IPCUSL. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes for the quarter ended September 30, 2008.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 to our audited financial statements for the fiscal year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 22, 2008. The following is a summary of the accounting policies for the three main components of our consolidated balance sheet and consolidated statements of (loss) income: premiums, losses (claims), including reserves and investments/investment income.

Premiums

Premiums are recorded as written at the beginning of each policy, based upon information received from ceding companies and their brokers, and are earned on a pro rata basis over the policy period. For excess of loss contracts, the amount of deposit premium is contractually documented at inception, and management uses this as its best estimate for accounting for these premiums. Premiums may be adjusted upwards or downwards as a result of changes in the cedant’s actual exposure base and the original estimates thereof, although most contracts do provide for a minimum premium in the contract terms. We refer to such changes in premiums as adjustment premiums. For proportional treaties, the amount of premium is normally estimated at inception using data provided by the ceding company. We account for such premium using our initial estimates, which are reviewed regularly for reasonableness by management with respect to the actual premium reported by the ceding company. At September 30, 2008 the amount of premium accrued resulting from management’s estimates for proportional treaties was 3.5% of total gross premiums written for the nine months then ended. Reinstatement premiums are recognized and accrued at the time we incur a loss and where coverage of the original contract is reinstated under pre-defined contract terms, and are earned pro rata over the reinstated coverage period. Such accruals are based upon actual contractual terms (including the associated rates on line—i.e. price) applied to the amount of loss reserves expected to be paid, and the only element of management judgement involved is with respect to the amount of loss reserves as described below. The amount accrued at September 30, 2008 for estimated reinstatement premiums on Reported But Not Enough loss reserves (“RBNE”) and Incurred But Not Reported (“IBNR”) loss reserves, as described below, was $30.0 million.

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

For certain catastrophic events, there is great uncertainty underlying the assumptions and associated estimated reserves for losses and loss adjustment expenses reported by our cedants. Complexity resulting from problems such as policy coverage issues, multiple events affecting one geographic area and the resulting impact on claims adjusting (including allocation of claims to event and the effect of demand surge on the cost of building materials and labour) by, and communications from, ceding companies, can cause greater uncertainty in the reserve estimates reported to us by our cedants, as well as delays to the timing with which we are notified of cedants’ changes to their loss estimates, resulting in greater uncertainty in our reserve estimates. For example, the initial estimate for hurricane Katrina had been based on estimates by cedants of their exposure, industry insured loss estimates, output from both industry and proprietary models, a review of contracts potentially affected by the events, information received from both clients and brokers, and management judgement, which includes consideration of the physical factors noted above, in aggregate. It has been assumed that underlying policy terms and conditions are upheld during our clients’ loss adjustment process. However, the unique circumstances and severity of this devastating catastrophe, including the extent of flooding and resultant initial limited access by claims adjusters, introduced additional uncertainty to the normally difficult process of estimating catastrophe losses, which is compounded by the potential for legal and regulatory issues arising regarding the scope of coverage.

To illustrate the potential variability of estimates for gross individual catastrophe losses, the following table outlines the percent changes from IPC’s first reported estimates for certain specific catastrophes, over specified time horizons:

	Percentage increase of development from initial report
	After 6 months	After 1 year	After 2 years	After 3 years	Latest / Final %	Total Development – initial report to latest $(000)
Cyclones Lothar/Martin	61%	66%	71%	73%	69%	24,100
Cat # 48 (WTC)	6%	7%	9%	9%	4%	4,500
2004 Florida hurricanes	113%	137%	145%	144%	145%	118,000
Hurricane Katrina	1.5%	1.6%	-0.4%	-2.0%	-2.0%	(16,000)
UK floods (June 2007)	-38%	-43%			-45%	(28,000)

Generally, the most significant development arises within six to nine months of an event, due to the limited amount of information usually available immediately after the event.

Cyclones Lothar and Martin struck France and other parts of Europe in the last week of 1999. As such, many parts of the affected areas were still devastated, inaccessible and without power at the time we were attempting to establish reserves for 1999 year-end reporting. In many cases, our French cedants were unable to provide us with much information regarding their potential claims, and we relied more heavily on industry loss estimates, which themselves were based on very limited information. Consequently, there was significant development of our own loss, as well as for the reported industry loss. As an example, the reported industry loss for cyclone Martin increased 69% from the original estimate.

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

The initial estimation process for the flooding which impacted parts of northern England in June 2007 was also made difficult by the proximity to the end of the second quarter 2007 reporting period. The flood waters had not fully receded at the time that the initial estimate was prepared.

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

At September 30, 2008 management’s estimates for IBNR/RBNE represented 59% of total loss reserves. The majority of the estimate relates to reserves for claims from hurricane Ike that affected various parts of Gulf coast states in September 2008, reserves for claims from hurricane Katrina that affected various parts of Gulf coast states in August 2005, the storm and flooding that affected parts of New South Wales, Australia in early June 2007, and the flooding events that affected various parts of the United Kingdom in June and July 2007. Given the magnitude and recent occurrence of hurricane Ike, delays in receiving claims data, the contingent nature of business interruption and other exposures, and other uncertainties inherent in loss estimation, meaningful imprecision remains regarding the estimated losses from this event. Our initial assessment of losses is based on a combination of our analysis and review of our share of estimated total industry loss, in-force contracts, the output of catastrophe modeling and a limited number of loss advices from clients. As discussed above, our reserve estimates are not mathematically or formulaically derived from factors such as numbers of claims or demand surge impact. If our estimate of IBNR/RBNE loss reserves at September 30, 2008 was inaccurate by a factor of 10%, our results of operations would be impacted by a positive or negative movement of $21.5 million. If our total reserve for losses at

September 30, 2008 was inaccurate by a factor of 10%, our incurred losses would be impacted by $36.5 million, which represents 2% of shareholders’ equity at September 30, 2008. In accordance with IPCRe’s registration under the Bermuda Insurance Act 1978 and Related Regulations (the “Insurance Act”), our loss reserves are certified annually by an independent loss reserve specialist.

Investments

In accordance with our investment guidelines, our investments consist of high-grade marketable fixed maturity investments, certain equity investments in mutual funds, and mortgage backed securities guaranteed by U.S. Government sponsored entities and, as part of the mortgage backed securities portfolio, to-be-announced securities (“TBAs”). Mortgage backed securities are typically traded on a to-be-announced basis. By acquiring a TBA, the Company makes a commitment to purchase a future issuance of mortgage backed securities. In addition, the portfolio may offset these purchases by taking positions in short TBAs (i.e. the Company makes a commitment to sell a future issuance of mortgage backed securities) but no net short TBA positions are allowed. As part of the mortgage backed securities portfolio, the investment guidelines allow the Company to enter into long and short TBA positions, which are deliverable within a month. No net short TBAs are allowed. By acquiring a TBA, the Company makes a commitment to purchase a future issuance of mortgage-backed securities. For the period between purchase of the TBA and issuance of the underlying security, the Company’s position is accounted for as a regular-way security trade in the consolidated financial statements where delivery is taken. Where delivery is not taken, the Company’s position is accounted for as a derivative in the consolidated financial statements. As at September 30, 2008, the Company had both long and short TBAs. Collateral is received or posted daily between the Company and the counterparty for the daily net gain (loss). TBAs are recorded in the consolidated financial statements at fair value.

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

With the investments now being classified as “Trading” all subsequent changes to the fair value of our investment portfolio are recorded as net (losses) gains on investments in our consolidated statements of income (loss).

SFAS 157 established a hierarchy for inputs in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs are used when available. Observable inputs are inputs that market participants would use in pricing the asset based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions that market participants would use in pricing the asset based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The following table shows how our investments are categorized.

	Fair Value Measurement at September 30, 2008 using:
Description	Fair Value Measurements at September 30, 2008 ($ in thousands)	Quoted Prices in Active Markets (Level 1) ($ in thousands)	Significant Other Observable Inputs (Level 2) ($ in thousands)	Significant Unobservable Inputs (Level 3) ($ in thousands)
Fixed maturity investments	1,753,202	—	1,753,202	—
AIG Select Hedge Fund	173,936	—	—	173,936
Other Equity investments	181,444	—	181,444	—

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

The AIG Select Hedge Fund (“Select Hedge”) has a monthly reported net asset value – where the fund’s holdings can be in various publicly quoted and unquoted investments with observable inputs. Because Select Hedge invests in 30-40 underlying third party funds, there is a one-month delay in its valuation. As a result, the most recently advised net asset value (“NAV”) of Select Hedge included in our financial statements at the end of each quarter has historically been based upon the NAVs of the underlying funds at the end of the preceding month. The Select Hedge had been classified as Level 2 as at June 30, 2008 because we were using the final NAV which was an observable input. However, due to the significant market volatility towards the end of the quarter ended September 30, 2008 we have included an estimate of the performance of Select Hedge for the month of September, 2008. The estimate is obtained from the fund’s investment manager who derives an estimate of the performance of the Select Hedge based on the month end positions from the underlying third party funds. The use of the estimate in respect of the Select Hedge increases the level of unobservable inputs. Hence, we are classifying the Select Hedge as Level 3. In order to obtain comfort over the reasonableness of this estimate, we assessed the difference between the estimates and final month-end NAVs to ensure that there have been no significant variances in the past. Any movement in the estimated NAV relative to the final NAV of Select Hedge would be recorded in the following reporting period. There is up to a two-month delay prior to receiving funds withdrawn from our Select Hedge investment.

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets and liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur.

The following table presents the fair market value of the Company’s Level 3 financial assets (and liabilities) as at September 30, 2008.

Fair value measurements using significant unobservable inputs (Level 3)
Quarter ended September 30, 2008 ($ in thousands)
Beginning balance as at July 1, 2008	—
Transfers in and/or out of Level 3	192,254
Total gains and losses (realized/unrealized) included in earnings	(18,318)
Purchases, issuance, and settlements	—

Ending balance at September 30, 2008	173,936

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2008	(18,318)

Other equity investments represent an investment in two mutual funds. These funds are stated at fair value as determined by the most recently reported net asset value as advised by the fund. These funds have daily reported net asset values – with the funds’ holdings predominantly in publicly quoted securities. Due to the funds’ values being current net asset values, with no significant lock ups, no delays in withdrawal and not publicly quoted prices, we are classifying other equity investments as Level 2.

Realized gains and losses on sales of investments continue to be determined on a first-in, first-out basis. Net investment income includes interest income on fixed maturity investments, recorded when earned, dividend income on equity investments, recorded when declared, and the amortization of premiums and discounts on investments.

At September 30, 2008 all of our fixed maturity securities were investment grade and were rated, with the exception of two fixed maturity securities issued by Lehman Brothers that were not investment grade.

In respect of our fixed maturity investments, we periodically assess valuation relative to current financial market conditions. We also consider any valuation disparities between the custodian and investment manager and supplement this with our own independent verification to external pricing sources. Any material discrepancies are investigated and resolved. As of September 30, 2008 100% of our fixed maturity investments were valued using external pricing services. There have been no adjustments to the prices obtained from the pricing services. Our valuation procedures also consider the credit quality composition of the portfolio and any significant migrations in the credit quality of our holdings from period to period. The results of our valuation procedures lend support to the fair value classification of Level 2 identified above. From a liquidity perspective we consider the trading volume, last known trade dates and activity in our portfolio to ensure the portfolio is being actively traded and remains liquid.

RESULTS OF OPERATIONS, QUARTERS ENDED SEPTEMBER 30, 2008 AND 2007

The following is a discussion of the results of operations and financial position of IPC Holdings, Ltd. References to “we”, “our”, “IPC”, or “the Company” mean IPC Holdings together with its wholly-owned subsidiaries, IPCRe and IPCUSL. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes for the quarter ended September 30, 2008.

Our net loss for the quarter ended September 30, 2008 was $(87.5) million, compared to net income of $113.2 million for the quarter ended September 30, 2007. The primary reason for the decrease is changes in fair value in our investment portfolio. In addition, there was an increase in incurred losses, primarily from hurricane Ike, and a decrease in investment income in the third quarter of 2008 compared to the third quarter of 2007. These decreases were slightly offset by an increase in earned premiums. Details of these movements are discussed below.

In the quarter ended September 30, 2008, we wrote gross premiums of $59.8 million, compared to $43.4 million in the third quarter of 2007. We wrote premiums in respect of new business totaling $4.5 million, but business that was not renewed because of unsatisfactory terms and conditions, or because the cedant did not purchase the protection, totaled $4.7 million. In addition, premiums from existing business were $1.5 million less in the third quarter of 2008 in comparison to the third quarter of 2007, mostly due to program re-structuring, including changes to inception dates, increased client retentions, changes to layering within reinsurance programs and rates on line. Excess of loss premium adjustments, which are adjustments generally arising from differences between cedants’ actual exposure base and the original estimates thereof, were $0.5 million less in the third quarter of 2008 in comparison to the third quarter of 2007. There was also an increase of $18.7 million in reinstatement premiums in the third quarter of 2008 compared to the third quarter of 2007, primarily due to the impact of estimated claims from hurricane Ike.

In the quarter ended September 30, 2008, we ceded $0.3 million of premiums to our retrocessional facilities, compared with $1.7 million in the third quarter of 2007. The actual contracts ceded are at IPC’s underwriters’ judgement in optimizing the risk profile of the portfolio, which can cause premiums ceded to vary as a proportion of our gross writings, from quarter to quarter. In addition, our Property Catastrophe Excess of Loss retrocessional facility was not renewed at January 1, 2008, and there was less participation by retrocessionaires in our proportional reinsurance facility. Net premiums earned in the quarter ended September 30, 2008 were $113.4 million, compared to $97.4 million in the third quarter of 2007. This increase is primarily due to the impact of reinstatement premiums as a result of increased loss activity in the period.

Net investment income was $23.4 million in the quarter ended September 30, 2008, compared to $32.5 million in the third quarter of 2007. We did not receive any dividends from our investment in a fund of hedge funds in the third quarter of 2008, whereas in the third quarter of 2007 we received dividends of $7.8 million from this investment. In addition, the overall yield from the fixed income portfolio was approximately 40 basis points less during 2008, compared to 2007.

We recognized a net loss of $(108.5) million from investments in the quarter ended September 30, 2008, compared to a net gain of $30.7 million in the third quarter of 2007. The unrealized depreciation included in the net loss from investments in the third quarter of 2008 was $109.5 million, whereas the unrealized appreciation included in the net gain from investments in the third quarter of 2007 was $31.7 million. As previously discussed, effective January 1, 2007, we early-adopted SFAS 159, the Fair Value Option for Financial Assets and Financial Liabilities, with respect to our investment portfolio. As a result all unrealized gains and losses in our investment portfolio were reclassified from accumulated other comprehensive income within shareholders’ equity on our consolidated balance sheets to retained earnings as of January 1, 2007. Further, all subsequent changes to the fair value of our investment portfolio are recorded as net (losses) gains on investments in our consolidated statements of (loss) income. In the third quarter of 2008, net losses from fixed maturity securities were $(59.2) million, net losses from our equity investments were $(32.8) million, and net losses from our investment in a fund of hedge funds was $(18.3) million whereas in the third quarter of 2007, net gains from fixed maturity securities were $28.9 million, net gains from our equity investments were $12.8 million, and net losses from our investment in a fund of hedge funds were $(11.0) million. These amounts represent reductions of 3.2%, 11.8% and 9.5%, respectively, in the fair value of those investments. In the third quarter of 2008, net realized losses from fixed maturity securities issued by Goldman Sachs, Lehman Brothers, Morgan Stanley and Wachovia were $0.1 million, $0.1 million, $1.8 million and $1.0 million respectively. In the third quarter of 2008, net unrealized losses from fixed maturity securities issued by Goldman Sachs, Lehman Brothers, Morgan Stanley and Wachovia were $4.1 million, $9.6 million, $7.4 million and $2.0 million respectively. Fund of hedge fund performance includes actual reported results to August 31, 2008, together with an estimate of performance for the month of September, as provided by the fund manager.

We benefitted from a $1.8 million net gain from our investment in mortgage backed securities, which was a new asset class introduced in the quarter, with securities being purchased in August 2008. The decision to invest in this asset class had been made much earlier in the year, with the strategy being to focus predominantly on agency pass-through securities. The purpose of the allocation is to provide greater diversification to our overall fixed maturity portfolio. We also benefited from a $2.1 million realized gain from our sale of one of our equity investments in mutual funds during the quarter ended September 30, 2008.

In the quarter ended September 30, 2008, we incurred net losses and loss adjustment expenses of $98.5 million, compared to $30.4 million in the third quarter of 2007. Losses in the third quarter of 2008 included $106.0 million from hurricane Ike, $3.7 million from hurricane Gustav and a $4.7 million increase for the storm that impacted Queensland, Australia in the first quarter of this year. These amounts were partly offset by reductions to our estimates of net ultimate losses for a number of prior year events, predominantly from 2005 and 2007, totaling $23.1 million. These reductions included $8.5 million for hurricanes Katrina, Rita and Wilma; $9.3 million for major events that occurred in 2007, with balance spread across other events. The reductions to our estimates of ultimate net losses for these events followed the continuing flow of information from our clients and brokers in the affected areas, together with our own internal review and analysis. Net incurred losses in the third quarter of 2007 included $59.3 million with respect to the flooding that impacted various parts of the United Kingdom in July 2007. This was offset in part by reductions to reserves for prior events totaling $26.9 million, the largest component of which was a reduction of $23.1 million to our estimates of ultimate loss from events earlier in 2007. We also benefitted from a $3.9 million release of reserves from our proportional aviation portfolio, offset in part by normal attritional losses from other proportional treaties.

Net acquisition costs incurred, which are primarily commissions and brokerage fees paid to intermediaries for the production of business, were $10.1 million for the quarter ended September 30, 2008, compared to $9.8 million for the third quarter of 2007. These costs have increased as a result of the increase in earned premiums in 2008, although not proportionately, because brokerage on reinstatement premiums is generally applied at a lower level than for basic premiums. General and administrative expenses were $6.0 million in the quarter ended September 30, 2008, compared to $5.8 million in the corresponding period of 2007.

In the quarter ended September 30, 2008 we incurred interest expense of $1.3 million on the $150.0 million drawdown from our syndicated bank credit facility, which occurred on June 12, 2008, compared to $nil in the corresponding period of 2007. The rate of interest on this loan currently is 3.375% and resets quarterly based on LIBOR until the due balance is repaid. The next reset will be effective on December 12, 2008.

RESULTS OF OPERATIONS, NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Our net income for the nine months ended September 30, 2008 was $46.7 million, compared to $218.4 million for the nine months ended September 30, 2007. The primary reason for the decrease are changes in fair value in our investment portfolio for the nine months ended September 30, 2008, compared to a net gain in the corresponding period of 2007. In addition, there was a decrease in investment income and a decrease in earned premiums. These decreases were partially offset by the decrease in incurred losses. Details of these movements are discussed below.

In the nine months ended September 30, 2008, we wrote premiums of $362.9 million, compared to $388.9 million in the corresponding period of 2007, a decrease of 7%. The effect of changes to business written for existing clients, including pricing, changes to program structure and/or renewal dates, as well as changes to foreign exchange rates, was a decrease of $44.5 million. Business that was not renewed in the nine months ended September 30, 2008 totalled $32.9 million, which was more than offset by new business written totaling $46.1 million during the same period. Adjustment premiums were $3.8 million in the first nine months of 2008 compared to $5.9 million in the corresponding period of 2007. Reinstatement premiums were $7.3 million higher in the first nine months of 2008, compared to the corresponding period of 2007, primarily due to increased loss activity in the period.

In the nine months ended September 30, 2008, we ceded $5.1 million of premiums to our retrocessional facilities, compared with $16.4 million for the nine months ended September 30, 2007. The actual contracts ceded are at IPC’s underwriters’ judgement in optimizing the risk profile of the portfolio, which can cause premiums ceded to vary as a proportion of our gross writings, from quarter to quarter. In addition, our Property Catastrophe Excess of Loss retrocessional facility was not renewed at January 1, 2008, and there was less participation by retrocessionaires in our proportional reinsurance facility. Net premiums earned in the nine months ended September 30, 2008 were $288.0 million, compared to $300.9 million in the corresponding period of 2007, a decrease of 4%. Despite the benefits of both the increase of reinstatement premiums of written premiums and reduction in premiums ceded during the period, this was offset by a reduction in basic gross premiums during the previous twelve months.

Net investment income was $70.6 million in the nine months ended September 30, 2008, compared to $97.5 million in the corresponding period of 2007. We did not receive any dividends from our investment in a fund of hedge funds in the first nine months of 2008, whereas investment income in the nine months ended September 30, 2007 included $22.3 million in dividends from this investment. In addition, the overall yield from the fixed income portfolio continues to be approximately 20 – 40 basis points less during 2008, compared to 2007.

There was a net loss from investments in the nine months ended September 30, 2008 of $(165.5) million, compared to a $41.3 million net gain from investments in the nine months ended September 30, 2007. The unrealized depreciation included in the net loss from investments was $214.1 million in the nine months ended September 30, 2008, whereas the unrealized appreciation included in the net gain from investments was $41.4 million in the nine months ended September 30, 2007. The net loss in the nine months ended September 30, 2008 comprised $(73.5) million from fixed maturity investments, $(74.8) million from equities and $(18.9) million from our investment in a fund of hedge funds, whereas the net gains in the nine months ended September 30, 2007 comprised $7.9 million from fixed maturity investments, $41.9 million from equities and $(8.8) million from our investment in a fund of hedge funds. Fund of hedge fund performance includes actual reported results to August 31, 2008, together with an estimate of performance for the month of September, as provided by the fund manager. We benefitted from a $1.8 million net gain from our investment in mortgage backed securities, which was a new asset class introduced in the period, with securities being purchased in August 2008. We also benefited from $38.7 million realized gains from sales of our equity investments.

In the nine months ended September 30, 2008, we incurred net losses and loss adjustment expenses of $97.5 million, compared to $170.6 million in corresponding period of 2007. In addition to the 2008 events noted previously, in the nine months ended September 30, 2008 net incurred losses primarily included the Alon Refinery explosion in Texas; windstorm Emma that affected parts of Europe; flooding in Iowa in June; and tornadoes that affected the mid-West United States in May. These amounts were partly offset by reductions to our estimates of net ultimate losses for prior year losses, predominantly from 2005 and 2007, totaling $48.7 million. In addition to the 2007 event noted previously, in the first nine months of 2007 net incurred losses included $35.0 million from windstorm Kyrill that swept across northern Europe in late January; $50.7 million with respect to the storm and subsequent flooding that affected parts of New South Wales, Australia in early June 2007; and $50.5 million with respect to the flooding that impacted parts of northern England in June 2007. However, we benefited from reductions in the ultimate estimated losses for prior year events which totaled $20.1 million, as well as a release of pro rata aviation reserves.

Net acquisition costs incurred were $27.2 million for the nine months ended September 30, 2008, compared to $30.4 million in the corresponding period of 2007. The reason for the decrease is the reduction in earned premium for the period, combined with the lower level of brokerage on reinstatement premiums. General and administrative expenses were $19.7 million in the nine months ended September 30, 2008, compared to $19.8 million in the corresponding period of 2007.

For the nine months ended September 30, 2008, we incurred interest expense of $1.5 million on the $150.0 million drawdown from our syndicated bank credit facility, which occurred on June 12, 2008, compared to $nil in the corresponding period of 2007. The rate of interest on this loan currently is 3.375% and resets quarterly based on LIBOR until the due balance is repaid. The next reset will be effective on December 12, 2008.

LIQUIDITY AND CAPITAL RESOURCES

IPC Holdings is a holding company that conducts no reinsurance operations of its own. Its cash flows are limited to distributions from IPCRe and IPCUSL by way of loans or dividends. Under the Insurance Act, IPCRe is required to maintain a solvency margin and a minimum liquidity ratio, and is prohibited from declaring or paying dividends if to do so would cause IPCRe to fail to meet its solvency margin and its minimum liquidity ratio. Under the Insurance Act, IPCRe is prohibited from paying dividends of more than 25% of its total statutory capital and surplus at the end of the previous fiscal year unless it files an affidavit stating that the declaration of such dividends has not caused IPCRe to fail to meet its solvency margin and minimum liquidity ratio. The Insurance Act also prohibits IPCRe from declaring or paying any dividend without the approval of the Supervisor of Insurance of Bermuda if IPCRe failed to meet its solvency margin and minimum liquidity ratio on the last day of the previous fiscal year. In addition, IPCRe is prohibited under the Insurance Act from reducing its opening total statutory capital by more than 15% without the approval of the Authority. The maximum dividend payable by IPCRe in accordance with the foregoing restrictions as of September 30, 2008 was $504.8 million.

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

Net cash inflows from operating activities in the nine months ended September 30, 2008 were $215.2 million compared to $160.1 million in the corresponding period of 2007. This increase is primarily the result of a decrease in net paid losses which was $111.8 million in the nine months ended September 30, 2008 compared to $221.9 million in the corresponding period of 2007. Going forward, cash outflows are expected to increase due to payments of losses related to hurricane Ike.

Net cash inflows from investing activities in the nine months ended September 30, 2008 were $159.4 million compared to net cash outflows of $47.9 million in the corresponding period of 2007. This increase is primarily the result of an increase in sales and maturities of fixed maturity and equity investments, aggregating $1,539.1 million in the nine months ended September 30, 2008 compared to $848.3 million in the corresponding period of 2007. This was to some degree offset by an increase in the purchases of fixed maturity investments of $1,377.4 million in the nine months ended September 30, 2008 compared to $871.3 million in the corresponding period of 2007. Net cash outflows from financing activities in the nine months ended September 30, 2008 were $208.5 million compared to $150.4 million in the corresponding period of 2007. This resulted from the Company’s repurchase of $311.3 million of its common shares in the first nine months of 2008 together with the payment of dividends of $47.2 million, which were partially financed by a drawdown on the Company’s credit agreement of $150 million. Cash and cash equivalents increased by $166.1 million in the nine months ended September 30, 2008, resulting in a balance of $205.5 million at September 30, 2008. This balance is deposited with three institutions, two of which are rated AAA and one of which is rated AA. There are daily values available for our cash and cash equivalents, including our money market funds.

At September 30, 2008, 56% of IPC’s fixed maturity investment portfolio (based on fair value) was held in securities rated AAA, and 28% was held in securities rated AA. At December 31, 2007 the proportions of securities so rated were 59% and 24%, respectively. The following table summarizes the composition of the fair value of fixed maturity investments by rating as of September 30, 2008 and December 31, 2007:

	As of September 30, 2008	As of December 31, 2007
U.S. Government and government agencies	12.1%	12.4%
AAA	45.0%	46.9%
AA	27.0%	23.7%
A	15.6%	17.0%
BBB	0.2%	0.0%
Other	0.1%	0.0%

	100.0%	100.0%

All of the mortgage backed securities are U.S. Government and government agency securities and are rated AAA. At September 30, 2008 the average modified duration of IPC’s fixed maturity portfolio was 3.2 years, compared to 3.5 years at December 31, 2007. We believe that because of the relatively short duration and high quality of IPC’s investment portfolio, we have sufficient liquidity to meet IPC’s ongoing commitments. Our current investment strategy is defined primarily by the need to safeguard our capital, since we believe that the risks inherent in catastrophe reinsurance should not be augmented by a speculative investment policy. Our investment guidelines specify, among other things, country and issue limits, and limit the permitted issuers, the amount of non-U.S. dollar denominated securities and the target duration of the portfolio.

The fair value of fixed maturity investments classified by category as of September 30, 2008 and December 31, 2007 are as follows:

	As of September 30, 2008	As of December 31, 2007
	($ in thousands)	($ in thousands)
U.S. Government and government agencies	212,089	224,135
Other governments	62,260	85,009
Banking and financial	757,757	771,714
Other corporate	401,784	404,814
Supranational entities	216,930	317,603
Mortgage backed securities	102,382	—

Total fair value of fixed maturity investments	1,753,202	1,803,275

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

IPCRe is not a licensed insurer in the United States and therefore, under the terms of most of its contracts with U.S.-based companies, must provide security to reinsureds to cover unpaid liabilities in a form acceptable to state insurance commissioners. Typically, this type of security takes the form of a letter of credit issued by an acceptable bank, the establishment of a trust, or a cash advance. Currently IPCRe obtains letters of credit through a commercial bank pursuant to a bilateral facility in the amount of $350 million as well as through the $250 million senior secured syndicated facility discussed below. In turn, IPCRe provides the banks security by giving them liens over certain of IPCRe’s investments in an amount not to exceed 118% of the aggregate letters of credit outstanding. As of September 30, 2008 and December 31, 2007, there were outstanding letters of credit of $122.5 million and $183.3 million, respectively. The majority of the amount at the end of September 30, 2008 was due to the requirements of our clients as a result of claims arising from hurricanes Katrina, Rita and Wilma. We expect that as a result of hurricane Ike, the amount of outstanding letters of credit will increase to cover unpaid liabilities. If we were unable to obtain the necessary credit, IPCRe could be limited in its ability to write business for our clients in the United States. The total amount of security required by the banks under the facilities at September 30, 2008 and December 31, 2007 was $143.3 million and $214.8 million, respectively. Effective April 13, 2006 IPC entered into a five-year, $500 million credit agreement with a syndicate of lenders. The credit agreement consists of a $250 million senior unsecured credit facility available for revolving borrowings and letters of credit, and a $250 million senior secured credit facility available for letters of credit. The revolving line of credit is available for the working capital, liquidity and general corporate requirements of the Company and its subsidiaries. Total letter of credit capacity available to IPC is currently $600 million. Under the terms of the $500 million credit agreement, IPC is permitted to declare and pay dividends provided there are no defaults of covenants or unmatured defaults pending. One of the significant covenants of the facility requires IPC to maintain a minimum net worth (shareholders’ equity) of $1 billion, plus 25% of any positive net income for each fiscal year, beginning with the fiscal year ending December 31, 2006, plus 25% of the net proceeds of any equity issuance or other capital contributions. As of September 30, 2008 the maximum dividend payable by IPC Holdings under the terms of the facility was $662.1 million. As of the date of this report we are in compliance with all terms and covenants thereof.

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

We believe that statistical models alone do not provide a reliable method of monitoring and controlling market risk. While VaR models are relatively sophisticated the quantitative market risk information is limited by the assumptions and parameters established in creating the related models, which rely principally on historical data. Because of this, such models may not accurately reflect current market behaviour or predict future market behaviour. Therefore, such models are tools augmented by the experience and judgement of senior management.

Our investment manager performed a VaR analysis to estimate the maximum potential loss of fair value for each segment of market risk, as of September 30, 2008 and 2007 and for the intervening quarterly points. The analysis calculated the VaR with respect to the net fair value of our invested assets (cash and cash equivalents, equity and high-grade fixed maturity securities) using the historical simulation methodology. At September 30, 2008 the VaR of IPCRe’s investment portfolio was $24.0 million, which represents a 95th percentile value change over a one-month time horizon. This result was obtained through historical simulation using approximately 750 days (3 years) of historical interest rate and equity market data. As of September 30, 2008 the VaR of IPCRe’s investment portfolio represented 1% of the total fair value of the investment portfolio.

The following table presents the VaR of each component of market risk of IPCRe’s investment portfolio as of the beginning, quarterly and ending points for the twelve months ended September 30, 2008, and the average thereof (expressed in thousands of U.S. dollars):

Market Risk	At September 30, 2008	At June 30, 2008	At March 31, 2008	At December 31, 2007	At September 30, 2007	Average for 12 months ended September 30, 2008
Currency	$1,066	$1,316	$1,416	$2,324	$2,508	$1,726
Interest Rate	27,950	23,104	16,871	19,956	22,889	22,154
Equity (incl. hedge fund)	14,692	19,862	18,140	24,782	21,509	19,797

Sum of Risk	43,708	44,282	36,427	47,062	46,906	43,677
Diversification Benefit	(19,690)	(20,433)	(18,704)	(22,119)	(18,913)	(19,972)

Total Net Risk	$24,018	$23,849	$17,723	$24,943	$27,993	$23,705

From December 31, 2007 to September 30, 2008, equity VaR decreased due to the sale of parts of our equity portfolio and subsequent decrease in the fair value of our equity positions. However, this was partly offset by the recent volatility in the equity markets, predominantly in the United States. In addition, following the initial decrease in interest rate VaR primarily due to a reduction in the level of interest rates in the United States, interest rate VaR increased significantly in the third quarter of 2008 as a result of an increase in the level of yields as well as the volatility thereof. Exchange rate VaR has decreased due to the decrease in the market value of foreign currency denominated positions. IPCRe’s premiums receivable and liabilities for losses from reinsurance contracts it has written are also exposed to the risk of changes in value resulting from fluctuations in foreign currency exchange rates. To an extent, the impact on loss reserves of a movement in an exchange rate will be partly offset by the impact on assets (receivables and cash/investments) denominated in the same currency. As of September 30, 2008 an estimated $55 million (December 31, 2007—$29 million) of net reinsurance premiums receivable, funds withheld and cash, and an estimated $67 million (December 31, 2007—$142 million) of net loss reserves, were denominated in non-U.S. currencies. The currencies to which IPC has the most net exposure are the Australian dollar, Japanese yen and the euro. If the dollar weakened 10% against the Australian dollar and the euro, our net adverse exchange exposure would be approximately $12.5 million and $5.1 million respectively. If the dollar strengthened 10% against the yen, our net adverse exchange exposure would be approximately $7.6 million.

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

Note on Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition, including, but not limited to, expectations regarding market cycles, market conditions, the impact of current market conditions and trends on future periods, the impact of our business strategy on our results, trends in pricing and claims and the insurance and reinsurance market response to catastrophic events. Some forward-looking statements may be identified by our use of terms such as “believes”, “anticipates”, “intends”, “expects” or other words of similar import and relate to our plans and objectives for future operations. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. We do not intend, and are under no obligation, to update any forward-looking statement contained in this report. The largest single factors in our results have been and will continue to be the severity and/or frequency of catastrophic events, which are inherently unpredictable. Numerous factors could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to, the following: (i) the occurrence of natural or man-made catastrophic events with a frequency or severity exceeding our expectations; (ii) the adequacy of our loss reserves and the need to adjust such reserves as claims develop over time; (iii) any lowering or loss of one of the financial ratings of IPC Holdings’ wholly-owned subsidiary(ies), IPCRe Limited (“IPCRe”) and/or IPCRe Europe; (iv) a decrease in the level of demand for property catastrophe reinsurance, or increased competition owing to increased capacity of reinsurers offering property catastrophe coverage; (v) the effect of competition on market trends and pricing; (vi) loss of our non-admitted status in U.S. jurisdictions or the passage of federal or state legislation subjecting us to supervision or regulation in the United States; (vii) challenges by insurance regulators in the United States to our claim of exemption from insurance regulation under current laws; (viii) a contention by the United States Internal Revenue Service that we are engaged in the conduct of a trade or business within the United States; (ix) loss of services of any one of our executive officers; (x) changes in interest rates and/or equity values in the United States and elsewhere and continued instability in global credit markets; or (xi) changes in exchange rates and greater than expected currency exposure.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

As a result of the current market conditions and instability in the global credit markets, the following amends and restates in its entirety the risk factor labeled “If IPC Holdings’ subsidiary, IPCRe, is unable to obtain the necessary credit we may not be able to offer reinsurance in the United States.” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 22, 2008.

If IPC Holdings’ subsidiary, IPCRe, is unable to obtain the necessary credit we may not be able to offer reinsurance in the United States.

IPCRe is a registered Bermuda insurance company and is not licensed or admitted as an insurer in any jurisdiction in the United States. Because jurisdictions in the United States do not currently permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements unless security is posted, IPCRe’s reinsurance contracts with U.S. clients generally require it to post a letter of credit or provide other security to cover loss reserves to reinsureds. Currently IPCRe obtains letters of credit through a bilateral facility with a commercial bank, and a syndicated facility. In turn, IPCRe provides the banks security by giving them a lien over certain of IPCRe’s investments in an amount up to 118% of the aggregate letters of credit outstanding. The maximum amount available to us under our letter of credit facilities is currently $600 million. The maximum amount available to us would be lower if the value of IPCRe’s investment portfolio were to reduce as a result, for example, of market fluctuations and market volatility. See “A significant amount of our assets is invested in fixed maturity and equity securities that are subject to market volatility” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 22, 2008 and “Difficult conditions in the global capital markets and the economy generally may materially adversely affect our results of operations and we do not expect these conditions to improve in the near future” below.

If IPCRe were unable to obtain the necessary credit, IPCRe could be limited in its ability to write business for our clients in the United States. Our ability to renew or replace these credit facilities at maturity is subject to many factors beyond our control, such as more stringent credit criteria and/or conditions emanating from or as a result of the currently difficult conditions in the global capital markets, the effect of which may be to make a renewal or replacement so onerous as to make us consider alternate sources of such liquidity or limit our ability to write business for our clients in the United States.

In addition, the following amends and restates in its entirety the risk factor labeled “We are rated by A.M. Best and S & P, and a decline in these ratings could affect our standing among customers and cause our sales and earnings to decrease.” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 22, 2008.

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

In view of the difficulties experienced recently by many financial institutions, including our competitors in the reinsurance industry, we believe it is possible that the rating agencies, including A.M. Best and S & P will heighten the level of scrutiny that they apply to such institutions, will increase the frequency and scope of their credit reviews, will request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in their models for maintenance of certain ratings levels. We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. As with other companies in the reinsurance industry, our ratings could be downgraded at any time and without any notices by any rating agency.

In addition, the following amends and restates in its entirety the risk factor labeled “Increases in interest rates or fluctuations in currency exchange rates may cause us to experience losses.” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 22, 2008.

Changes in interest rates, market volatility and/or fluctuations in currency exchange rates may cause us to experience losses.

Because of the unpredictable nature of losses that may arise under property catastrophe policies, our liquidity needs can be substantial and can arise at any time. The market value of our fixed maturity investments is subject to fluctuation depending on changes in prevailing interest rates. We currently do not hedge our investment portfolio against interest rate risk. Accordingly, increases in interest rates during periods when we sell fixed maturity securities to satisfy liquidity needs may result in losses. An increase in market interest rates could also have a material adverse effect on the value of our investment portfolio, for example, by decreasing the fair values of the fixed maturity securities that comprise a substantial portion of our investment portfolio. As interest rates decrease or remain at low levels, we may be forced to reinvest proceeds from investments that have matured or sold at lower yields, reducing our investment margin. Moreover, borrowers may prepay or redeem the fixed maturity investments and mortgage backed securities in our investment portfolio with greater frequency in order to borrow at lower market rates, which exacerbates this risk.

In addition, market volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on our consolidated results of operations or financial condition. Continuing challenges include investor anxiety over the U.S. economy, rating agency downgrades of various structured products and financial issuers, unresolved issues with structured investment vehicles, deleveraging of financial institutions and hedge funds and a dislocation in the inter-bank market. If significant, continued volatility, changes in interest rates, a lack of pricing transparency, lack of market liquidity, declines in equity prices, and the strengthening or weakening of foreign currencies against the U.S. dollar, individually or in tandem, could have a material adverse effect on our consolidated results of operations, financial condition or cash flows through realized losses, and changes in unrealized positions.

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

In addition, the following risk factor is being inserted after the risk factor labeled “Increases in interest rates or fluctuations in currency exchange rates may cause us to experience losses.” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 22, 2008, as amended and restated herein.

Difficult conditions in the global capital markets and the economy generally may materially adversely affect our results of operations and we do not expect these conditions to improve in the near future.

Because our investments are classified as “Trading”, all changes to the fair value of our investment portfolio are recorded as net (losses) gains on investments in our consolidated statements of (loss) income. Thus our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. The stress experienced by global capital markets that began in the second half of 2007 continued and substantially increased during the third quarter of 2008.

Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate markets in the U.S. and elsewhere have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a possible recession. In addition, the fixed-income markets are experiencing a period of extreme volatility, which has negatively impacted market liquidity conditions. Initially, the concerns on the part of market participants were focused on the subprime segment of the mortgage backed securities market. But these concerns have since expanded to include a broad range of mortgage and asset backed and other fixed maturity investments, including those rated investment grade, the U.S. and international credit and interbank money markets generally, and a wide range of financial institutions and markets, asset classes and sectors.

As a result, the market for fixed maturity investments has experienced decreased liquidity, increased price volatility, credit downgrade events and increased probability of default. Securities that are less liquid are more difficult to value and may be hard to dispose of. U.S. and international equity markets have also been experiencing heightened volatility and turmoil. These events and the continuing market upheavals may have an adverse effect on us, in part because we have a large investment portfolio.

Decreases in value may have a material adverse effect on our results of operations or financial condition. In the event of extreme prolonged market events, such as the global credit crisis, we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid per Share /$	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum Dollar value of Shares that may yet be Purchased under the Program / 000s U.S. $
July 1-31, 2008	2,141,633	$28.02	2,141,633	38,546
August 1-31, 2008	1,196,126	$32.23	1,196,126	—
September 1-30, 2008	—	—	—	—
Total	3,337,759	$29.53	3,337,759

On April 24, 2007, the Company announced that its Board of Directors had authorized a share repurchase of up to $200 million of the Company’s common shares. Such repurchases were to be conducted by means of open market repurchases, privately negotiated transactions (including accelerated share repurchase plans or use of a forward contract to repurchase shares) or otherwise, at prices that are prevailing market prices and in accordance with applicable securities laws. The expiration date of the program was May 1, 2008. As of December 31, 2007, we had $11.3 million remaining under our authorized share repurchase program. On February 14, 2008, the Company announced that its Board of Directors had authorized a share repurchase of up to $300 million of the Company’s common shares. The authorization ends on April 1, 2009. As of September 30, 2008, we had completed our authorized share repurchase programs.

Item 3.	Defaults upon Senior Securities.

NONE

Item 4.	Submission of Matters to a Vote of Security Holders.

NONE

Item 5.	Other Information.

NONE

Item 6.	Exhibits.

(a) Exhibits

Exhibit Number	Method of Filing	Description

3.1	(2)	Memorandum of Association of the Company

3.2	(3)	Amended and Restated Bye-Laws of the Company

3.3	(2)	Form of Memorandum of Increase of Share Capital

11.1	(1)	Reconciliation of basic and diluted net (loss) income per common share (“EPS”)

12.1	(1)	Statement of Computation of Ratios of Earnings to Fixed Charges

15.1	(1)	Letter re unaudited interim financial information

31.1	(1)	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	(1)	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	(4)	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	(4)	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed herewith

(2)	Incorporated by reference to the corresponding exhibit on our Registration Statement on Form S-1 (No. 333-00088).

(3)	Incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-Q for the six-months ended June 30, 2007 filed with the SEC on July 30, 2007 (File No. 0-27662).

(4)	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (sub-sections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), and are not being filed as exhibits to this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

IPC Holdings, Ltd.

We have reviewed the consolidated balance sheet of IPC Holdings, Ltd. and subsidiaries as of September 30, 2008, the related consolidated statements of (loss) income and comprehensive (loss) income for the three-month and nine-month periods ended September 30, 2008 and 2007, and the related consolidated statements of shareholders’ equity and cash flows for the nine-month periods ended September 30, 2008 and 2007. These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of IPC Holdings, Ltd. and subsidiaries as of December 31, 2007, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2007 (not presented herein); and in our report dated February 22, 2008 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG
Chartered Accountants Hamilton, Bermuda November 3, 2008

IPC HOLDINGS, LTD.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPC Holdings, Ltd. (Registrant)

Date November 3, 2008	/s/ James P. Bryce
James P. Bryce
President and Chief Executive Officer

Date November 3, 2008	/s/ John R. Weale
John R. Weale
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Method of Filing	Description

3.1	(2)	Memorandum of Association of the Company

3.2	(3)	Amended and Restated Bye-Laws of the Company

3.3	(2)	Form of Memorandum of Increase of Share Capital

11.1	(1)	Reconciliation of basic and diluted net (loss) income per common share (“EPS”)

12.1	(1)	Statement of Computation of Ratios of Earnings to Fixed Charges

15.1	(1)	Letter re unaudited interim financial information

31.1	(1)	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	(1)	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	(4)	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	(4)	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed herewith.

(2)	Incorporated by reference to the corresponding exhibit on our Registration Statement on Form S-1 (No. 333-00088).

(3)	Incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-Q for the six-months ended June 30, 2007 filed with the SEC on July 30, 2007 (File No. 0-27662).

(4)	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (sub-sections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), and are not being filed as exhibits to this report.