Form 10-K
period 2008-12-31
IPC HOLDINGS LTD
filed 2009-02-27
CIK 909815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    No  ☐

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

☒  Large accelerated filer                                 ☐  Accelerated filer                             ☐  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2008 was $1,341,061,740.

The number of shares outstanding of each of the registrant’s classes of common stock, as of February 23, 2009 was 55,943,297.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant’s 2008 Annual Report to Shareholders (the “Annual Report”) to be mailed to shareholders on or about April 30, 2009 are incorporated by reference into Part II of this Form 10-K. With the exception of the portions of the Annual Report specifically incorporated herein by reference, the Annual Report is not deemed to be filed as part of this Form 10-K.

2. Portions of the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to the Registrant’s Annual Meeting of Shareholders scheduled to be held on or about June 19, 2009 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

IPC HOLDINGS, LTD.

Glossary of selected insurance industry terms

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

Attachment point:

The specified amount of customers’ claims from events above which the reinsurer begins paying losses. Under excess of loss contracts, the reinsurer begins paying losses when the cedant’s claims from events exceed a specified amount.

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

Incurred But Not Reported (“IBNR”) reserves:

Reserves for estimated losses that have been incurred by insureds and reinsureds but not yet reported to the insurer or reinsurer including estimated future developments on losses which are known to the insurer or reinsurer. These IBNR reserves, together with RBNE reserves, are established for both catastrophe losses (following the occurrence of the catastrophe) and other losses.

Incurred losses:

Incurred losses are the total losses sustained by an insurer or reinsurer under its policies or contracts, whether paid or unpaid, plus a provision for IBNR and RBNE.

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

Policy Features:

Generally, our policies have been written for a one-year period, and without experience-based adjustments. However, on a limited basis, a small proportion of our policies have included some incentives, such as “no claims” bonuses and profit commissions.

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

Reinsurance:

An arrangement in which a reinsurer agrees to indemnify an insurance or a reinsurance company (the ceding company) against all or a portion of the insurance or reinsurance risks underwritten by the ceding company under one or more policies. Reinsurance can provide a ceding company with several benefits, including a reduction in net liability on individual risks and catastrophe protection from large or multiple losses. Reinsurance also provides a ceding company with additional underwriting capacity by permitting it to accept larger risks and write more business than would be possible without an increase in capital and surplus, and facilitates the maintenance of acceptable financial ratios by the ceding company. Reinsurance does not legally discharge the primary insurer from its liability with respect to its obligations to the insured.

Reported But Not Enough (“RBNE”) reserves:

These are reserves where it is believed that the ultimate loss amount is greater than that reported by the ceding company. These reserves, which provide for development on reported losses, are known as Reported But Not Enough reserves. These RBNE reserves, together with IBNR reserves, are established for both catastrophe and other losses.

Retention:

The amount or portion of risk that an insurer retains for its own account. Losses in excess of the retention level are reimbursed by the reinsurer. In proportional treaties, the retention may be a percentage of the original policy’s limit. In excess of loss business the retention is a dollar amount of loss or loss ratio.

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

Short-tail and long-tail reinsurance:

Reinsurance products can be categorised as “short-tail” or “long-tail”. In general terms, short-tail and long-tail refer to the length of time between the assumption of a risk and the payment of claims in respect of that risk. Long-tail risks are those where the time between assumption and payment is greater, which arises because the policy covers occurrences that occur during the policy year even though claims from those occurrences may not emerge for many years, or because the development and evaluation of claims may take many years, or a combination of both. Casualty reinsurance tends to be long-tail while property insurance tends to be short-tail.

Sidecars:

A corporate entity, usually set up by an affiliated insurer or reinsurer, established with funds from capital markets and/or reinsurers that provides additional risk-bearing capacity.

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

Unearned premiums:

Premiums written but not yet earned, as they are attributable to the unexpired portion of the related contract term.

PART I

Special Note Regarding Forward-Looking Information

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition, including, but not limited to, expectations regarding market cycles, market conditions, the impact of current market conditions and trends on future periods, the impact of our business strategy on our results, trends in pricing and claims and the insurance and reinsurance market response to catastrophic events. Some forward-looking statements may be identified by our use of terms such as “believes”, “anticipates”, “intends”, “expects” or other words of similar import and relate to our plans and objectives for future operations. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. We do not intend, and are under no obligation, to update any forward-looking statement contained in this report. The largest single factor in our results has been and will continue to be the severity and/or frequency of catastrophic events, which are inherently unpredictable. Numerous factors could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to, the following: (i) the occurrence of natural or man-made catastrophic events with a frequency or severity exceeding our expectations; (ii) the adequacy of our loss reserves and the need to adjust such reserves as claims develop over time; (iii) any lowering or loss of one of the financial ratings of IPC Holdings’ wholly-owned subsidiary, IPCRe Limited (“IPCRe”) and/or IPCRe Europe Limited (“IPCRe Europe”); (iv) a decrease in the level of demand for property catastrophe reinsurance, or increased competition owing to increased capacity of reinsurers offering property catastrophe coverage; (v) the effect of competition on market trends and pricing; (vi) loss of our non-admitted status in U.S. jurisdictions or the passage of federal or state legislation subjecting us to supervision or regulation in the United States; (vii) challenges by insurance regulators in the United States to our claim of exemption from insurance regulation under current laws; (viii) a contention by the United States Internal Revenue Service that we are engaged in the conduct of a trade or business within the United States (including through a permanent establishment in the United States); (ix) loss of services of any one of our executive officers; (x) changes in interest rates and/or equity values in the United States and elsewhere and continued instability in global credit markets; or (xi) changes in exchange rates and greater than expected currency exposure.

References in this report to the “Company”, “IPC”, “we”, “us” or “our” refer to IPC Holdings, Ltd. and its direct and indirect wholly-owned subsidiaries, IPCRe, IPCRe Europe and IPCRe Underwriting Services Limited (“IPCUSL”), unless the context otherwise requires. References to “IPC Holdings” refer solely to IPC Holdings, Ltd., unless the context otherwise requires. All currency amounts in this report are in U.S. dollars, unless the context otherwise requires.

Item 1.	Business

Overview

We provide property catastrophe reinsurance and, to a limited extent, property-per-risk excess, aviation (including satellite) and other short-tail reinsurance on a worldwide basis. During 2008, approximately 93% of our gross premiums written, excluding reinstatement premiums, covered property catastrophe reinsurance risks. Property catastrophe reinsurance covers against unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters. We believe that by showing gross premiums written, excluding reinstatement premiums, the underlying business can be more meaningfully interpreted and compared, because reinstatement premiums are a consequence of loss events, as explained more fully in the glossary. The substantial majority of the reinsurance written by IPCRe has been, and continues to be, written on an excess of loss basis for primary insurers rather than reinsurers, and is subject to aggregate limits on exposure to losses. During 2008, we had approximately 258 clients from whom we received either annual/deposit or adjustment premiums, including many of the leading insurance companies around the world. In 2008, approximately 36% of those clients were based in the United States, and approximately 53% of gross premiums written, excluding reinstatement premiums, related primarily to U.S. risks. Our non-U.S. clients and our non-U.S. covered risks are located principally in Europe, Japan, Australia and New Zealand. During 2008, no single ceding insurer accounted for more than 3.7% of our gross premiums written, excluding reinstatement premiums. At December 31, 2008, IPC Holdings had total shareholders’ equity of $1,851 million and total assets of $2,389 million.

In response to a severe imbalance between the global supply of and demand for property catastrophe reinsurance that developed during the period from 1989 through 1993, IPC Holdings and IPCRe were formed as Bermuda companies and commenced operations in June 1993 through the sponsorship of American International Group, Inc. (“AIG”). On August 15, 2006 AIG sold its entire shareholding in an underwritten public offering. As from August 15, 2006, to our knowledge, AIG no longer has any direct ownership interest in the Company.

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

For business that renewed January 1, 2006 the unprecedented level of insured losses from events which occurred in the second half of 2005 resulted in significant increases in pricing for U.S. cedants, especially for contracts with coastal exposures. Generally, contracts renewed with U.S. cedants that had not had claims arising from events in 2004 or 2005 saw price increases in the range of 10% to 25%, while contracts that had incurred losses in 2005 saw increases of between 50% and 100%, or more, and other improved terms and conditions, including significant increases in client risk retentions. As 2006 progressed, a number of reinsurance companies recognized increased losses arising from hurricanes Katrina, Rita and Wilma, some to the extent of having to cease active underwriting operations. Several of these companies had previously written a significant proportion of their business providing retrocessional coverage to reinsurance companies. Because of this additional pressure on market capacity, as well as the increased impact of rating agency requirements, pricing for business renewing at April 1, June 1 and July 1, 2006 saw even greater increases than those experienced at January 1, 2006. Because of the lack of significant catastrophe activity during 2006, many reinsurance companies generated considerable earnings, which allowed them to offer more capacity at January 1, 2007. In addition, some of the reinsurance companies formed in late 2005 and early 2006 increased their capacity through the earnings they generated. As a result of these factors, pricing of January 1, 2007 renewals for U.S. business, while up 15-20% over January 2006 renewals, did not reach the level of pricing seen in the middle of 2006. From July 1, 2007, pricing leveled off and in some cases started to decrease by 5-10%. As there were no significant catastrophes during 2007, especially in the U.S., available capacity continued to grow, despite many companies adopting vigorous capital management programs, with share repurchases reaching record levels within the industry. Some sidecar arrangements, which were established for initial two-year periods, were terminated at the end of 2007, as their capacity was no longer required. Generally for January 1, 2008 renewals, pricing was down between 5% and 15%, other than for regional U.S. business which saw even greater reductions. The only exceptions to the general price decreases were contracts, primarily in Australia and the U.K., which were impacted by catastrophe events that occurred in June and July of 2007.

2008 was an active year in terms of the number of insured losses, particularly those affecting individual risk losses in the first half of the year. This was exacerbated during the second half of the year which included both the third-costliest storm in U.S. history, when hurricane Ike made landfall in the United States, and unprecedented financial losses caused by severe global financial-market disruption. Despite the magnitude of the hurricane Ike catastrophe and the financial losses, the increase in property catastrophe pricing in 2009 compared to 2008 was substantially lower than the increases that followed disasters such as hurricane Andrew in 1992, the terrorist attacks of September 11, 2001, and hurricanes Katrina, Rita, and Wilma in 2005. For the United States rates rose approximately 12% for January 1, 2009 renewals, with wide variations dependent upon loss experience and zone. Rates in continental Europe and the U.K. remained relatively stable with rate increases of up to 8% for January 1, 2009 renewals.

As a result of the terrorist acts of September 11, 2001, for renewals in the period 2002 to 2008 the coverage of claims that are the result of “terrorist acts” was generally excluded from property catastrophe reinsurance contracts covering large commercial risks, but not excluded for personal lines or other coverages except where caused by nuclear, biological or chemical means. During the period 2002 to 2008, IPCRe participated in a number of underwriting pools which cover property losses arising from terrorist acts as a separate hazard.

On November 26, 2002, the Terrorism Risk Insurance Act of 2002 (“TRIA”) was signed into law. It was scheduled to expire at the end of 2005, but was renewed in modified form for 2006 and 2007, and reauthorised for a further seven-year period from 2008 until 2014. TRIA, which does not apply to reinsurance companies such as IPCRe, established a temporary federal program which requires U.S. insurers and other insurers to offer coverage in their commercial property and casualty policies for losses resulting from terrorists’ acts committed by foreign persons or interests in the United States or with respect to specified U.S. air carriers, vessels or missions abroad. The Reauthorization Act of 2007 removes the requirement that acts be committed by an individual acting on behalf of any foreign person or foreign interest to be certified as an “act of terrorism” for the purposes of the Act. The coverage offered may not differ materially from the terms, amounts and other coverage limitations applicable to other policy coverages. Generally, insurers will pay all losses resulting from a covered terrorist act to policyholders, retaining a defined “deductible” and a percentage of losses above the deductible. In its revised form, the insurers’ deductible level is 20% of prior year earned premiums from commercial property and casualty insurance. The federal government will reimburse insurers for 85% of losses above the deductible and, under certain circumstances, the federal government will require insurers to levy surcharges on policyholders to recoup for the federal government its reimbursements paid. The trigger for federal outlays was $100 million.

As a result of TRIA, our participation in coverage for terrorism within the United States declined from 2003 onwards. We have continued to exclude losses resulting from terrorist acts, as defined in this legislation, from U.S. property catastrophe contracts covering large commercial risks incepting January 1, 2009.

On January 22, 2007, Florida legislators passed a bill for the provision of property insurance aimed at reducing hurricane-related insurance costs for Florida homeowners and businesses. This legislation made significant changes to the Florida Hurricane Catastrophe Fund (“FHCF”) and the Citizens Property Insurance Corporation (“Citizens”). The FHCF and Citizens were both formed in late 1992, following hurricane Andrew, to ensure the provision of property insurance in the state. FHCF was formed to provide reinsurance to insurers, and Citizens was created as a state-run insurer of last resort. Prior to the legislative changes passed in January 2007, FHCF provided coverage for 90% of aggregate industry losses in excess of $6 billion, up to an amount of $24 billion. As a result of the legislative changes, authorised coverage was offered for aggregate industry losses in excess of $3 billion, up to an amount of $40 billion. Rates charged by FHCF for such reinsurance protection are significantly lower than can be obtained in the general reinsurance market. Furthermore, insurance companies that buy reinsurance protection from the general reinsurance market are not permitted to pass on the additional cost excess of the cost of protection offered by FHCF, to their customers. There were also a number of other changes that impacted the way in which insurers are able to do business in Florida, and the prices that they charge for the coverage provided. During 2008, Florida’s legislature reviewed various insurance issues, including penalties for insurance companies for failing to comply with the 2007 Florida rate rollback provisions, reinsurance rates, reinsurance utilization and catastrophe modelling. While the legislation reduced the amount of premiums IPCRe received from certain clients during 2007 and 2008, the impact of the legislation has been less than some commentators originally expected. During 2008, the State Board of Administration, as administrator of the FHCF, considered options for providing additional capacity, although we do not expect that any further capacity will have a materially detrimental effect on IPCRe.

Business Strategy

Our principal strategy has been to provide property catastrophe excess of loss reinsurance programs to a geographically diverse, worldwide clientele of primary insurers with whom we maintain long-term relationships. Under excess of loss contracts, we begin paying losses when our customers’ claims from a particular catastrophic event exceed the attachment point, and our maximum liability is known at inception and is capped at an amount specified in our reinsurance contracts. To a lesser extent, we also seek to provide these clients with other excess of loss short-tail reinsurance products. On a limited basis, we provide similar reinsurance programs and products to reinsurers. We occasionally underwrite additional lines of property/casualty coverage, including on a non-excess of loss basis, provided losses can be limited in a manner that is consistent with our strategy, as described below.

The primary elements of our strategy include:

Disciplined Risk Management. We seek to limit and diversify our loss exposure through six principal mechanisms: (i) writing substantially all of our premiums on an excess of loss basis (a basis which limits our ultimate exposure per contract and permits us to determine and monitor our aggregate loss exposure), with generally limited reinstatements. (See table below with respect to how much of our premiums are written excess of loss and proportionally); (ii) adhering to maximum limitations on reinsurance accepted in defined geographical zones; (iii) limiting program size for each client in order to achieve diversity within and across geographical zones; (iv) administering risk management controls appropriately weighted with our modelling techniques, as well as our assessment of qualitative factors (such as the quality of the cedant’s management and capital and risk management strategy); (v) utilizing a range of attachment points for any given program in order to balance the risks assumed with the premiums written; and (vi) prudent underwriting of each program written. We decline to renew existing business if the terms are unfavourable or if the exposure would violate these limitations. We utilize a limited amount of retrocessional protection. Therefore, we retain most of the risk in the reinsurance contracts we write and pay a relatively small amount in retrocession premiums compared to other reinsurers.

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

Disciplined Investment Management. In light of the risks of our underwriting business, our primary investment strategy is capital preservation. Investment guidelines permit direct investments in equities up to a maximum of 20% of the market value of the total portfolio and additionally up to 10% in hedge funds, with a maximum of 25% on a combined basis. Our fixed maturity investments are substantially limited to investment grade or the equivalent thereof, at the time of purchase. As at December 31, 2008 our equity and hedge fund investments consisted predominantly of four managed funds: a U.S. large cap fund, a fund of hedge funds, a north American equity fund and a global equity fund. These investments represented 16.3% of the total fair value of our investment portfolio as at December 31, 2008. As at December 31, 2008, 80.7% of our fixed maturity investments consisted of cash and cash equivalents, U.S. Government Treasuries or other government agency issues and investments with an AAA or AA rating.

In October 2007, our Board of Directors established a Business Development Committee to focus on pursing new business strategies. We are considering the benefits of entering into other classes of business, including through business combination, merger or acquisition., in order to reduce the volatility inherent in focusing on property catastrophe reinsurance and to optimize capital utilization. Such new lines of business may include longer-tail exposures.

Business

General. We provide treaty reinsurance principally to insurers of personal and commercial property worldwide. As described below, we write most reinsurance on an excess of loss basis. Our policies are limited to losses occurring during the policy term. Our property catastrophe reinsurance coverages, which accounted for 93% of our gross premiums written, excluding reinstatement premiums, during 2008, are generally “all-peril” in nature, subject to various policy exclusions. Our predominant exposure under such coverages is to property damage from unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes and volcanic eruptions, although we are also exposed to losses from sources as diverse as freezes, riots, floods, industrial explosions, fires, and other man-made or natural disasters. The balance of premiums written is derived from aviation (including satellite), property-per-risk excess of loss and other short-tail reinsurance. In accordance with market practice, our property catastrophe reinsurance coverage generally excludes certain risks such as war, pollution, nuclear contamination and radiation. During the period 2002 to 2008, IPCRe participated in a number of underwriting pools which cover property losses arising from terrorist acts as a separate hazard.

Because we underwrite property catastrophe reinsurance and have large aggregate exposures to natural and man-made disasters, our loss experience generally has included and is expected to continue to include infrequent events of great severity. Consequently, the occurrence of losses from catastrophic events has caused and is likely to continue to cause our financial results to be volatile. In addition, because catastrophes are an inherent risk of our business, a major event or series of events, such as occurred during 1998, 1999, 2001, 2004, 2005 and 2008 can be expected to occur from time to time. In the future, such events could have a material adverse effect on our financial condition or results of operations, possibly to the extent of eliminating our shareholders’ equity. Increases in the values and concentrations of insured property and the effects of inflation have resulted in increased severity of industry losses in recent years, and we expect the severity of catastrophe losses will increase in the future.

We currently seek to determine and monitor our maximum loss exposure principally by offering most of our products on an excess of loss basis, with generally limited reinstatement premiums, adhering to maximum limitations on reinsurance accepted in defined geographic zones, limiting program size for each client and prudent underwriting of each program written. In addition, our policies contain limitations and certain exclusions from coverage. There can be no assurance that our efforts to limit exposure by using the foregoing mechanisms will be successful. In addition, geographic zone limitations involve significant judgements, including the determination of the area of the zones and the inclusion of a particular policy within a zone’s limits. Underwriting is inherently a matter of judgement, involving important assumptions about matters that are unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance.

Our principle types of reinsurance products are catastrophe excess of loss reinsurance, risk excess of loss reinsurance, retrocessional reinsurance and aviation reinsurance, including satellite.

We diversify our risk by, to a limited extent, writing other short-tail coverages, including marine, surety, crop, kidnap and ransom and related exposures.

The following table sets out our gross premiums written excluding reinstatement premiums, and compares the amounts of excess of loss treaties and proportional treaties.

	Year ended December 31,
	2008		2007		2006
Type of Reinsurance Assumed	Premiums Written	Percentage of Premiums Written	Premiums Written	Percentage of Premiums Written	Premiums Written	Percentage of Premiums Written
	(in thousands)		(in thousands)		(in thousands)
Excess of loss treaties	$348,304	93.9%	$379,168	96.9%	$410,624	97.0%
Proportional treaties	$22,554	6.1%	$11,946	3.1%	$12,514	3.0%

The following table sets out our gross premiums written, excluding reinstatement premiums, by type of reinsurance.

	Year ended December 31,
	2008		2007		2006
Type of Reinsurance Assumed	Premiums Written	Percentage of Premiums Written	Premiums Written	Percentage of Premiums Written	Premiums Written	Percentage of Premiums Written
	(in thousands)		(in thousands)		(in thousands)
Catastrophe excess of loss	$297,714	80.3%	$349,061	89.2%	$349,861	82.7%
Risk excess of loss	10,666	2.9%	11,679	3.0%	11,289	2.7%
Retrocessional reinsurance	36,035	9.7%	13,483	3.5%	44,576	10.5%
Aviation	18,125	4.9%	9,095	2.3%	7,833	1.8%
Other	8,318	2.2%	7,796	2.0%	9,579	2.3%

Total	$370,858	100.0%	$391,114	100.0%	$423,138	100.0%

We believe that by showing gross premiums excluding reinstatement premiums, the underlying business can be more meaningfully interpreted and compared.

For more detailed information on our income and total assets, we refer to the financial statements filed under Item 8 of this Annual Report on Form 10-K.

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

Aviation Reinsurance. We also write a small amount of short-tail aviation reinsurance on proportional and excess of loss bases. Although they primarily involve property damage, these aviation risks may involve casualty coverage arising from the same event causing the property damage. In 2008, this includes business written in four pro rata satellite contracts, where the underlying insurance is written on an excess of loss basis.

Other Lines of Business. Other lines include a reinsurance quota share of kidnap and ransom and related exposures; some marine excess of loss reinsurance contracts; surety; and some miscellaneous property reinsurance covers, on both a pro rata and excess of loss basis.

Geographic Diversification

Since inception, we have sought to diversify our exposure across geographic zones around the world in order to obtain the optimum spread of risk. We divide our markets into geographic zones and limit the coverage we are willing to provide for any risk located in a particular zone, so as to limit to a predetermined level our net aggregate loss exposure from all contracts covering risks believed to be located in that zone. Contracts that have “worldwide” territorial limits are likely to have exposures in several geographic areas.

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

The following table sets out our gross aggregate in-force liability allocated to various zones of coverage exposure at January 1, 2009, 2008 and 2007. Our aggregate limits will be reduced to the extent that business is ceded to our reinsurance facilities (see “Retrocessional Reinsurance Purchased” below).

	Aggregate Limit of Liability at January 1,
Geographic Area	2009	2008	2007
	(in thousands)	(in thousands)	(in thousands)
United States
New England	$1,134,033	$1,086,119	$1,170,011
Atlantic	1,185,585	1,121,629	1,168,499
Gulf	1,095,209	1,043,764	1,082,124
North Central	1,135,048	1,087,694	1,124,824
Mid West	1,106,339	1,057,154	1,087,171
West	1,104,929	1,056,582	1,113,517
Alaska	1,021,139	959,222	944,022
Hawaii	993,901	931,044	909,927
Total United States (1)	1,247,945	1,183,689	1,247,219
Canada	446,975	483,003	396,461
Worldwide (2)	44,425	27,790	39,000
Worldwide (excluding the United States) (3)	39,165	34,822	29,065
Northern Europe	1,069,610	1,096,600	970,220
Japan	310,857	274,225	315,925
Australia and New Zealand	181,997	206,928	326,535
Maximum permitted (4)	1,295,663	1,488,022	1,393,669

Notes:

(1)    The United States in aggregate is not a zone. The degree of “double-counting” in the 8 U.S. zones is illustrated by the relation of the aggregate in-force limit of liability for the United States compared to the individual limits of liability in the 8 zones.

(2) Includes contracts that cover risks in two or more geographic areas, including the United States.

(3) Includes contracts that cover risks in two or more geographic areas, excluding the United States.

(4)    The maximum zonal exposure permitted is the amount approved by the board of directors from time to time and is established annually on the basis of, and as a proportion of, shareholders’ equity in accordance with our risk management policies.

The effectiveness of geographic zone limits in managing risk exposure to an event depends on the degree to which an actual event is confined to the zone in question and on our ability to determine the actual location of the risks believed to be covered under a particular reinsurance program. Accordingly, there can be no assurance that risk exposure in any particular zone will not exceed that zone’s limits. In addition, there may be multiple events in multiple zones.

If a proposed reinsurance program would cause the maximum zonal exposure limit then in effect to be exceeded, the program would be declined, regardless of its desirability, unless we utilize retrocessional coverage, such as our proportional reinsurance facilities discussed in “Retrocessional Reinsurance Purchased” below, thereby reducing the net aggregate exposure to the maximum limit permitted, or less. If we were to suffer a net financial loss in any fiscal year or any other reduction in shareholders’ equity, for the remainder of that year our zonal exposures would exceed the predetermined limits per zone, which would be reduced in the next year. During 2006, we reduced the maximum limit of exposure per geographic zone, as we sought to implement a number of risk management policies aimed to mitigate volatility, following the losses we incurred as a result of hurricane Katrina. During 2007 and 2008, we continued with these risk management policies.

Currently, we have divided the United States into 8 geographic zones and our other markets, including Europe and Japan, into a total of 18 zones. Zones are designated as geographic areas which, based on historic catastrophe loss experience reflecting actual catastrophe events and property development patterns, we believe are most likely to absorb a large percentage of losses from one catastrophic event. These zones are determined using computer modelling techniques and underwriting assessments. The zones may vary in size, level of population density and commercial development. The zones with the greatest exposure written by IPC are located in the United States, in particular the Atlantic and New England regions, and northern Europe. The parameters of these geographic zones are subject to periodic review and change.

The following table sets out gross premiums written, excluding reinstatement premiums, and the percentage of such premiums allocated to the zones of coverage exposure.

	Year ended December 31,
	2008		2007		2006
Geographic Area (1)	Premiums Written	Percentage of Premiums Written	Premiums Written	Percentage of Premiums Written	Premiums Written	Percentage of Premiums Written
	(in thousands)		(in thousands)		(in thousands)
United States	$196,522	53.0%	$221,035	56.5%	$205,866	48.7%
Worldwide (2)	25,392	6.8%	17,412	4.5%	58,293	13.8%
Worldwide (excluding the United States) (3)	3,886	1.0%	4,098	1.0%	9,106	2.1%
Europe	102,369	27.6%	103,493	26.5%	107,920	25.5%
Japan	20,805	5.6%	20,768	5.3%	22,907	5.4%
Australia and New Zealand	12,767	3.4%	19,174	4.9%	15,595	3.7%
Other	9,117	2.6%	5,134	1.3%	3,451	0.8%

Total	$370,858	100.0%	$391,114	100.0%	$423,138	100.0%

Notes:	(1) Except as otherwise noted, each of these categories includes contracts that cover risks located in the designated geographic area.

(2) Includes contracts that cover risks in two or more geographic zones, including the United States.

(3) Includes contracts that cover risks primarily in two or more geographic zones, excluding the United States.

Underwriting and Program Limits

In addition to geographic zones, we seek to limit our overall exposure to risk by pursuing a disciplined underwriting strategy which limits the amount of reinsurance we will supply in accordance with a particular program or contract, so as to achieve diversification within and across geographical zones. Commencing January 2004, the maximum exposure was generally limited to $60 million per program. During 2006, we reduced the program limit to $50 million, as we sought to implement a number of risk management policies following the losses we incurred as a result of hurricane Katrina. The program limits subsequently continued at $50 million. Under the authority of the Chief Executive Officer, we have exceeded these limits in a small number of instances. We also attempt to distribute our exposure across a range of attachment points. Attachment points vary and are based upon our assessment of the ceding insurer’s market share of property perils in any given geographic zone to which the contract relates, as well as the capital needs of the ceding insurer.

Prior to reviewing any program proposal, we consider the appropriateness of the cedant, including the quality of its management and its capital and risk management strategy. In addition, we request that each proposed reinsurance program received includes information on the nature of the perils to be included and detailed aggregate information as to the location or locations of the risks covered under the catastrophe contract. Additional information would also include the cedant’s loss history for the perils being reinsured, together with relevant underwriting considerations which would impact exposures to catastrophe reinsurers. We first evaluate exposures on new programs in light of the overall zone limits in any given catastrophe zone, together with program limits and contract limits, to ensure a balanced and disciplined underwriting approach. If the program meets all these initial underwriting criteria, we then evaluate the proposal in terms of its risk/reward profile to assess the adequacy of the proposed pricing and its potential impact on our overall return on capital. Once a program meets our requirements for underwriting and pricing, the program would then be authorised for acceptance.

We use sophisticated modelling and other technology in our underwriting techniques. Each authorised line is registered on the reinsurance data system we use for both underwriting and aggregate control purposes. This system enables both management and underwriters to have on-line information regarding both individual exposures and zonal aggregate concentrations. Submissions are recorded to determine and monitor their status as being pending, authorised, or bound.

In addition to the reinsurance data system, we use computer modelling to measure and estimate loss exposure under both simulated and actual loss scenarios and in comparing exposure portfolios to both single and multiple events. Since 1993, we have contracted AIR Worldwide Corporation for the use of their proprietary models, currently CATRADER ®, as part of our modelling approach. These computer-based loss modelling systems utilize A.M. Best’s data and direct exposure information obtained from our clients, to assess each client’s catastrophe management approach and adequacy of their program’s protection. Modelling is part of our underwriting criteria for catastrophe exposure pricing. The majority of our client base also use one or more of the various modelling consulting firms in their exposure management analysis, upon which their catastrophe reinsurance buying is based. In addition, we sometimes perform or contract for additional modelling analysis when reviewing our major commitments. The combination of reinsurance system information, together with CATRADER ® modelling, enables us to monitor and control our acceptance of risk.

Generally, the proposed terms of coverage, including the premium rate and retention level for excess of loss contracts, are set by the lead reinsurer and agreed to by the client and broker. On placements requiring large market capacity, typically the broker strives to achieve a consensus of proposed terms with many participating underwriters to ensure placement. On both U.S. and non-U.S. business, we act in many cases as a lead or consensus lead reinsurer. When not the lead, we sometimes actively negotiate additional terms or conditions. If we elect to authorize participation, the underwriter will specify the percentage or monetary participation in each layer, and will execute a contract wording to formalize coverage.

We have procedures to ensure that all acceptances are made in accordance with our underwriting policy and aggregate control. Each underwriting individual is given an underwriting authority, limits above which must be submitted for approval to the Chief Executive Officer. All new acceptances are reviewed by senior underwriting personnel.

Generally, 60% of premiums (excluding reinstatement premiums) we write each year are for contracts which have effective dates in the first quarter, about 25% in the second quarter and about 10% in the third quarter. Premiums are generally due in instalments, either quarterly or semi-annually, over the contract term, with each instalment usually received within 30 days of the due date.

Retrocessional Reinsurance Purchased

Since January 1, 1999, we have utilized a proportional reinsurance facility covering property catastrophe business written by IPCRe. The facility provides coverage in each of at least 5 named zones, and potentially other zones of our choosing, provided that the risks in those zones do not accumulate with those in the named zones. The United States and the Caribbean are excluded zones. The named zones are the United Kingdom; Europe (excluding the U.K.); Australia / New Zealand; Japan and Other. Effective January 1, 2006, the facility provided coverage of up to $75 million in each of the named zones. Effective January 1, 2007, the facility provided coverage of up to $75 million in each of the named zones, with the exception of the U.K., where the facility provided coverage of up to $100 million. Business ceded to the facility is solely at our discretion. Within these limitations, we may designate the treaties to be included in the facility, subject to IPCRe retaining at least

50% of the risk. The premium ceded is pro rata, less brokerage, taxes and an override commission. Most reinsurers participating in the facility have financial strength ratings issued by S & P and/or A.M. Best of A or above, and the minimum rating is A- at the time of acceptance. This facility has been renewed annually and the bound participation has varied between 92.0% and 25.0%. Participation in 2008 was 25.0% and IPCRe co-participates on the balance. The bound participation for 2009 is 28.0% and the limits of the treaty remain unchanged.

Effective January 1, 2002 we arranged a Property Catastrophe Excess of Loss reinsurance facility in respect of certain property business written by IPCRe. This facility covers first limits of loss only for the business ceded to this facility, and all subsequent reinstatement premiums and further events’ losses in that year are retained by IPCRe. Business ceded to this facility includes worldwide business excluding the United States and Canada. IPCRe originally ceded $15 million ultimate net loss in the aggregate per contract year to the facility. IPCRe’s retention is $10 thousand in the aggregate. This facility was renewed at January 1, 2003 and annually thereafter with a reinsurer whose rating is AA-. For 2006 coverage was decreased to $30 million excess of $10 thousand in the aggregate. At January 1, 2007 the facility was renewed with the same terms as the expiring contract. Effective January 1, 2008 the facility was not renewed and effective January 23, 2009 all liabilities were commuted.

Effective December 1, 2008 we purchased a common account reinsurance protection in respect of our participation in a specific pro rata aviation treaty written by IPCRe which was effective on the same date.

Marketing

Our customers are generally sophisticated, long-established insurers who understand the risks involved and who desire the assurance not only that claims will be paid but that reinsurance will continue to be available after claims are paid. Catastrophic losses can be expected to affect financial results adversely from time to time, and we believe that our financial stability, ratings and adequacy of capital (as well as our service and innovation) are essential for creating long-term relationships with clients, and that such relationships are key to creating long-term value for the Company and our shareholders. During 2008, no single ceding insurer accounted for more than 3.7% of our gross premiums written, excluding reinstatement premiums.

We market our reinsurance products worldwide through non-exclusive relationships with more than 50 of the leading reinsurance brokers active in the U.S. and non-U.S. markets for property catastrophe reinsurance.

Based on premiums written during the year ended December 31, 2008, the four broker groups from which we derived the largest portions of our business in 2008 (with the approximate percentage of our premium volume derived from such group, excluding reinstatement premiums) are Marsh & McLennan Companies, Inc. (26.7%), Aon Corp. and affiliates (24.6%), Willis Group (17.1%), and Benfield Group (13.0%). In December 2008, Aon Benfield was formed through the merger between Aon Re Global and Benfield. For the years ended December 31, 2007 and 2006 respectively, the approximate percentages on a comparative basis were: Marsh—34.0% and 30.3%; Aon—25.1% and 27.7%; Willis—15.1% and 16.4%; and Benfield—11.1% and 12.0%. During the year ended December 31, 2008, we had in force reinsurance contracts with only nine ceding companies which were not derived from a reinsurance broker; otherwise, our products are marketed exclusively through brokers. All brokerage transactions are entered into on an arm’s-length basis.

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

We establish additional reserves where we believe that the ultimate loss amount is greater than that reported to us by the ceding company. These reserves, which provide for development on reported losses, are known as RBNE. We also establish reserves for losses incurred as a result of an event known to us but not reported to us by the cedant. These IBNR reserves, together with RBNE reserves, are established for both catastrophe and other losses. To estimate the portion of loss and loss adjustment expenses relating to these claims for the year, we review our portfolio of business relevant to the event to determine where the potential for loss may exist. Industry loss data, as well as actual experience, knowledge of the business written by us and general market trends in the reinsurance industry, are considered for the establishment of reserves. We may also use CATRADER ® to measure and estimate loss exposure under the actual event scenario, if available. The sum of the individual estimates derived from the above methodology provides us with an overall estimate of the loss reserve for the company as a whole. We have contracted a leading worldwide independent firm of actuaries to conduct a review of our loss reserves on a semi-annual basis.

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

The following table presents an analysis of paid, unpaid and incurred losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses for the years indicated:

	2008	2007	2006
	(in thousands)	(in thousands)	(in thousands)
Gross loss reserves, beginning of the year	$395,245	$548,627	$1,072,056
Loss reserves recoverable, beginning of the year	(17,497)	(1,989)	(1,054)

Total net reserves, beginning of year	377,748	546,638	1,071,002

Net losses incurred related to:
Current year	206,578	154,657	24,697
Prior years	(50,946)	(29,734)	33,808

Total incurred losses	155,632	124,923	58,505

Net paid losses related to:
Current year	(45,087)	(25,572)	(3,248)
Prior years	(126,471)	(271,299)	(582,248)

Total paid losses	(171,558)	(296,871)	(585,496)

Effect of foreign exchange movements	(8,700)	3,058	2,627
Total net reserves, end of year	353,122	377,748	546,638
Loss reserves recoverable, end of year	2,771	17,497	1,989

Gross loss reserves, end of year	$355,893	$395,245	$548,627

For certain catastrophic events there is considerable uncertainty underlying the assumptions and associated estimated reserves for losses and loss adjustment expenses. Reserves are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments could require a material change in the amount estimated. For example, the initial estimate for hurricane Ike was based on industry insured loss estimates, output from industry and proprietary models, a review of contracts potentially affected by the events, information received from both clients and brokers and management judgement. It has been assumed that underlying policy terms and conditions are upheld during the loss adjustment process. The ultimate net impact of losses from this event on the Company’s net income could differ substantially from the initial estimate. Such adjustments, if necessary, are reflected in results of operations in the period in which they become known.

Losses incurred in the year ended December 31, 2008 were predominantly due to hurricane Ike that struck the Gulf Coast of the United States in September, the storm that impacted Queensland, Australia, the flooding in Iowa, the Alon Refinery explosion in Texas and hurricane Gustav. The net amount recorded for hurricane Ike was $160 million. Net losses incurred in the year ended December 31, 2008 in respect of prior years were reductions in ultimate net losses relating to a number of prior year events, predominantly from 2005 and 2007, with adjustments mainly related to the 2007 Australian storm and subsequent flooding, the 2007 U.K. floods and hurricane Katrina, as a result of further information received from cedants during 2008.

Losses incurred in the year ended December 31, 2007 were predominantly due to windstorm Kyrill that swept across northern Europe, the storm and subsequent flooding that affected parts of New South Wales, Australia, the flooding that impacted parts of northern England in June and the flooding that impacted various parts of the United Kingdom in July. Net amounts recorded for these events were $138 million in the aggregate. Net losses incurred in the year ended December 31, 2007 in respect of prior years were reductions in the ultimate estimated losses, in particular the major windstorms of 2005.

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

The following table represents the development of our GAAP balance sheet reserves for the period 1998 to 2008. This table does not present accident or policy year development data. The first line of the data in the table shows the gross reserves for losses and loss adjustment expenses at the balance sheet date for each of the indicated years. This represents the estimated amounts of losses and loss adjustment expenses arising in the current year and all prior years that are unpaid at the balance sheet date, including IBNR reserves. The table also shows the re-estimated amount of previously recorded reserves based on experience as of each of the succeeding years. The “cumulative redundancy (deficiency) on gross reserves” represents the aggregate change in gross liability to date from the indicated estimate of the gross reserve for losses and loss adjustment expenses at the balance sheet date for each of the indicated years. These cumulative redundancies and deficiencies on gross reserves highlight the difficulties of estimating initial loss reserves.

Year ended December 31, (in millions of U.S. dollars)	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
Gross reserve for losses & loss adjustment expenses	52.0	111.8	60.1	162.1	119.5	123.3	274.4	1,072.1	548.6	395.2	355.9
1 year later	65.2	146.9	62.4	169.0	136.9	110.7	327.1	1,107.9	522.3	324.5
2 years later	65.2	143.1	60.3	178.1	131.0	111.1	323.9	1,072.2	500.3
3 years later	60.8	142.6	60.8	174.4	128.3	105.7	318.1	1,049.6
4 years later	60.9	143.1	60.2	172.5	124.2	102.4	315.4
5 years later	60.8	143.3	59.5	169.2	122.4	100.0
6 years later	62.2	142.6	58.5	170.9	120.9
7 years later	61.3	141.9	58.5	170.9
8 years later	61.5	142.2	58.6
9 years later	61.7	142.4
10 years later	62.3
Cumulative gross paid losses
1 year later	37.3	97.7	24.4	79.7	47.9	35.7	176.7	582.5	273.3	130.4
2 years later	50.0	116.7	39.5	115.2	75.7	59.2	229.6	835.0	340.3
3 years later	52.0	126.9	44.3	130.6	89.9	69.2	257.5	896.2
4 years later	53.6	130.6	49.4	143.5	98.0	75.0	269.5
5 years later	54.4	134.2	51.4	150.4	102.4	78.5
6 years later	56.8	136.0	52.2	154.5	104.5
7 years later	57.2	136.4	52.6	156.3
8 years later	57.3	136.7	53.7
9 years later	57.4	137.9
10 years later	58.5
Gross reserve for losses and loss adjustment expenses	52.0	111.8	60.1	162.1	119.5	123.3	274.4	1,072.1	548.6	395.2
Gross liability re-estimated	62.3	142.4	58.6	170.9	120.9	100.0	315.4	1,049.6	500.3	324.5
Cumulative redundancy (deficiency) on gross reserves	(10.3)	(30.6)	1.5	(8.8)	(1.4)	23.3	(41.0)	22.5	48.3	70.7

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” contained in the Annual Report, and the discussion on the reserve for losses and loss adjustment expenses above, for further information on the reasons for the deficiencies of 1999 and 2004.

Investments

General.

Our current investment strategy is defined primarily by the need to safeguard our capital, since we believe that the risks inherent in catastrophe reinsurance should not be augmented by a speculative investment policy. For this reason our investment policy is conservative with a strong emphasis on the quality and liquidity of investments. At December 31, 2008, other than cash, our investments consisted of high-grade marketable fixed maturity investments, including U.S. Government treasuries and mortgage-backed securities issued by U.S. Government sponsored entities, certain equity investments in mutual funds and an investment in a fund of hedge funds. Corporate bonds represented 67% of total fixed maturity investments at December 31, 2008, and of these 42% were issued by non-U.S. corporations and 58% by U.S. corporations. Our investment policy also stresses diversification and at December 31, 2008 we had 111 different issuers in the portfolio with only two issuers (European Investment Bank and Federal National Mortgage Association) that individually represented more than 5% of our portfolio. Guidelines are also set which limit permitted issuers, the amount of non-U.S. dollar denominated securities and the target duration of the portfolio. Our investment guidelines are reviewed periodically and are subject to change at the discretion of the Board of Directors.

The following table summarizes the fair value of our investments and cash and cash equivalents as of December 31, 2008 and 2007:

	December 31,
Type of Investment	2008	2007
	(in thousands)
Fixed Maturities
U.S. Government treasuries	$17,653	$—
U.S. Government agencies	179,105	224,135
Non-U.S. governments	62,731	85,009
Banking and financial	825,617	771,714
Other corporate	368,693	404,814
Supranational entities	236,803	317,603
Mortgage-backed securities	102,418	—

Total Fixed Maturities	1,793,020	1,803,275

Equities
Investments in mutual funds	196,602	426,481
AIG Select Hedge Fund	159,709	192,824
Other equity investments	8,836	11,178

Total Equities	365,147	630,483

Cash and cash equivalents	77,020	39,486

	$2,235,187	$2,473,244

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” . SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. In accordance with our adoption of SFAS 159 on January 1, 2007 the investments are now reported as “Trading” under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”. Due to adoption of SFAS 159 we record changes to the fair value of our investment portfolio as net (losses) gains on investments in our consolidated statements of income. Simultaneous to the adoption of SFAS 159 we also adopted SFAS 157.

The Company early-adopted SFAS 157 as of January 1, 2007. This adoption did not amend the carrying value of our fixed maturity and equity investments as they were previously carried at fair value. SFAS 157 required all unrealized gains and losses in our investment portfolio to be reclassified from accumulated other comprehensive income within shareholders’ equity on our consolidated balance sheets to retained earnings as of January 1, 2007. This cumulative-effect adjustment reclassifying unrealized gains and losses was $128.0 million, which represented the difference between the cost or amortised cost of our investments and the fair value of those investments at December 31, 2006.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which permits a one-year deferral of the application of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 is effective in conjunction with SFAS 157 for interim and annual financial statements issued after January 1, 2008. FSP FAS 157-2 is not expected to have an effect on the Company as it does not have goodwill and other intangible assets.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. This FSP clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in the determination of the fair value of a financial asset when the market for that asset is not active. The key considerations illustrated in the FSP FAS 157-3 example include the use of an entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates, appropriate risk adjustments for nonperformance and liquidity risks, and the reliance that an entity should place on quotes that do not reflect the result of market transactions. FSP FAS 157-3 was preceded by a press release that was jointly issued by the Office of the Chief Accountant of SEC and the FASB staff on September 30, 2008 which provided immediate clarification on fair value accounting based on the measurement guidance of SFAS 157. FSP FAS 157-3 was effective upon issuance. FSP FAS 157-3 was considered in management’s process for determination of fair value.

Fair value hierarchy

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

Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these instruments does not entail a significant degree of judgement.

Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly.

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Investments are carried at fair value. The fair values for all investments are sourced from third parties. In accordance with our investment guidelines, our investments consist of high-grade marketable fixed maturity investments, including U.S. Government treasuries and mortgage-backed securities issued by U.S. Government sponsored entities, certain equity investments in mutual funds and an investment in a fund of hedge funds.

Prices reported to us by our investment managers, as provided by independent pricing services (“pricing services”) form the basis of the fair value of fixed maturity investments. The market makers are the primary pricing source used by our investment managers although the ultimate valuations also rely on other data inputs and models. Both market-makers and the alternative pricing services’ valuation models rely on a variety of observable inputs to calculate a fixed maturity investment’s fair value. Observable inputs that may be used include the following: benchmark yields (Treasury and swaps curves), transactional data for new issuance, broker quotes, cash flows, recent issuance, supply, sector and issuer level spreads, credit ratings, maturity, weighted average life, capital structure, corporate actions, underlying collateral, loan performance, comparative bond analysis and third-party pricing sources. In order to monitor the quality of the prices, the pricing services and the investment managers perform data integrity checks and quality management processes.

It is ultimately management’s responsibility to determine whether the values received and recorded in the financial statements are representative of appropriate fair value measurements. In respect of our fixed maturity investments, we periodically assess valuation relative to current financial market conditions. We also consider any valuation disparities between the custodian and investment managers and supplement this with our own independent verification to external pricing sources. In addition to this the Company’s custodian, on behalf of the Company, performs validation checks on the prices used to ensure no missing or stale pricing and to ensure that the price derived from the pricing source compares reasonably with its peer pricing services. Any material differences are investigated and resolved. As of December 31, 2008 100% of our fixed maturity investments were valued using pricing services. There have been no adjustments to the prices obtained from the pricing services. Our valuation procedures also consider the credit quality composition of the portfolio and any significant migrations in the credit quality of our holdings from period to period.

It may be possible that the use of different pricing methodologies and assumptions may have a material effect on the estimated fair value amounts. During periods of market disruption including periods of significantly rising or falling interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of the Company’s fixed maturity investments if trading becomes infrequent, or market data becomes less available or there is a decrease in observable inputs. In such cases, more fixed maturity investment valuations would require the use of management judgement. As such, valuations may include inputs and assumptions that are unobservable or require greater estimation as well as valuation methods which are more sophisticated or require greater estimation thereby resulting in values which may be less than the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within the Company’s consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on the Company’s results of operations and financial condition. As at December 31, 2008, we did not have any significant fixed maturity investments that were not rated and all of our fixed maturity investments were classified as Level 1 or Level 2.

The following table shows how our investments are categorised under SFAS 157 at December 31, 2008:

Description	Fair Value Measurements at December 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	($ in thousands)	($ in thousands)	($ in thousands)	($ in thousands)
U.S. Government Treasuries	17,653	17,653	—	—
Other fixed maturity investments	1,775,367	—	1,775,367	—

Total fixed maturity investments	1,793,020	17,653	1,775,367	—

AIG Select Hedge Fund	159,709	—	—	159,709
Investments in mutual funds	196,602	—	196,602	—
Other equity investments	8,836	—	8,836	—

Total equity investments	365,147	—	205,438	159,709

Total	2,158,167	17,653	1,980,805	159,709

Included within the category fixed maturity investments are bonds issued by the U.S. Treasury. We believe that the market for U.S. Government Treasury securities is an actively traded market given the high level of trading volume and the auction process and therefore we are classifying them as Level 1. For our remaining fixed maturity investments, which trade in less active markets, but continue to be valued using observable inputs, we are classifying them as Level 2. Also included within the category fixed maturity investments is our mortgage-backed securities portfolio. Our investment in mortgage-backed securities was a new asset class introduced during the year ended December 31, 2008, with securities being purchased in August 2008. The decision to invest in this asset class had been made much earlier in the year, with the strategy being to focus predominantly on agency pass-through securities. The purpose of the allocation is to provide greater diversification to our overall fixed maturity portfolio. As part of the mortgage-backed securities portfolio, our investment guidelines permit participating in to-be-announced securities (“TBAs”). During the year ended December 31, 2008 we participated in TBAs. Mortgage-backed securities are typically traded on a to-be-announced basis. By acquiring a TBA, the Company makes a commitment to purchase a future issuance of mortgage-backed securities. As part of the mortgage-backed securities portfolio, the investment guidelines allow the Company to enter into long and short TBA positions, which are deliverable within a month. As at December 31, 2008, the Company held no TBA positions.

Our investments in equities predominantly comprise holdings of units in three mutual funds and the fund of hedge funds. Our fund of hedge funds is classified as Level 3 as discussed below.

Investments in mutual funds are stated at fair value as determined by the most recently reported net asset value as advised by the funds. The AIG Global Equity Fund is incorporated in Ireland, managed by AIG Global Investment Fund Management Limited and invests predominantly in large capitalized companies operating in diverse sectors of global equity markets. The AIG American Equity Fund is also incorporated in Ireland, managed by AIG Global Investment Fund Management Limited and invests predominantly in large capitalized companies operating in diverse sectors of north America. The AIG US Large Cap Fund is also incorporated in Ireland, managed by AIG Global Investment Fund Management Limited and seeks to achieve capital growth by investing at least 90% in companies whose assets, products or operations are based in the United States or included in the Russell 1000 Index. During the year ended December 31, 2008, we disposed of our investment in the Vanguard U.S. Futures Fund, which is an Ireland-based fund with attributes similar to those of the S & P 500 Index. Any dividends received from these funds are reinvested in the respective fund. These funds have daily reported net asset values (“NAV”)—with the funds’ holdings predominantly in publicly quoted securities, with daily redemptions allowed and with no associated liquidity restrictions. Due to the funds’ values being current NAVs, with no significant lock ups, no delays in withdrawal and not publicly quoted prices, we are classifying the other equity investments as Level 2.

Other equity investments represent equity securities and fixed maturities held in rabbi trusts maintained by the Company for deferred compensation plans and are classified within the valuation hierarchy as Level 2, on the same basis as the Company’s other equity securities and fixed maturities.

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

Level 3 financial assets.

The following table presents the fair market value of the Company’s Level 3 financial assets (and liabilities) as at December 31, 2008:

Fair value measurements using significant unobservable inputs (Level 3)
Year ended December 31, 2008 ($ in thousands)
Beginning balance as at January 1, 2008	—
Transfers in and/or out of Level 3	192,254
Total realized and unrealized (losses) gains included in earnings	(32,545)
Purchases, issuance, and settlements	—

Ending balance at December 1, 2008	159,709

The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2008	(32,545)

The company uses beginning values for the accounting for transfers in and out of Level 3.

The AIG Select Hedge Fund (“Select Hedge”), a limited company incorporated in the Cayman Islands, managed by a subsidiary of AIG, invests in a number of hedge funds, typically 30 to 40, managed by unrelated parties, with a variety of investment strategies. The purpose of this investment is to provide additional diversification of our portfolio as a whole, and to potentially improve overall yield. Any dividends received are reinvested in the fund.

The Select Hedge has a monthly reported net asset value – where the fund’s holdings can be in various publicly quoted and unquoted investments. Because Select Hedge invests in 30-40 underlying third party funds, there is a one-month delay in its valuation. As a result, the most recently advised NAV of Select Hedge included in our financial statements at the end of each quarter has historically been based upon the NAVs of the underlying funds at the end of the preceding month. The Select Hedge had previously been classified as Level 2 because we were using the final NAV which was an observable input. However, due to the significant market volatility during the year ended December 31, 2008 and the guidance set out in FSP FAS 157-3 we have used the most recently available NAV plus an estimate of the NAV performance of Select Hedge for the most recent month to allow us to incorporate all readily-available information into the valuation as reported within the Company’s consolidated financial statements. The use of the estimated NAV in respect of the Select Hedge increased the level of unobservable inputs. Hence, we have classified the Select Hedge as Level 3. The estimated NAV is obtained from the fund’s investment manager who derives an estimate of the performance of the Select Hedge based on the month-end positions from the underlying third party funds. In order to obtain comfort over the reasonableness of this estimated NAV, we assessed the difference between the estimated NAVs and final month-end NAVs to ensure that there have been no significant variances in the past. Any movement in the estimated NAV relative to the final NAV of Select Hedge would be recorded in the following reporting period.

As stated above, it is ultimately management’s responsibility to determine fair values of the Company’s investments. In order to verify the quality of the NAV provided by Select Hedge on a monthly basis, management perform certain procedures to assess the quality by comparison to the monthly estimated NAV to that month’s final NAV (drift analysis). Management also performs this on an annual basis by comparing the year-end NAV to the audited financial statements and investigates any significant movements. In addition to the monthly and annual checks, management hold regular calls with the Select Hedge investment manager to understand and assess the reasonability of the change in NAV.

As part of the annual financial close process, management obtains the fund’s administrator’s Statement on Auditing Standard No. 70, “Reports on the Processing of Transactions by Service Organizations” (“SAS 70”) report. The SAS 70 is an internationally recognized auditing standard on the processing of transactions by service organizations developed by the American Institute of Certified Public Accountants. Management also performs an onsite visit at the fund manager to assess their procedures and controls for ongoing monitoring of the valuation of the underlying funds and of the Select Hedge NAV.

Excluding the sub-class shares which are described below, Select Hedge permits monthly withdrawals, although there is a notification period of 3 business days prior to the last business day of a month for the redemption to be effective on the last business day of the next following month. Approximately 90% of the proceeds from a redemption will generally be paid within 20 business days after the redemption date, with the balance paid following the Select Hedge’s year-end audit.

During January 2009, we redeemed $50 million of our position in the Select Hedge. The Company expects to receive 90% of the proceeds 20 business days after the redemption date of January 31, 2009, with the remainder upon completion of the audit of the fund. This redemption is in compliance with the terms described in the paragraph above and did not include any redemption of the sub-class shares as described below.

In response to current market conditions, Select Hedge has introduced “side pockets”, which are sub-funds within Select Hedge that have restricted liquidity which may potentially extend over a much longer period than the typical liquidity of Select Hedge. Should the Company seek to liquidate its investment in Select Hedge, the Company would not be able to fully liquidate its investment without some delay, which may be considerable. In such cases, until the Company is permitted to fully liquidate its interest in Select Hedge, the value of its investment could fluctuate based on adjustments to the fair value of the side pocket as determined by Select Hedge. Subsequent to year end, the side pockets were isolated by capitalizing a new share class of Select Hedge as of December 30, 2008 in an amount equal to the value of the side pockets as of November 30, 2008. The capitalization was in the form of fully paid shares of the Fund invested solely in the side pockets. As a result, the Company now holds a sub-class of Select Hedge shares in addition to the class of shares it previously held. The sub-class shares are not currently redeemable. The Company expects that the sub-class shares will continue to be valued monthly at their fair value, which reflects the illiquidity of the underlying positions. The Company will be required to hold its sub-class shares until securities held in the side pockets are liquidated. Management has not made any adjustments to the NAV reported by Select Hedge in estimating fair value. Due to the illiquid nature of the investments in the side pockets, there is significant judgement involved in estimating this fair value. At December 31, 2008, approximately 23.62% of Select Hedge’s net assets were invested in side pockets, which totaled approximately $38 million.

Maturity and Duration of Portfolio. Currently, we maintain a target modified duration for the portfolio of between 1.25 years and 5.0 years as being appropriate for the type of business being conducted, although actual maturities of individual securities vary from less than one year to a maximum of ten years for fixed maturity securities. At December 31, 2008 the fixed maturity portfolio had an average maturity of 3.6 years and an average modified duration of 3.1 years. We believe that, given the relatively high quality of our portfolio, adequate market liquidity exists to meet our cash demands.

The following table summarizes the fair value by maturities of our fixed maturity investment portfolio as of December 31, 2008 and 2007. For this purpose, maturities reflect contractual rights to put or call the securities; actual maturities may be longer.

	December 31,
	2008	2007
	(in thousands)
Due in one year or less	$100,941	$219,595
Due after one year through five years	1,246,091	1,044,071
Due after five years through ten years	343,570	539,609
Due after ten years	102,418	—

	$1,793,020	$1,803,275

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

The following table summarizes the composition of the fair value of all cash and fixed maturity investments by rating:

	December 31,
	2008	2007
Cash and cash equivalents	4.1%	2.1%
U.S. Government treasuries	0.9%	0.0%
U.S. Government agencies	9.6%	12.2%
AAA	43.9%	45.9%
AA	22.2%	23.2%
A	18.8%	16.6%
BBB	0.4%	0.0%
Other	0.1%	0.0%

	100.0%	100.0%

Foreign Currency Exposure. At December 31, 2008, and 2007 all of our fixed maturity investments were in securities denominated in U.S. dollars. The investment guidelines permit up to 20% of the portfolio to be invested in non-U.S. dollar securities. However, from inception, such investments have been made infrequently and for the purpose of improving overall portfolio yield. When we do hold non-U.S. dollar denominated securities, we have entered and may enter into forward foreign exchange contracts for purposes of hedging our non-U.S. dollar denominated investment portfolio. In addition, in the event that loss payments must be made in currencies other than the U.S. dollar, in some cases we will match the liability with assets denominated in the same currency, thus mitigating the effect of exchange rate movements on the balance sheet. To date, this strategy has been used on three occasions. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure about Market Risk”, contained in the Annual Report.

Derivatives. Our investment policy guidelines provide that financial futures and options and foreign exchange contracts may not be used in a speculative manner but may be used, subject to certain numerical limits, as part of a defensive strategy to protect the market value of the portfolio. During the year ended December 31, 2008 we participated in TBAs. As part of the mortgage-backed securities portfolio, the investment guidelines allow the Company to enter into long and short TBA positions, which are deliverable within a month. As at December 31, 2008, the Company held no TBA positions and there were no open positions in derivative instruments at December 31, 2008.

Competition

The property catastrophe reinsurance industry is highly competitive. We compete, and will continue to compete, with catastrophe reinsurers worldwide, many of which have greater financial, marketing and management resources than we do. Some of our competitors are large financial institutions with reinsurance divisions, while others are specialty reinsurance companies. In total, there are several hundred companies writing reinsurance of different types, including property catastrophe. Our main competition in the industry comes from multi-line insurance and reinsurance providers that write catastrophe-based products as part of a larger portfolio. Our major competitors include companies based in the United States, Europe and Bermuda. Though all of these companies offer property catastrophe reinsurance, in many cases it accounts for a small percentage of their total portfolio. In response to a reduction in market capacity and perceived increase in demand, during the fourth quarter of 2005, with similarity to the fourth quarter of 2001, a number of new companies that write reinsurance were formed in Bermuda and elsewhere, most of which write property catastrophe reinsurance as part of their larger portfolio. Also, several of our existing competitors raised additional capital. In addition, there may continue to be established companies or new companies of which we are not aware that may be planning to enter the property catastrophe reinsurance market or reinsurers already in existence that may be planning to commit capital to this market. Competition in the types of reinsurance business that we underwrite is based on many factors, including pricing and other terms and conditions offered, services provided, ratings assigned by independent rating agencies, speed of claims payment, claims experience, perceived financial strength, the length of relationships with clients and brokers, and experience and reputation of the reinsurer in the line of reinsurance to be written. Many of the reinsurers who have entered the Bermuda-based and other reinsurance markets have or could have more capital than us. No assurance can be given as to what impact this additional capital will ultimately have on terms or conditions of the reinsurance contracts of the types written by us.

In addition, over the last few years, capital market participants, including exchanges and financial intermediaries, have developed financial products such as risk securitizations, intended to compete with traditional reinsurance, the usage of which has grown significantly in volume. Further, the tax policy of the countries in which our clients operate can affect the demand for reinsurance. In recent years, alternative products have been introduced that compete with the existing catastrophe reinsurance markets. This includes the entrance of several reinsurance vehicles (sidecars) funded by hedge funds to write various types of reinsurance, including catastrophe business. We are unable to predict the extent to which any of the foregoing new, proposed or recent initiatives may affect the demand for our products or the risks which may be available for us to consider underwriting.

IPCRe is not licensed or admitted as an insurer in any jurisdiction in the United States and, consequently, must generally post letters of credit or other security to cover our share of loss reserves of, or unearned premiums with respect to, ceding insurers in the United States to enable such insurers to obtain favourable regulatory capital treatment of their reinsurance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”, contained in the Annual Report.

Ratings

In September 1996, IPCRe was rated by A.M. Best, who gave it an initial rating of A+ (Superior). This rating was extended to IPCRe Europe in 1999, and was affirmed by A.M. Best in all subsequent years until November 2005, when the rating was lowered to A (Excellent, 3rd highest of 15 rating levels). This rating was affirmed in 2006 and 2007. However, in December 2007 the outlook was changed from “Stable” to “Negative” and in December 2008, A.M. Best affirmed our A rating, and maintained the outlook as “Negative”. In July 1997 S & P assigned financial strength and counter-party credit ratings of “A+ (Strong; 5th of 18 categories)”, which were also extended to IPCRe Europe in 1999 and affirmed in all subsequent years until November 2005, when it was also lowered to “A (Strong; 6th of 18 categories)”. At that time, S & P lowered the outlook from “Stable” to “Negative”. The rating was affirmed and the outlook maintained in 2006. However, in April 2007 S & P lowered the rating to “A- (Strong; 7th of 18 categories)”, but improved the outlook to “Stable”. The rating and the outlook were maintained in 2008. Such ratings are based on factors of concern to cedants and brokers and are not directed toward the protection of investors. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell such securities. While we believe that IPCRe’s current ratings are of benefit, some of our principal competitors have a rating equal to or greater than that of IPCRe. Insurance ratings are one factor used by brokers and cedants as a means of assessing the financial strength and quality of reinsurers. In addition, a cedant’s own rating may be adversely affected by the rating of its reinsurer(s).

Our competitive position in the insurance industry could suffer and it would be more difficult for us to market our products if our ratings or outlooks are reduced from their current levels by A.M. Best and/or S & P. A downgrade to a rating below A- by A.M. Best or S & P would trigger provisions allowing some cedants to opt to cancel their reinsurance contracts with us and cedants that do not have this termination right may not be willing to engage in new business with us. These events would be expected to result in a significant loss of business as ceding companies move to reinsurers with higher ratings.

Employees

As of February 24, 2009, we employed thirty-two people on a full-time basis including our Chief Executive Officer, Chief Financial Officer and four underwriters. None of our employees are subject to collective bargaining agreements, and we know of no current efforts to implement such agreements at IPC.

Some of our employees, including most of our senior management, are employed pursuant to work permits granted by the Bermuda authorities. These permits expire at various times over the next several years. We have no reason to believe that these permits would not be extended upon request at their respective expirations. However, regulations enacted by the Minister of Labour, Home Affairs and Housing in Bermuda have imposed a policy that places a six-year term limit on individuals with work permits, subject to specified exemptions for persons deemed to be key employees and persons holding positions recognized as key occupations.

Regulation

Bermuda—The Insurance Act of 1978, as amended, and Related Regulations (the “Insurance Act”).

As a holding company, IPC Holdings is not subject to Bermuda insurance regulations; however, the Insurance Act does regulate the insurance business of its insurance operating subsidiary, IPCRe. The Insurance Act provides that no person shall carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (the “Authority”), which is responsible for the day-to-day supervision of insurers. Under the Insurance Act, insurance business includes reinsurance business. The Authority, in deciding whether to grant registration, has broad discretion to act as the Authority thinks fit in the public interest. The Authority is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise to operate an insurance business. The continued registration of an applicant as an insurer is subject to it complying with the terms of its registration and such other conditions as the Authority may impose at any time.

The Insurance Act imposes on Bermuda insurance companies certain solvency and liquidity standards and auditing and reporting requirements. It also grants to the Authority powers to supervise, investigate, require information and the production of documents and intervene in the affairs of insurance companies. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.

Classification of Insurers. The Insurance Act distinguishes between insurers carrying on long-term business and insurers carrying on general business. There are six classifications of insurers carrying on general business, with Class 4 insurers subject to the strictest regulation. IPCRe is registered as a Class 4 insurer, and is regulated as such under the Insurance Act.

Cancellation of Insurer’s Registration. An insurer’s registration may be cancelled by the Authority on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act or, if in the opinion of the Authority, the insurer has not been carrying on business in accordance with sound insurance principles.

Principal Representative. An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, the principal office of IPCRe is at our executive offices in Pembroke, Bermuda, and IPCRe’s principal representative is our President and Chief Executive Officer. Without a reason acceptable to the Authority, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days’ notice in writing to the Authority is given of the intention to do so. The Insurance Act imposes certain statutory duties on the principal representative. In particular, the principal representative must forthwith notify the Authority on reaching the view that there is a likelihood that the insurer will become insolvent or that a reportable “event” has or is believed to have occurred. Examples of a reportable “event” include the failure by the insurer to comply substantially with a condition imposed upon it by the Authority relating to a solvency margin or a liquidity or other ratio. Within 14 days of such notification, the principal representative must make a report in writing to the Authority setting out all the particulars of the case that are available to the principal representative.

Independent Approved Auditor. Every registered insurer, including IPCRe, must appoint an independent auditor who will annually audit and report on the insurer’s financial statements prepared under generally accepted accounting principles or international financial reporting standards (“GAAP financial statements”). The Statutory Financial Statements and the Statutory Financial Return, each of which, in the case of IPCRe, is required to be filed annually with the Authority. The auditor must be approved by the Authority as the independent auditor of the insurer. No approved auditor of an insurer may have an interest in that insurer, other than as an insured, and no officer, servant or agent of an insurer shall be eligible for appointment as an insurer’s approved auditor. An insurer must give written notice to the Authority if it proposes to remove or replace its approved auditor, and further, an insurer’s approved auditor must notify the Authority in the event of his resignation or removal, or where the approved auditor includes a material modification of his report on an insurer’s Statutory Financial Statements.

Loss Reserve Specialist. As a registered Class 4 insurer, IPCRe is required to submit an opinion of its approved loss reserve specialist with its Statutory Financial Return in respect of its loss and loss expense provisions. The appointment of the loss reserve specialist, who will normally be a qualified property and casualty actuary, must be approved by the Authority.

Financial Statements. IPCRe must prepare annual GAAP financial statements and Statutory Financial Statements. The Insurance Act prescribes rules for the preparation and substance of such Statutory Financial Statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto). The Statutory Financial Statements include detailed information and analysis regarding premiums, claims, reinsurance and investments. The Statutory Financial Statements are not prepared in accordance with GAAP. IPCRe, as a general business insurer, is required to file with the Authority the annual GAAP financial statements and its Statutory Financial Statements within four months from the end of its December 31 financial year-end. The Statutory Financial Statements do not form part of the public records maintained by the Authority but the annual GAAP financial statements are available for public inspection.

Annual Statutory Financial Return. IPCRe is required to file with the Authority a Statutory Financial Return no later than four months after its financial year-end (unless specifically extended upon application to the Authority). The Statutory Financial Return includes, among other matters, a report of the approved independent auditor on the Statutory Financial Statements, a general business solvency certificate, the Statutory Financial Statements themselves, the opinion of the loss reserve specialist and a schedule of reinsurance ceded. The solvency certificate must be signed by the principal representative and at least two directors who are required to certify, among other matters, whether the minimum solvency margin has been met and whether the insurer has complied with the conditions attached to its certificate of registration. The independent approved auditor is required to state whether in its opinion it was reasonable for the directors to so certify. Where an insurer’s accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the Statutory Financial Return.

Minimum Solvency Margin, Enhanced Capital Requirement and Restrictions on Dividends and Distributions. IPCRe must at all times maintain a solvency margin and an enhanced capital requirement in accordance with the provisions of the Insurance Act. Each year the insurer is required to file with the Authority a capital and solvency return within four months of its relevant financial year end (unless specifically extended). The prescribed form of capital and solvency return comprises the insurer’s Bermuda Solvency Capital Requirement model (discussed below), a schedule of fixed income investments by rating categories, a schedule of net loss and loss expense provisions by line of business, a schedule of premiums written by line of business, a schedule of risk management and a schedule of fixed income securities.

The Insurance Act was amended in 2008 by the introduction, among other things, of the Bermuda Solvency Capital Requirement model (the “BSCR”) which is a standard mathematical model designed to give the Authority more advanced methods for determining an insurer’s capital adequacy. Where insurers apply in-house models that deal more effectively with their own particular risks and where such models satisfy the standards established by the Authority, such insurers may apply to the Authority to use such models in lieu of the BSCR. Underlying the BSCR is the belief that all insurers should operate on an ongoing basis with a view to maintaining their capital at a prudent level in excess of the minimum solvency margin otherwise prescribed under the Insurance Act.

Effective December 31, 2008, all Class 4 insurers, including IPCRe, must maintain their capital at a target level which is set at 120% of the minimum amount calculated in accordance with the BSCR or the company’s approved in-house model (the “Enhanced Capital Requirement” or “ECR”). In circumstances where the Authority concludes that the company’s risk profile deviates significantly from the assumptions underlying the ECR or the company’s assessment of its management policies and practices, it may issue an order requiring that the company adjust its ECR.

The Insurance Act mandates certain actions and filings with the Authority if a Class 4 insurer, like IPCRe, fails to meet and/or maintain its ECR or solvency margin including the filing of a written report detailing the circumstances giving rise to the failure and the manner and time within which the insurer intends to rectify the failure. A Class 4 insurer is prohibited from declaring or paying a dividend if in breach of its ECR, solvency margin or minimum liquidity ratio or if the declaration or payment of such dividend would cause such a breach. Where an insurer fails to meet its solvency margin or minimum liquidity ratio on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the Authority. Further, a Class 4 insurer is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the Authority an affidavit signed by at least two directors and the insurer’s principal representative stating that the declaration of such dividends has not caused the insurer to fail to meet its solvency margin or minimum liquidity ratio. Class 4 insurers must obtain the Authority’s prior approval for a reduction by 15% or more of the total statutory capital as set forth in its previous year’s financial statements. These restrictions on declaring or paying dividends and distributions under the Insurance Act are in addition to those under the Companies Act which apply to all Bermuda companies.

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

Notification by shareholder controller of new or increased control. Any person who, directly or indirectly, becomes a holder of at least 10 percent, 20 percent, 33 percent or 50 percent of IPC Holdings’ common shares must notify the Authority in writing within 45 days of becoming such a holder or 30 days from the date they have knowledge of having such a holding, whichever is later. In addition, IPCRe is also required to notify the Authority in writing within 45 days of becoming aware that such person has become or ceased to be a shareholder controller.

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

As “exempted” companies, IPCBDA may not, without the express authorization of the Bermuda legislature or under a license granted by the Minister of Finance (the “Minister”), participate in certain business transactions, including: (i) the acquisition or holding of land in Bermuda except that held by way of lease or tenancy agreement which is required for its business and held for a term not exceeding 50 years, or which is used to provide accommodation or recreational facilities for their officers and employees and held with the consent of the Minister, for a term not exceeding 21 years; (ii) the taking of mortgages on land in Bermuda to secure an amount in excess of $50 thousand; or (iii) the carrying on of business of any kind in Bermuda, except in certain limited circumstances such as doing business with another exempted undertaking in furtherance of the business of IPCBDA (as the case may be) carried on outside Bermuda.

The Bermuda Government actively encourages foreign investment in “exempted” entities like IPCBDA that are based in Bermuda, but do not operate in competition with local businesses. As well as having no restrictions on the degree of foreign ownership, IPCBDA are not currently subject to taxes on their income or dividends or to any foreign exchange controls in Bermuda. In addition, there is currently no capital gains tax in Bermuda.

United States.

IPCRe is not admitted to do business in the United States. The insurance laws of each state of the United States and of many other countries regulate the sale of insurance and reinsurance within their jurisdictions by alien insurers and reinsurers such as IPCRe, which are not admitted to do business within such jurisdictions. With some exceptions, such sale of insurance or reinsurance within a jurisdiction where the insurer is not admitted to do business is prohibited. We do not maintain an office or solicit, advertise, settle claims or conduct other insurance activities in any jurisdiction other than Bermuda or Ireland where the conduct of such activities would require that IPCRe be so admitted.

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

Certain United States Federal Income Tax Considerations

The discussion below is only a general summary of certain United States federal income tax considerations that are relevant to certain holders of common shares of IPC Holdings and of Series A Mandatory Convertible preferred shares (which were converted on November 15, 2008) of IPC Holdings. It does not address all tax considerations that may be relevant to holders of these shares nor does it address tax considerations that may be relevant to certain holders of these shares. Investors and prospective investors should consult their own tax advisors concerning federal, state, local and non-U.S. tax consequences of ownership and disposition of these shares.

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

Because our Series A Mandatory Convertible preferred shares (which were converted on November 15, 2008) were not listed on an established securities market in the United States, dividends paid on such shares prior to conversion will not constitute “qualified dividend income” and will be taxed instead at ordinary rates.

For corporate holders, dividends on our common shares and our Series A Mandatory Convertible preferred shares prior to their conversion will not be eligible for the dividends-received deduction generally allowed to United States corporations in respect of dividends received from other United States corporations.

Distributions in excess of our current and accumulated earnings and profits, as determined for United States federal income tax purposes, will be treated as a non-taxable return of capital to the extent of your basis in your shares and thereafter as capital gain.

Taxation of IPCBDA. IPCBDA are Bermuda companies, none of which file United States federal income tax returns. We believe that IPCRe operates in such a manner that it is not subject to U.S. tax (other than U.S. excise tax on reinsurance premiums and withholding tax on certain investment income from U.S. sources) because it qualifies for benefits under the income tax treaty between the United States and Bermuda and does not engage in a trade or business in the United States through a “permanent establishment” in the United States. However, because definitive identification of activities which constitute being engaged in a trade or business in the United States (including whether or not through a permanent establishment) is not provided by the U.S. Internal Revenue Code of 1986, as amended (the “Code”), or regulations or court decisions, there can be no assurance that the U.S. Internal Revenue Service (the “IRS”) will not contend that any of IPCBDA is engaged in a trade or business through a permanent establishment in the United States. Any profits attributable to such permanent establishment would be subject to U.S. tax at regular corporate rates, plus an additional 30% “branch profits” tax on such income remaining after the regular tax, in which case our earnings and shareholders’ equity could be materially adversely affected.

Currently, IPCRe pays reinsurance premium excise taxes in the United States (1%), Australia (3%), and certain other jurisdictions.

Offshore insurance and reinsurance has been and continues to be a matter of political concern in the U.S. Congress, and, in prior years, legislation had been introduced that would have adversely affected some Bermuda insurance companies. While it is uncertain whether or what the U.S. Congress will ultimately do, it is possible that new tax laws will be enacted targeting offshore insurance and reinsurance companies generally, or Bermuda companies specifically, and if that were to happen, our earnings and shareholders’ investment could, depending on the specific details, be materially adversely affected.

Controlled Foreign Corporation Rules. Each “United States shareholder” of a “controlled foreign corporation” (“CFC”) who owns shares in the CFC on the last day of the CFC’s taxable year must include in its gross income for United States federal income tax purposes its pro rata share of the CFC’s “subpart F income”, even if the subpart F income is not distributed. For these purposes, any U.S. person who owns, directly or indirectly through foreign persons, or is considered to own under applicable constructive ownership rules of the Code, 10% or more of the total combined voting power of all classes of stock of a foreign corporation will be considered to be a “United States shareholder”. For these purposes, applicable constructive ownership rules under the Code treat any person with a right to acquire voting shares as if such person had exercised such right, and therefore, a holder of our Series A Mandatory Convertible preferred shares prior to conversion was treated for purposes of determining whether or not it was a “United States shareholder” as if it owned the common shares into which its Series A Mandatory Convertible preferred shares could have been converted. In general, a foreign insurance company such as IPCRe or IPCRe Europe is treated as a CFC only if such “United States shareholders” collectively own more than 25% of the total combined voting power or total value of its stock for an uninterrupted period of 30 days or more during any tax year. Until August 15, 2006, AIG owned 24.2% of the common shares, although, pursuant to our bye-laws, the combined voting power of these shares was limited to less than 10% of the combined voting power of all shares. Because of the dispersion of IPC Holdings’ share ownership among holders; because of the restrictions on transfer, issuance or repurchase of our shares; because under the bye-laws no single beneficial shareholder (except for certain passive investor intermediaries) is permitted to exercise as much as 10% of the total combined voting power of IPC Holdings; and because the terms of our Series A Mandatory Convertible preferred shares prohibited any person from converting the shares in a situation where such conversion would cause any person to own (or be treated as owning under applicable provisions of the Code) 10% or more of our common shares, we believe that shareholders of IPC Holdings should not be treated as “United States shareholders” of a CFC for purposes of these rules. There can be no assurance, however, that these rules will not apply to shareholders of IPC Holdings, including as a result of their indirect ownership of the stock of IPC Holdings’ subsidiaries. If they were to apply and if you held Series A Mandatory Convertible preferred shares, your pro rata share of our subpart F income with respect to your Series A Mandatory Convertible preferred shares in most years should not, to the extent dividends were paid quarterly, exceed the amount of dividends that were paid to you.

All U.S. persons who might, directly or through constructive ownership, acquire 10% or more of the shares of IPC Holdings should consider the possible application of the CFC rules.

Related Person Insurance Income Rules. If IPCRe’s related person insurance income (“RPII”) were to equal or exceed 20% of IPCRe’s gross insurance income in any taxable year, any U.S. person who owns shares directly or indirectly on the last day of the taxable year would likely be required to include in its income for U.S. federal income tax purposes its pro rata share of IPCRe’s RPII for the taxable year, determined as if such RPII were distributed proportionately to such U.S. persons at that date regardless of whether such income is actually distributed. A U.S. person’s pro rata share of IPCRe’s RPII for any taxable year, however, will not exceed its proportionate share of IPCRe’s earnings and profits for the year (as determined for U.S. federal income tax purposes). In particular, if you were a holder of our Series A Mandatory Convertible preferred shares, your share of IPCRe’s RPII with respect to your Series A Mandatory Convertible preferred shares for most years should not, to the extent dividends were paid quarterly, exceed the amount of dividends that have been paid quarterly to you.

The amount of RPII earned by IPCRe (generally, premiums and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. shareholder of IPCRe or any person related to such shareholder, including IPC Holdings) will depend on a number of factors, including the geographic distribution of IPCRe’s business and the identity of persons directly or indirectly insured or reinsured by IPCRe. Although we do not believe that the 20% threshold was met in taxable years from 1994 to 2008, some of the factors which determine the extent of RPII in any period may be beyond our control. Consequently, there can be no assurance that IPCRe’s RPII will not equal or exceed 20% of its gross insurance income in any taxable year.

The RPII rules described above may also apply to IPCRe Europe. We do not believe that U.S. persons who owned shares were required to include any amount of RPII in income for the taxable years 1998 to 2008 in respect of their indirect ownership of IPCRe Europe, but there can be no assurance that IPCRe Europe’s RPII will not equal or exceed 20% of its gross insurance income in any taxable year and/or that IPCRe Europe will have no earnings and profits (as determined for U.S. federal income tax purposes) in any taxable year.

The RPII rules provide that if a shareholder who is a U.S. person disposes of shares in a foreign insurance corporation that has RPII (even if the amount of RPII is less than 20% of the corporation’s gross insurance income) and in which U.S. persons own 25% or more of the shares, any gain from the disposition will generally be treated as ordinary income to the extent of the shareholder’s share of the corporation’s undistributed earnings and profits that were accumulated during the period that the shareholder owned the shares (whether or not such earnings and profits are attributable to RPII). In addition, such a shareholder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the shareholder. These rules should not apply to dispositions of common shares or of Series A Mandatory Convertible preferred shares (which were converted on November 15, 2008) because IPC Holdings is not itself directly engaged in the insurance business and because proposed U.S. Treasury regulations appear to apply only in the case of shares of corporations that are directly engaged in the insurance business. There can be no assurance, however, that the IRS will interpret the proposed regulations in this manner or that the applicable regulations will not be promulgated in final form in a manner that would cause these rules to apply to the disposition of our common shares or our Series A Mandatory Convertible preferred shares prior to their conversion.

Adjustments to Conversion Rate. Our Series A Mandatory Convertible preferred shares automatically converted on November 15, 2008 into 1.0144 common shares per preferred share. In general, any adjustment to the conversion rate that increased the interest of holders of our Series A Mandatory Convertible preferred shares in our assets or earnings and profits will result in a constructive dividend distribution to such holders that are U.S. persons (treated as described above under “Dividends”) unless a safe harbor under U.S. Treasury Regulations applies. The anti-dilution safe harbor in the Regulations provides that changes in the conversion rate made solely to avoid dilution of the interests of holders who held Series A Mandatory Convertible preferred shares will not result in a constructive dividend, but the safe harbor specifically does not cover conversion rate adjustments that are made to compensate the holders of these shares for taxable cash or property distributions to other shareholders. The conversion rate was increased in order to compensate the holders of our Series A Mandatory Convertible preferred shares for cash distributions to holders of our common shares. Therefore, if you are a U.S. person who held our Series A Mandatory Convertible preferred shares, you are required to include a deemed dividend (to the extent of our applicable earnings and profits) in your income in each year the conversion rate was so increased even though you did not receive any cash distribution.

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

The establishment of appropriate reserves for catastrophes is an inherently uncertain process. Reserve estimates by property catastrophe reinsurers, such as ourselves, may be inherently less reliable than the reserve estimates of reinsurers in other property lines of business, because catastrophe reinsurers are to a degree dependent on their cedants’ estimates, and the timeliness of the notification and accuracy of those estimates. Our own historical loss experience by itself may be inadequate for estimating reserves, and we utilize various loss forecasting models and industry loss data as well as industry experience of our management for this purpose. Loss reserves represent our estimates, at a given point in time, of the ultimate settlement and administration costs of losses incurred (including IBNR losses and RBNE amounts) and these estimates are regularly reviewed and updated, using the most current information available to management. Consequently, the ultimate liability for a catastrophic loss is likely to differ from the original estimate. Whenever we determine that any existing loss reserves are inadequate, we are required to increase our loss reserves with a corresponding reduction, which could be material, to our operating results in the period in which the deficiency is identified. The establishment of new reserves, or the adjustment of reserves for reported claims, could have a material adverse effect on our financial condition or results of operations in any particular period.

We are rated by A.M. Best and S & P, and a decline in these ratings could affect our standing among customers and cause our sales and earnings to decrease.

Ratings are an important factor in establishing the competitive position of reinsurance companies. IPCRe and IPCRe Europe have an insurer financial strength rating of “A (Excellent; 3rd of 15 categories)” from A.M. Best and are rated “A- (Strong; 7th of 18 categories)” for financial strength and counter-party credit by S & P. A.M. Best and S & P ratings reflect their opinions of a reinsurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders, but are not evaluations directed to investors in our securities and are not recommendations to buy, sell or hold our securities. Our ratings are subject to periodic review by A.M. Best and S & P, and we cannot assure you that we will be able to retain those ratings. In November 2005, as a result of the devastation brought by hurricane Katrina and the adverse effect on our financial condition, A.M. Best lowered our rating from A+ to A. Shortly thereafter, S & P also lowered their rating from A+ to A, and ascribed a “Negative” outlook. Both of these ratings were affirmed during 2006, but in 2007 S & P lowered our rating to A-, and improved the outlook to “Stable”, while A.M. Best affirmed our A rating, but lowered the outlook to “Negative”. During 2008, the A.M. Best rating was affirmed and the “Negative” outlook maintained. If these ratings are reduced from their current levels by A.M. Best and/or S & P, our competitive position in the insurance industry could suffer and it would be more difficult for us to market our products. A downgrade to a rating below A- by A.M. Best or S & P would trigger provisions allowing some cedants to opt to cancel their reinsurance contracts with us and cedants that do not have this termination right may not be willing to engage in new business with us. This would be expected to result in a significant loss of business as ceding companies move to reinsurers with higher ratings.

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

The reinsurance business is historically cyclical, and we have experienced, and can expect to experience in the future, periods with excess underwriting capacity and unfavourable premiums.

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

IPCRe is a registered Bermuda insurance company and is not licensed or admitted as an insurer in any jurisdiction in the United States. Because jurisdictions in the United States do not currently permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements unless security is posted, IPCRe’s reinsurance contracts with U.S. clients generally require it to post a letter of credit or provide other security to cover loss reserves to reinsureds. Currently IPCRe obtains letters of credit through a bilateral facility with a commercial bank, and a syndicated facility. In turn, IPCRe provides the banks security by giving them a lien over certain of IPCRe’s investments in an amount up to 118% of the aggregate letters of credit outstanding. The maximum amount available to us under our letter of credit facilities is currently $600 million. The maximum amount available to us would be lower if the value of IPCRe’s investment portfolio were to reduce as a result, for example, of market fluctuations and market volatility. See “A significant amount of our assets is invested in fixed maturity and equity securities that are subject to market volatility” and “Difficult conditions in the global capital markets and the economy generally may materially adversely affect our results of operations and we do not expect these conditions to improve in the near future” below.

If IPCRe were unable to obtain the necessary credit, IPCRe could be limited in its ability to write business for our clients in the United States. Our ability to renew or replace these credit facilities at maturity is subject to many factors beyond our control, such as more stringent credit criteria and/or conditions emanating from, or as a result of, the currently difficult conditions in the global capital markets, the effect of which may be to make a renewal or replacement so onerous as to make us consider alternate sources of such liquidity or limit our ability to write business for our clients in the United States.

Significant catastrophes may result in political, regulatory or industry initiatives which could adversely affect our business.

Significant catastrophes may result in political, regulatory or industry initiatives that could adversely affect our business. Government regulators are generally concerned with the protection of policyholders to the exclusion of other constituencies, including shareholders of insurers and reinsurers. While we cannot predict whether catastrophes will result in governmental initiatives which affect our business, such initiatives could adversely affect our business by:

•	Providing insurance and reinsurance capacity in markets that we target;

•	Providing a federal catastrophe back-stop;

•	Requiring our participation in industry pools or guaranty associations;

•	Regulating the terms of insurance and/or reinsurance policies; or

•	Disproportionately benefiting the companies of one country over those of another.

The legislative changes in Florida in 2007 and 2008 (See “Item 1. Business—Recent Industry and Legislative Developments”), affected the insurance and reinsurance markets covering risks in that state. The insurance industry is also affected by political, judicial and legal developments that may create new and expanded theories of liability.

IPC Holdings is a holding company, and consequently, it is dependent on IPCRe’s and IPCUSL’s payments of cash dividends or making of loans.

IPC Holdings is a holding company and conducts no reinsurance operations of its own. Its cash flows are limited to distributions from IPCRe and IPCUSL by way of dividends or loans. We will rely on cash dividends or loans from IPCRe to pay cash dividends, if any, to our shareholders. The payment of dividends by IPCRe to us is limited under Bermuda law and regulations, including Bermuda insurance law. Under the Insurance Act, IPCRe is required to maintain a minimum solvency margin and a minimum liquidity ratio and is prohibited from declaring or paying any dividends if to do so would cause IPCRe to fail to meet its minimum solvency margin and minimum liquidity ratio. Under the Insurance Act, IPCRe is prohibited from paying dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files with the Authority at least seven days before payment of such dividend an affidavit signed by at least two directors and IPCRe’s principal representative stating that the declaration of such dividends has not caused it to fail to meet its minimum solvency margin and minimum liquidity ratio. The Insurance Act also prohibits IPCRe from declaring or paying dividends without the approval of the Authority if IPCRe failed to meet its minimum solvency margin and minimum liquidity ratio on the last day of the previous financial year. In addition, IPCRe is prohibited under the Insurance Act from reducing its opening total statutory capital by more than 15% without the approval of the Authority. The maximum dividend payable by IPCRe in accordance with the foregoing restrictions as of January 1, 2009 was approximately $460.1 million. Our $500 million credit facility, which we entered into on April 13, 2006, also imposes limits on the ability of IPC Holdings’ subsidiaries to pay dividends. In addition, Bermuda corporate law prohibits a company from declaring or paying a dividend if there are reasonable grounds for believing that (i) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (ii) the realizable value of the company’s assets would thereby be less than the aggregate of its liabilities, its issued share capital and its share premium accounts.

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

Neither IPC Holdings nor IPCRe is registered or licensed as an insurance company in any jurisdiction in the United States; a substantial portion of IPCRe’s premiums, however, come from, and are expected to continue to come from, ceding insurers in the United States. The insurance laws of each state in the United States regulate the sale of insurance and reinsurance within their jurisdiction by foreign insurers, such as IPCRe. IPCRe conducts its business through its offices in Bermuda and does not maintain an office, and its personnel do not solicit, advertise, settle claims or conduct other insurance activities, in the United States. Accordingly, IPCRe does not believe it is in violation of insurance laws of any jurisdiction in the United States. However we cannot be certain that inquiries or challenges to IPCRe’s insurance activities will not be raised in the future. IPCRe believes that its manner of conducting business through its offices in Bermuda has not materially adversely affected its operations to date. However we cannot be certain that IPCRe’s location, regulatory status or restrictions on its activities resulting therefrom will not adversely affect its ability to conduct its business in the future.

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

We market our reinsurance products virtually exclusively through reinsurance brokers. The reinsurance brokerage industry generally, and our sources of business specifically, are concentrated. Marsh & McLennan Companies Inc. and affiliates accounted for approximately 27%, and our four main brokers (including Marsh & McLennan Companies, Inc. and affiliates) together accounted for approximately 81%, of our business based on premiums written, excluding reinstatement premiums, in the year ended December 31, 2008. Loss of a substantial portion of the business provided by such intermediaries would have a material adverse effect on us.

In accordance with industry practice, we mostly pay amounts owed in respect of claims under our policies to reinsurance brokers, for payment to the ceding insurers. In the event that a broker failed to make such a payment, depending on the jurisdiction, we might remain liable to the client for the deficiency. Conversely, in certain jurisdictions when premiums for such policies are paid to reinsurance brokers for payment over to us, such premiums will be deemed to have been paid and the ceding insurer will no longer be liable to us for those amounts whether or not actually received by us. Consequently, we assume a degree of credit risk associated with brokers around the world during the payment process.

We are dependent on a small number of key employees.

We currently have only 32 full-time employees and depend on a very small number of key employees for the production and servicing of almost all of our business. We rely substantially on our President and Chief Executive Officer, James P. Bryce, our Chief Financial Officer, John R. Weale, and our Executive Vice Presidents, Stephen F. Fallon and Peter J.A. Cozens. We have not entered into employment contracts with our key employees, and there can be no assurance that we can retain the services of these key employees. We are currently in the process of negotiating employment arrangements with these key employees, however there can be no assurance that the key employees will agree to the final terms proposed by the Company. Although we believe that we could replace key employees, we can give no assurance as to how long it would take. We do not currently maintain key man life insurance policies with respect to any of our employees.

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

The occurrence of unanticipated events in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

In the event of a disaster such as a natural catastrophe, an epidemic, an industrial accident, a blackout, a computer virus, a terrorist attack or war, unanticipated problems with our disaster recovery systems could have a material adverse impact on our ability to conduct business and on our results of operations and financial position, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. We depend heavily upon computer systems to provide reliable service. Despite our implementation of a variety of security measures, our servers could be subject to physical and electronic break-ins, and similar disruptions from unauthorised tampering with our computer systems. In addition, in the event that a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct business could be severely compromised. These interruptions also may interfere with our suppliers’ ability to provide goods and services and our employees’ ability to perform their job responsibilities.

A significant amount of our assets is invested in fixed maturity and equity securities that are subject to market volatility and illiquidity.

Our investment portfolio consists substantially of fixed maturity investments, including U.S. Government treasuries and mortgage-backed securities issued by U.S. Government sponsored entities, certain equity investments in mutual funds and an investment in a fund of hedge funds. The fair market value of these fixed maturity and equity assets and the investment income from these assets fluctuate depending on general economic and market conditions. Therefore, market fluctuations and market volatility affect the value of our investments and could adversely affect the value of our portfolio and our liquidity. In particular, our investment in a fund of hedge funds may be affected by illiquidity, partly in compliance with the terms described above relating to the monthly redemptions and the notification period. Until we are permitted to fully liquidate its investment in a fund of hedge funds, the value of our investment could fluctuate based on adjustments to the fair value of the investments. In addition, investors may be more likely to redeem their investment in a fund of hedge funds after severe under performance or in periods of extreme market distress, which may have the potential to decrease the fair value of our investment.

Changes in interest rates, market volatility and/or fluctuations in currency exchange rates may cause us to experience losses.

Because of the unpredictable nature of losses that may arise under property catastrophe policies, our liquidity needs can be substantial and can arise at any time. The market value of our fixed maturity investments is subject to fluctuation depending on changes in prevailing interest rates. We currently do not hedge our investment portfolio against interest rate risk. Accordingly, increases in interest rates during periods when we sell fixed maturity investments to satisfy liquidity needs may result in losses. An increase in market interest rates could also have a material adverse effect on the value of our investment portfolio, for example, by decreasing the fair values of the fixed maturity investments that comprise a substantial portion of our investment portfolio. As interest rates decrease or remain at low levels, we may be forced to reinvest proceeds from investments that have matured or sold at lower yields, reducing our investment margin. Moreover, borrowers may prepay or redeem the fixed maturity investments and mortgage-backed securities in our investment portfolio with greater frequency in order to borrow at lower market rates, which exacerbates this risk.

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

Because our investments are classified as “Trading”, all changes to the fair value of our investment portfolio are recorded as net (losses) gains on investments in our consolidated statements of income. Thus our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. The stress experienced by global capital markets that began in the second half of 2007, continued in the first half of 2008 and substantially increased during the second half of 2008.

Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate markets in the U.S. and elsewhere have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and a recession. In addition, the fixed income markets are experiencing a period of extreme volatility, which has negatively impacted market liquidity conditions. Initially, the concerns on the part of market participants were focused on the subprime segment of the mortgage-backed securities market. But these concerns have since expanded to include a broad range of mortgage and asset-backed and other fixed maturity investments, including those rated investment grade, the U.S. and international credit and interbank money markets generally, and a wide range of financial institutions and markets, asset classes and sectors.

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

Under our bye-laws, our directors are required to decline to register any transfer of any shares that would result in a person (or any group of which such person is a member), beneficially owning, directly or indirectly, 10% or more of the shares. Similar restrictions apply to our ability to issue or repurchase shares. The directors also may, in their absolute discretion, decline to register the transfer of any shares if they have reason to believe (i) that the transfer may expose us, any of our subsidiaries, any shareholder or any person ceding insurance to us or any of our subsidiaries to adverse tax or regulatory treatment in any jurisdiction or (ii) that registration of the transfer under the U.S. federal securities laws or under any U.S. state securities laws or under the laws of any other jurisdiction is required and such registration has not been duly effected. These restrictions would apply to a transfer of shares even if the transfer has been executed on the Nasdaq Global Select Market System. A transferor of shares will be deemed to remain the holder of those shares until a transfer of those shares has been registered on our Register of Members. Our bye-laws authorize our board to request information from any holder or prospective acquirer of shares as necessary to give effect to the transfer restrictions referred to above, and may decline to effect any transaction if complete and accurate information is not received as requested.

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

IPC Holdings and IPCRe are Bermuda companies; neither company files U.S. tax returns. We believe that IPCRe operates in such a manner that it is not subject to U.S. tax (other than U.S. excise tax on reinsurance premiums and withholding tax on certain investment income from U.S. sources), because it qualifies for benefits under the income tax treaty between the United States and Bermuda and does not engage in a trade or business in the United States through a “permanent establishment” in the United States. However, because definitive identification of activities which constitute being engaged in a trade or business in the United States (including whether or not through a permanent establishment) is not provided by the Code or regulations or court decisions, there can be no assurance that the U.S. Internal Revenue Service will not contend that IPC Holdings and/or IPCRe is engaged in a trade or business (including through a permanent establishment) in the United States. If IPCRe were engaged in a trade or business through a permanent establishment in the United States, IPC Holdings and/or IPCRe would be subject to U.S. tax at regular corporate rates on the income that is effectively connected with the U.S. trade or business, plus an additional 30% “branch profits” tax on such income remaining after the regular tax, in which case our earnings and shareholders’ investment could be materially adversely affected.

Currently, IPCRe pays reinsurance premium excise taxes in the United States (at a rate of 1%).

Offshore insurance and reinsurance has been and continues to be a matter of political concern in the U.S. Congress, and, in prior years, legislation had been introduced that would have adversely affected some Bermuda insurance companies. While it is uncertain whether or what the U.S. Congress will ultimately do, it is possible that new tax laws will be enacted targeting offshore insurance and reinsurance companies generally, or Bermuda companies specifically, and if that were to happen, our earnings and shareholders’ investment could, depending on the specific details, be materially adversely affected.

If you acquire more than 10% of our shares, CFC rules may apply to you.

Each “United States shareholder” of a CFC who owns shares in the CFC on the last day of the CFC’s taxable year must include in its gross income for United States federal income tax purposes its pro rata share of the CFC’s “subpart F income”, even if the subpart F income is not distributed. For these purposes, any U.S. person who owns, directly or indirectly through foreign persons, or is considered to own under applicable constructive ownership rules of the Code (including by holding a security convertible into or exchangeable for our common shares), 10% or more of the total combined voting power of all classes of stock of a foreign corporation will be considered to be a “United States shareholder”. In general, a foreign insurance company such as IPCRe or IPCRe Europe is treated as a CFC only if such “United States shareholders” collectively own more than 25% of the total combined voting power or total value of its stock for an uninterrupted period of 30 days or more during the tax year. Because of the dispersion of IPC Holdings’ share ownership; because of the restrictions on transfer, issuance or repurchase of our shares; because under the bye-laws no single beneficial shareholder (except for certain passive investor intermediaries) is permitted to exercise as much as 10% of the total combined voting power of IPC Holdings; and because the terms of our Series A Mandatory Convertible preferred shares prohibited any person from converting the shares in a situation where such conversion would cause any person to own (or be treated as owning under applicable provisions of the Code) 10% or more of our common shares, we believe that shareholders of IPC Holdings should not be treated as “United States shareholders” of a CFC for purposes of these rules. There can be no assurance, however, that these rules will not apply to shareholders of IPC Holdings, including as a result of their indirect ownership of the stock of IPC Holdings’ subsidiaries. Accordingly, U.S. persons who might, directly or through attribution, acquire 10% or more of the shares of IPC Holdings or any of its subsidiaries should consider the possible application of the CFC rules.

Under certain circumstances, you may be required to pay taxes on your pro rata share of IPCRe’s or IPCRe Europe’s related party insurance income.

If IPCRe’s RPII were to equal or exceed 20% of IPCRe’s gross insurance income in any taxable year, any U.S. person who owns shares directly or indirectly on the last day of the taxable year would likely be required to include in its income for U.S. federal income tax purposes its pro rata share of IPCRe’s RPII for the taxable year, determined as if such RPII were distributed proportionately to such U.S. shareholders at that date regardless of whether such income is distributed. RPII is defined in Code Section 953(c)(2) as any “insurance income” attributable to policies of insurance or reinsurance with respect to which the person (directly or indirectly) insured is a “United States shareholder” or a “related person” to such a shareholder. A U.S. shareholder’s pro rata share of IPCRe’s RPII for any taxable year, however, will not exceed its proportionate share of IPCRe’s earnings and profits for the year (as determined for U.S. federal income tax purposes). The amount of RPII earned by IPCRe (generally, premiums and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. shareholder of IPCRe or any person related to such shareholder, including IPC Holdings) will depend on a number of factors, including the geographic distribution of IPCRe’s business and the identity of persons directly or indirectly insured or reinsured by IPCRe. Although we do not believe that the 20% threshold was met in taxable years from 1994 to 2008, some of the factors which determine the extent of RPII in any period may be beyond our control. Consequently, there can be no assurance that IPCRe’s RPII will not equal or exceed 20% of its gross insurance income in any taxable year.

The RPII rules described above also apply to IPCRe Europe. We do not believe that U.S. persons who owned shares were required to include any amount of RPII in income for the taxable years 1998 to 2008 in respect of their indirect ownership of IPCRe Europe, but there can be no assurance that IPCRe Europe’s RPII will not equal or exceed 20% of its gross insurance income in any taxable year and/or that IPCRe Europe will have no earnings and profits (as determined for U.S. federal income tax purposes) in any taxable year.

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

No matters were submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 2008.

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

	High	Low
Year ended December 31, 2008
First Quarter	$29.10	$24.67
Second Quarter	31.11	26.51
Third Quarter	33.75	26.29
Fourth Quarter	31.40	19.01
Year ended December 31, 2007
First Quarter	$34.35	$27.64
Second Quarter	32.67	28.41
Third Quarter	33.18	23.30
Fourth Quarter	30.45	26.67

Our common shares are also listed on the Bermuda Stock Exchange.

As of January 31, 2009, there were 73 holders of record of common shares.

In March, June, September and November 2008 we paid a dividend of $0.22 per common share. In March, June, September and December 2007 we paid a dividend of $0.20 per common share. In March, June, September and December 2006 we paid a dividend of $0.16 per common share. The amount and timing of dividends is at the discretion of our Board of Directors and is dependent upon our profits and financial requirements, as well as loss experience, business opportunities and any other factors that the Board deems relevant. In addition, if we have funds available for distribution, we may nevertheless determine that such funds should be retained for the purposes of replenishing capital, expanding premium writings or other purposes. We are a holding company, whose principal source of income is cash dividends and other permitted payments from IPCRe and IPCUSL. The payment of dividends from IPCRe to us is restricted under Bermuda law and regulation, including Bermuda insurance law.

Dividends on the Series A Mandatory Convertible preferred shares were cumulative from the date of original issuance and were payable quarterly in arrears when, if, and as declared by the Board of Directors. We paid dividends of $0.475781 per Series A Mandatory Convertible preferred share in each of February, May, August and November 2008. We paid dividends of $0.475781 per Series A Mandatory Convertible preferred share in each of February, May, August and November 2007. We paid dividends of $0.533932 per Series A Mandatory Convertible preferred share in February 2006 and $0.475781 per Series A Mandatory Convertible preferred share, in each of May, August and November 2006. These shares were converted into common shares on November 15, 2008.

Under the Insurance Act, IPCRe is required to maintain a solvency margin and a minimum liquidity ratio and is prohibited from declaring or paying any dividends if to do so would cause IPCRe to fail to meet its solvency margin and minimum liquidity ratio. Under the Insurance Act, IPCRe is prohibited from paying dividends of more than 25% of its total statutory capital and surplus at the end of the previous fiscal year unless it files an affidavit stating that the declaration of such dividends has not caused it to fail to meet its solvency margin and minimum liquidity ratio. The Insurance Act also prohibits IPCRe from declaring or paying dividends requirements without the approval of the Authority if IPCRe failed to meet its solvency margin and minimum liquidity ratio on the last day of the previous fiscal year. In addition, IPCRe is prohibited under the Insurance Act from reducing its opening total statutory capital by more than 15% without the approval of the Authority. The maximum amount of dividends which could be paid by IPCRe to IPC Holdings at January 1, 2009 without such notification is approximately $460.1 million. Under the terms of the $500,000 credit agreement, the Company is permitted to declare and pay dividends provided there are no defaults of covenants or unmatured defaults pending. One of the significant covenants of the facility requires the Company to maintain a minimum consolidated net worth (consolidated shareholders’ equity) of $1,000,000, plus 25% of any positive net income for each fiscal year, beginning with the fiscal year ending December 31, 2006, plus 25% of the net proceeds of any equity issuance or other capital contributions. As a result of these factors, there can be no assurance that our dividend policy will not change or that we will declare or pay any dividends.

On February 17, 2009 we declared a dividend of $0.22 per share, payable on March 18, 2009 to common shareholders of record on March 4, 2009.

On October 7, 2005, IPC Holdings filed an S-3 Registration statement with the SEC in the amount of $1,250 million, which became effective on October 17, 2005. On October 25, 2005, IPC announced its intention to issue and sell common shares and Series A Mandatory Convertible preferred shares in underwritten offerings. On November 4, 2005, we completed a follow-on public offering in which 11,527,000 common shares were sold (including the exercise of the over-allotment option of 1,048,000 shares) at $26.25 per share. On the same date, 3,675,000 common shares were sold directly to AIG at a price equal to the public offering price. Also on that date, we completed a public offering in which 9,000,000 7.25% Series A Mandatory Convertible preferred shares were sold, with a liquidation preference of $26.25 per share. Total net proceeds from these transactions were approximately $614 million. Each Series A Mandatory Convertible preferred share was non-voting, except in certain circumstances, and automatically converted on November 15, 2008 into 1.0144 common shares per preferred share. This corresponds to a total of 9,129,600 common shares.

On February 21, 2006 our shareholders approved an increase in the number of the Company’s authorised common shares from 75,000,000 to 150,000,000, and an increase in the number of the Company’s authorised preferred shares from 25,000,000 to 35,000,000.

On April 24, 2007, the Board of Directors authorised a share repurchase of up to $200 million of the Company’s common shares. The authorization ended on May 1, 2008. In 2007, the Company repurchased 6,219,879 shares of our common shares for a total of $188.7 million. As of December 31, 2007, we had $11.3 million remaining under our authorised share repurchase program. On February 14, 2008, the Board of Directors authorised an additional share repurchase of up to $300 million of the Company’s common shares. The authorization ends on April 1, 2009. During the first three quarters of 2008, the Company repurchased 10,794,505 of its common shares for a total of $311.3 million. During the fourth quarter of 2008, the Company did not repurchase any of its common shares. As of December 31, 2008, we had completed our authorised share repurchase programs.

Information relating to compensation plans under which equity securities of IPC are authorised for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data

The historical consolidated financial data presented below as of and for each of the periods ended December 31, 2008, 2007, 2006, 2005, and 2004 were derived from our consolidated financial statements which are incorporated herein by reference to the Annual Report. The selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” also contained in the Annual Report and incorporated herein by reference.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Statement of Income (Loss) Data:
Gross premiums written	$403,395	$404,096	$429,851	$472,387	$378,409
Net premiums earned	387,367	391,385	397,132	452,522	354,882
Net investment income	94,105	121,842	109,659	71,757	51,220
Net (losses) gains on investments	(168,208)	67,555	12,085	(10,556)	5,946
Other income	65	1,086	3,557	5,234	4,296
Net loss and loss adjustment expenses incurred	155,632	124,923	58,505	1,072,662	215,608
Net acquisition costs	36,429	39,856	37,542	39,249	37,682
General and administrative expenses	26,314	30,510	34,436	27,466	23,151
Interest expense	2,659	—	—	—	—
Net foreign exchange loss (gain)	1,848	1,167	(2,635)	2,979	1,290
Net income (loss)	$90,447	$385,412	$394,585	$(623,399)	$138,613
Preferred dividend	14,939	17,128	17,176	2,664	—
Net income (loss), available to common shareholders	$75,508	$368,284	$377,409	$(626,063)	$138,613
Net income (loss) per common share (1)	$1.45	$5.53	$5.54	$(12.30)	$2.87
Weighted average shares outstanding (1)	59,301,939	69,728,229	71,212,287	50,901,296	48,376,865
Cash dividend per common share	$0.88	$0.80	$0.64	$0.88	$0.88
Other Data:
Loss and loss adjustment expense ratio (2)	40.2%	31.9%	14.7%	237.0%	60.8%
Expense ratio (2)	16.2%	18.0%	18.1%	14.8%	17.1%
Combined ratio (2)	56.4%	49.9%	32.8%	251.8%	77.9%
Return on average equity (3)	4.2%	20.1%	24.0%	(38.0)%	8.6%
Balance Sheet Data (at end of period):
Total cash and investments	$2,235,187	$2,473,244	$2,485,525	$2,560,146	$1,901,094
Reinsurance premiums receivable	108,033	91,393	113,811	180,798	85,086
Total assets	2,388,688	2,627,691	2,645,429	2,778,281	2,028,290
Reserve for losses and loss adjustment expenses	355,893	395,245	548,627	1,072,056	274,463
Unearned premiums	85,473	75,980	80,043	66,311	68,465
Total shareholders’ equity	$1,850,947	$2,125,745	$1,990,955	$1,616,400	$1,668,439
Diluted book value per common share (4)	$33.07	$32.42	$27.94	$22.26	$34.44

(1)	Net income per common share is calculated upon the weighted average number of common shares outstanding during the relevant year. The weighted average number of shares includes common shares and the dilutive effect of employee stock options and stock grants, using the treasury stock method and convertible preferred shares. The net loss per common share for the year ended December 31, 2005 is calculated on the weighted average number of shares outstanding during the year, excluding the anti-dilutive effect of employee stock options, stock grants and convertible preferred shares. The net income per common share for the year ended December 31, 2008 is calculated on the weighted average number of shares outstanding during the year, excluding the anti-dilutive effect of stock-based compensation and convertible preferred shares.

(2)	The loss and loss adjustment expense ratio is calculated by dividing the net losses and loss expenses incurred by the net premiums earned. The expense ratio is calculated by dividing the sum of acquisition costs and general and administrative expenses by net premiums earned. The combined ratio is the sum of the loss and loss expense ratio and the expense ratio.

(3)	Return on average equity is calculated as the annual net income (loss), available to common shareholders divided by the average of the common shareholders’ equity, which is total shareholders’ equity, excluding convertible preferred shares, on the first and last day of the respective year.

(4)	Diluted book value per common share is calculated as shareholders’ equity divided by the number of common shares outstanding on the balance sheet date, after considering the dilutive effects of stock-based compensation, calculated using the treasury stock method. At December 31, 2008 the average weighted number of shares outstanding, including the dilutive effect of employee stock-based compensation and convertible preferred shares (which were converted on November 15, 2008) using the treasury stock method was 59,301,939.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Based on their evaluation as of December 31, 2008, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective.

Management’s Report on Internal Control Over Financial Reporting—Our management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on an evaluation under the framework in “Internal Control—Integrated Framework” issued by COSO, the Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective, as of December 31, 2008. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by KPMG, an independent registered public accounting firm, as stated in their unqualified report included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of IPC Holdings, Ltd.

We have audited IPC Holdings, Ltd.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). IPC Holdings, Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, IPC Holdings, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IPC Holdings, Ltd. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG

Chartered Accountants

Hamilton, Bermuda

February 27, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Except as otherwise disclosed in this item, the information concerning directors and executive officers required for this item will be in our Proxy Statement, which will be filed with the SEC within 120 days of the end of our fiscal year and is incorporated herein by reference. We have adopted a Code of Conduct that applies to all IPC officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer. We have also adopted a separate Code of Ethics for our Chief Executive Officer and Senior Financial Officers. These documents are posted on our website at www.ipcre.bm, under the “Corporate Governance” tab within the “Financial Information” section, and we will post any amendments to or waivers from those documents at that location.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s Directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership of, and transactions in, the Company’s equity securities with the SEC. Such Directors, executive officers and shareholders are also required to furnish the Company with copies of all Section 16(a) reports they file. Purchases and sales of the Company’s equity securities by such persons are published on the Company’s website.

Based on a review of the copies of such reports, and on written representations from the Company’s Directors and executive officers, the Company believes that all Section 16(a) filing requirements applicable to the Company’s Directors, executive officers and shareholders were complied with during fiscal 2008, except that Messrs. Bridges, Christie, Joaquin and Lancaster, each a current Director, inadvertently failed to timely file a Form 3 Initial Statement of Beneficial Ownership of Securities. Each has cured this deficiency in the course of the fiscal year.

Item 11.	Executive Compensation

The information required for this item will be in our Proxy Statement, which will be filed with the SEC within 120 days of the end of our fiscal year and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding the beneficial ownership of common shares and executive compensation required for this item will be in our Proxy Statement, which will be filed within 120 days of the end of our fiscal year and is incorporated herein by reference.

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

The following table sets forth information regarding outstanding options and shares available for future issuance under these plans as of December 31, 2008:

Equity Compensation Plan Information

Plan Category	(A) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Option Plan approved by security holders	526,000	$34.31	—
2003 Incentive Plan approved by security holders	—	—	—
2007 Incentive Plan approved by security holders	—	—	3,307,170
Equity compensation plans not approved by security holders	—	—	—
Total	526,000	$34.31	3,307,170

Item 13.	Certain Relationships and Related Transactions

The information required for this item is incorporated herein by reference to the information contained under the caption “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required for this item is incorporated herein by reference to the information contained under the caption “Fees to Independent Registered Public Accountants for Fiscal 2008 and 2007” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)		Financial Statements and Exhibits

	1.	Financial Statements

The following Consolidated Financial Statements of IPC Holdings and Report of Independent Registered Public Accounting Firm are incorporated herein by reference to the Annual Report:

Report of Independent Registered Public Accounting Firm
Consolidated balance sheets as of December 31, 2008 and 2007
Consolidated statements of income for the years ended December 31, 2008, 2007 and 2006
Consolidated statements of comprehensive income for the years ended December 31, 2008, 2007 and 2006
Consolidated statements of shareholders’ equity for the years ended December 31, 2008, 2007, and 2006
Consolidated statements of cash flows for the years ended December 31, 2008, 2007 and 2006
Notes to the consolidated financial statements

	2.	Financial Statement Schedules

Report of Independent Registered Public Accounting Firm on Schedules
Schedule I—Summary of Investments—Other than Investments in Related Parties
Schedule II—Condensed Financial Information of Registrant
Schedule III—Supplementary Insurance Information of Subsidiary for the years ended December 31, 2008, 2007 and 2006
Schedule IV—Supplementary Information concerning Reinsurance for the years ended December 31, 2008, 2007 and 2006

Certain schedules have been omitted, either because they are not applicable, or because the information is included in our consolidated financial statements incorporated by reference to the Annual Report.

3.	Exhibits

Exhibit Number	Description	Method of filing
3.1	Memorandum of Association of the Company	(1)

3.2	Amended and Restated Bye-Laws of the Company	(6)

3.3	Form of Memorandum of Increase of Share Capital	(1)

3.4	Certificate of Designations for the convertible preferred shares	(15)

4.1	Form of certificate for the common shares of the Company	(1)

4.2	Form of certificate for the convertible preferred shares of the Company (included in Exhibit 3.4)

10.1†	IPC Holdings, Ltd. Stock Option Plan, as amended effective June 10, 2005	(4)

10.2†	Amended and Restated IPC Holdings, Ltd. Deferred Compensation Plan	(3)

10.3†	IPCRe Defined Contribution Retirement Plan	(1)

10.4†	IPC Holdings, Ltd. 2007 Incentive Plan	(2)

10.5	Custody Agreement by and between IPCRe Limited and Mellon Bank, N.A., dated January 9, 2008 and effective as of January 1, 2008	(8)

10.6†	Retirement Agreement between IPCRe and James P. Bryce	(1)

10.7†	Retirement Agreement between IPCRe and Peter J.A. Cozens	(1)

10.8	Underwriting Agency Agreement, dated December 1, 2001, between Allied World Assurance Company, Ltd (“AWAC”) and IPCUSL	(5)

10.9	Amended and Restated Amendment No. 1, dated April 19, 2004, to Underwriting Agency Agreement, effective as of December 1, 2001	(9)

10.10†	IPC Holdings, Ltd. 2003 Stock Incentive Plan	(7)

10.11†	Form of Stock Option Agreement	(10)

10.12†	Form of Restricted Stock Unit Award	(11)

10.13†	The IPCRe Limited International Retirement Plan Level 2 Trust, as of December 31, 2003	(12)

10.14	Letters of Credit Master Agreement between Citibank N.A. and IPCRe Limited	(13)

10.15	Credit Agreement between IPC Holdings, Ltd., IPCRe Limited, the Lenders party thereto and Wachovia Bank, National Association	(16)

10.16	Administrative Services Agreement among IPC Holdings, Ltd., IPCRe Limited and American International Company, Limited, dated September 1, 2006.	(17)

10.17	Amendment No. 5, dated as of December 1, 2006, to the Underwriting Agency Agreement, dated as of December 1, 2001, as amended, by and between AWAC and IPCUSL.	(18)

10.18	Discretionary Investment Management Agreement between AIG Investments Europe Ltd. and IPCRe Limited, dated January 9, 2008 and effective as of December 20, 2007	(14)

10.19	First Amendment to Credit Agreement, dated as of January 25, 2008, among IPC Holdings, Ltd., IPCRe Limited, the Lenders party thereto and Wachovia Bank, National Association	(19)

Exhibit Number	Description	Method of filing
10.20†	Form of Performance Share Unit Award Agreements	(20)

10.21†	Resolution of the Board of Directors Regarding Meeting Attendance Fees	(21)

11.1	Statement regarding Computation of Per Share Earnings	Filed herewith

12.1	Statement of Computation of Ratios of Earnings to Fixed Charges	Filed herewith

13.1	Portions of the Annual Report incorporated herein by reference	Filed herewith

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of KPMG	Filed herewith

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1§	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2§	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

(1)	Incorporated by reference to the corresponding exhibit in our Registration Statement on Form S-1 (File No. 333-00088).

(2)	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed on February 8, 2008 (File No. 333-149118).

(3)	Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended September 30, 1999 (File No. 0-27662).

(4)	Incorporated by reference to Exhibit 10.1 to our filing on Form 8-K of June 14, 2005 (File No. 0-27662).

(5)	Incorporated by reference to Exhibit 10.15 to our Form 10-K for the year ended December 31, 2001 (File No. 0-27662).

(6)	Incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-Q for the six-months ended June 30, 2007 filed with the SEC on July 30, 2007 (File No. 0-27662).

(7)	Incorporated by reference to Exhibit 4.2 to our filing on Form S-8 of July 15, 2003.

(8)	Incorporated by reference to Exhibit 10.1 of our Form 8-K filed on January 14, 2008 (File No. 0-27662).

(9)	Incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarter ended March 31, 2004 (File No. 0-27662).

(10)	Incorporated by reference to Exhibit 10.16 to our Form 10-K for the year ended December 31, 2004 (File No. 0-27662).

(11)	Incorporated by reference to Exhibit 10.17 to our Form 10-K for the year ended December 31, 2004 (File No. 0-27662).

(12)	Incorporated by reference to Exhibit 10.18 to our Form 10-K for the year ended December 31, 2004 (File No. 0-27662).

(13)	Incorporated by reference to Exhibit 10.19 to our Form 10-K for the year ended December 31, 2004 (File No. 0-27662).

(14)	Incorporated by reference to Exhibit 10.2 of our Form 8-K filed on January 14, 2008 (File No. 0-27662).

(15)	Incorporated by reference to Exhibit 3.3 of our Form 8-K filed on November 3, 2005 (File No. 0-27662).

(16)	Incorporated by reference to Exhibit 10.22 to our Current Report on Form 8-K filed on April 20, 2006 (File No. 0-27662).

(17)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 6, 2006 (File No. 0-27662).

(18)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 7, 2006 (File No. 0-27662).

(19)	Incorporated by reference to Exhibit 10.1 of our Form 8-K filed on January 31, 2008 (File No. 0-27662).

(20)	Incorporated by reference to Exhibit 10.1 and Exhibit 10.2 of our Form 8-K filed on October 27, 2008 (File No. 0-27662).

(21)	Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on September 30, 2007 (File No. 0-27662).

†	Management contract or compensatory plan, contract or arrangement.

§	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (sub-sections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), and are not being filed as exhibits to this report.

IPC HOLDINGS, LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of IPC Holdings, Ltd.

Under date of February 27, 2009, we reported on the consolidated balance sheets of IPC Holdings, Ltd. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008, which are included in the 2008 annual report to the shareholders on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG

Chartered Accountants
Hamilton, Bermuda
February 27, 2009

SCHEDULE I

IPC HOLDINGS, LTD.

SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES

(Expressed in thousands of U.S. dollars)

	Year ended December 31, 2008
	Amortised Cost	Fair Value	Amount at which shown in the Balance Sheet
Type of investment:
Fixed maturities
U.S. Government treasuries	$16,925	$17,653	$17,653
U.S. Government agencies	166,054	179,105	179,105
Other governments	60,011	62,731	62,731
Banking and financial	845,434	825,617	825,617
Other Corporate	367,267	368,693	368,693
Supranational entities	223,900	236,803	236,803
Mortgage-backed securities	98,345	102,418	102,418

Total fixed maturities	1,777,936	1,793,020	1,793,020

Equity investments	405,708	365,147	365,147
Cash and cash equivalents	77,020	77,020	77,020

Total investments, cash and cash equivalents	$2,260,664	$2,235,187	$2,235,187

See Report of Independent Registered Public Accounting Firm

SCHEDULE II

IPC HOLDINGS, LTD.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEET

(PARENT COMPANY)

(Expressed in thousands of U.S. dollars)

	As of December 31,
	2008	2007
ASSETS:
Cash	$89	$143
Investment in wholly-owned subsidiaries *	1,850,707	2,127,746
Loan to subsidiaries *	75,000	—
Due from subsidiaries *	659	—
Other assets	358	466

	1,926,813	2,128,355

LIABILITIES:
Payable to subsidiaries *	$84	$42
Bank loan	75,000	—
Dividends payable	—	2,189
Other liabilities	782	379

	75,866	2,610

SHAREHOLDERS’ EQUITY:
Share capital—2008: 56,094,348 shares outstanding, par value $0.01; 2007: 57,626,395 shares outstanding, par value $0.01	561	576
Preferred shares—2008: nil shares outstanding, par value $0.01; 2007: 9,000,000 shares outstanding, par value $0.01;	—	90
Additional paid in capital	1,089,002	1,334,271
Retained earnings	762,260	791,689
Accumulated other comprehensive income	(876)	(881)

	1,850,947	2,125,745

	$1,926,813	$2,128,355

*	eliminated on consolidation

See Report of Independent Registered Public Accounting Firm

SCHEDULE II

continued

IPC HOLDINGS, LTD.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT—continued

STATEMENT OF INCOME

(PARENT COMPANY)

(Expressed in thousands of U.S. dollars)

	Year ended December 31,
	2008	2007	2006
Interest income	$2,659	$1	$1
Expenses:
Operating costs and expenses, net	4,163	3,104	2,948
Interest expense	2,659	—	—

Loss before equity in net income of wholly-owned subsidiaries *.	(4,163)	(3,103)	(2,947)
Equity in net income of wholly-owned subsidiaries *	94,610	388,515	397,532
Preferred dividend	14,939	17,128	17,176

Net income available to common shareholders	$75,508	$368,284	$377,409

STATEMENT OF COMPREHENSIVE INCOME

(PARENT COMPANY)

(Expressed in thousands of U.S. dollars)

	Year ended December 31,
	2008	2007	2006
Net income	$90,447	$385,412	$394,585

Other comprehensive income :
Additional accumulated benefit pension obligation	5	(195)	(686)
Holding gains, net on investments during period	—	—	46,993
Reclassification adjustment for gains included in net income	—	—	(12,085)

	5	(195)	34,222

Comprehensive income	$90,452	$385,217	$428,807

*	eliminated on consolidation

See Report of Independent Registered Public Accounting Firm

SCHEDULE II

continued

IPC HOLDINGS, LTD.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT—continued

STATEMENT OF CASH FLOWS

(PARENT COMPANY)

(Expressed in thousands of U.S. dollars)

	Year ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$90,447	$385,412	$394,585
Adjustments to reconcile net income to cash provided by:
Equity in net income from subsidiaries *	(94,610)	(388,515)	(397,532)
Stock compensation	5,625	4,664	3,296
Changes in, net:
Other assets	108	(64)	(57)
Receivable from subsidiaries *	(659)	358	(358)
Loan to subsidiaries *	(75,000)	—	—
Payable to subsidiaries *	(14,238)	42	(3,970)
Other liabilities	403	(17)	39

	(87,924)	1,880	(3,997)

CASH FLOWS FROM FINANCING ACTIVITIES
Additional share capital received	—	—	31
Proceeds from bank loan	150,000	—	—
Loan made to subsidiary *	(150,000)	—	—
Repayment of bank loan	(75,000)	—	—
Proceeds from repayment of loan made to subsidiary *	75,000	—	—
Repurchases of common shares	(311,301)	(188,699)	—
Dividends received from subsidiaries *	460,935	253,178	62,400
Dividends paid to shareholders	(61,764)	(66,390)	(58,360)

	87,870	(1,911)	4,071

Net (decrease) increase in cash and cash equivalents	(54)	(31)	74
Cash and cash equivalents, beginning of year	143	174	100

Cash and cash equivalents, end of year	$89	$143	$174

*	eliminated on consolidation

See Report of Independent Registered Public Accounting Firm

SCHEDULE III

IPC HOLDINGS, LTD. AND SUBSIDIARIES

SUBSIDIARY SUPPLEMENTARY INSURANCE INFORMATION

(Expressed in thousands of U.S. dollars)

Segment	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Gross premiums written
2008: Property & Similar	$9,341	$355,893	$85,473	$387,367	$94,105	$155,632	$36,429	$26,314	$403,395
2007: Property & Similar	$8,893	$395,245	$75,980	$391,385	$121,842	$124,923	$39,856	$30,510	$404,096
2006: Property & Similar	$9,551	$548,627	$80,043	$397,132	$109,659	$58,505	$37,542	$31,421	$429,851

See Report of Independent Registered Public Accounting Firm

SCHEDULE IV

REINSURANCE

(Expressed in thousands of U.S. dollars)

	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount (1)	Percentage of amount assumed to net
2008: Property & Similar	$—	$6,122	$403,395	$397,273	102%
2007: Property & Similar	$—	$16,529	$404,096	$387,567	104%
2006: Property & Similar	$—	$17,690	$429,851	$412,161	104%

(1)	Premiums Written

See Report of Independent Registered Public Accounting Firm

IPC HOLDINGS, LTD.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised, in Pembroke, Bermuda, on the 27th day of February, 2009.

IPC HOLDINGS, LTD.

/s/ JAMES BRYCE
By:	James P. Bryce
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ KENNETH HAMMOND Kenneth Hammond	Chairman of the Board of Directors	February 27, 2009

/s/ JAMES BRYCE James P. Bryce	President, Chief Executive Officer and Director	February 27, 2009

/s/ JOHN WEALE John R. Weale	Executive Vice President, Chief Financial Officer and principal accounting officer	February 27, 2009

/s/ MARK BRIDGES Mark R. Bridges	Deputy Chairman of the Board of Directors	February 27, 2009

/s/ PETER CHRISTIE Peter S. Christie	Director	February 27, 2009

/s/ ANTONY LANCASTER Antony P.D. Lancaster	Director	February 27, 2009

/s/ ANTHONY JOAQUIN L. Anthony Joaquin	Director	February 27, 2009

/s/ MICHAEL CASCIO Michael J. Cascio	Director	February 27, 2009

EXHIBIT INDEX

Exhibit Number	Description	Method of filing
3.1	Memorandum of Association of the Company	(1)
3.2	Amended and Restated Bye-Laws of the Company	(6)
3.3	Form of Memorandum of Increase of Share Capital	(1)
3.4	Certificate of Designations for the convertible preferred shares	(15)
4.1	Form of certificate for the common shares of the Company	(1)
4.2	Form of certificate for the convertible preferred shares of the Company (included in Exhibit 3.4)
10.1†	IPC Holdings, Ltd. Stock Option Plan, as amended effective June 10, 2005	(4)
10.2†	Amended and Restated IPC Holdings, Ltd. Deferred Compensation Plan	(3)
10.3†	IPCRe Defined Contribution Retirement Plan	(1)
10.4†	IPC Holdings, Ltd. 2007 Incentive Plan	(2)
10.5	Custody Agreement by and between IPCRe Limited and Mellon Bank, N.A., dated January 9, 2008 and effective as of January 1, 2008	(8)
10.6†	Retirement Agreement between IPCRe and James P. Bryce	(1)
10.7†	Retirement Agreement between IPCRe and Peter J.A. Cozens	(1)
10.8	Underwriting Agency Agreement, dated December 1, 2001, between Allied World Assurance Company, Ltd (“AWAC”) and IPCUSL	(5)
10.9	Amended and Restated Amendment No. 1, dated April 19, 2004, to Underwriting Agency Agreement, effective as of December 1, 2001	(9)
10.10†	IPC Holdings, Ltd. 2003 Stock Incentive Plan	(7)
10.11†	Form of Stock Option Agreement	(10)
10.12†	Form of Restricted Stock Unit Award	(11)
10.13†	The IPCRe Limited International Retirement Plan Level 2 Trust, as of December 31, 2003	(12)
10.14	Letters of Credit Master Agreement between Citibank N.A. and IPCRe Limited	(13)
10.15	Credit Agreement between IPC Holdings, Ltd., IPCRe Limited, the Lenders party thereto and Wachovia Bank, National Association	(16)
10.16	Administrative Services Agreement among IPC Holdings, Ltd., IPCRe Limited and American International Company, Limited, dated September 1, 2006.	(17)
10.17	Amendment No. 5, dated as of December 1, 2006, to the Underwriting Agency Agreement, dated as of December 1, 2001, as amended, by and between AWAC and IPCUSL	(18)
10.18	Discretionary Investment Management Agreement between AIG Investments Europe Ltd. and IPCRe Limited, dated January 9, 2008 and effective as of December 20, 2007	(14)
10.19	First Amendment to Credit Agreement, dated as of January 25, 2008, among IPC Holdings, Ltd., IPCRe Limited, the Lenders party thereto and Wachovia Bank, National Association	(19)
10.20†	Form of Performance Share Unit Award Agreements	(20)
10.21†	Resolution of the Board of Directors Regarding Meeting Attendance Fees	(21)
11.1	Statement regarding Computation of Per Share Earnings	Filed herewith
12.1	Statement of Computation of Ratios of Earnings to Fixed Charges	Filed herewith
13.1	Portions of the Annual Report incorporated herein by reference	Filed herewith
21.1	Subsidiaries of the Registrant	Filed herewith

Exhibit Number	Description	Method of filing
23.1	Consent of KPMG	Filed herewith
31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1§	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2§	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

(1)	Incorporated by reference to the corresponding exhibit in our Registration Statement on Form S-1 (File No. 333-00088).
(2)	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed on February 8, 2008 (File No. 333-149118).
(3)	Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended September 30, 1999 (File No. 0-27662).
(4)	Incorporated by reference to Exhibit 10.1 to our filing on Form 8-K of June 14, 2005 (File No. 0-27662).
(5)	Incorporated by reference to Exhibit 10.15 to our Form 10-K for the year ended December 31, 2001 (File No. 0-27662).
(6)	Incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-Q for the six-months ended June 30, 2007 filed with the SEC on July 30, 2007 (File No. 0-27662).
(7)	Incorporated by reference to Exhibit 4.2 to our filing on Form S-8 of July 15, 2003 (No. 333-107052).
(8)	Incorporated by reference to Exhibit 10.1 of our Form 8-K filed on January 14, 2008 (File No. 0-27662).
(9)	Incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarter ended March 31, 2004 (File No. 0-27662).
(10)	Incorporated by reference to Exhibit 10.16 to our Form 10-K for the year ended December 31, 2004 (File No. 0-27662).
(11)	Incorporated by reference to Exhibit 10.17 to our Form 10-K for the year ended December 31, 2004 (File No. 0-27662).
(12)	Incorporated by reference to Exhibit 10.18 to our Form 10-K for the year ended December 31, 2004 (File No. 0-27662).
(13)	Incorporated by reference to Exhibit 10.19 to our Form 10-K for the year ended December 31, 2004 (File No. 0-27662).
(14)	Incorporated by reference to Exhibit 10.2 of our Form 8-K filed on January 14, 2008 (File No. 0-27662).
(15)	Incorporated by reference to Exhibit 3.3 of our Form 8-K filed on November 3, 2005 (File No. 0-27662).
(16)	Incorporated by reference to Exhibit 10.22 to our Current Report on Form 8-K filed on April 20, 2006 (File No. 0-27662).
(17)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 6, 2006 (File No. 0-27662)
(18)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 7, 2006 (File No. 0-27662)
(19)	Incorporated by reference to Exhibit 10.1 of our Form 8-K filed on January 31, 2008 (File No. 0-27662).
(20)	Incorporated by reference to Exhibit 10.1 and Exhibit 10.2 of our Form 8-K filed on October 27, 2008 (File No. 0-27662).
(21)	Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on September 30, 2007 (File No. 0-27662).
†	Management contract or compensatory plan, contract or arrangement.
§	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (sub-sections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), and are not being filed as exhibits to this report.