Form 10-K/A
period 2008-12-31
IPC HOLDINGS LTD
filed 2009-04-30
CIK 909815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                to

Commission file number 0-27662

IPC Holdings, Ltd.

(Exact name of registrant as specified in its charter)

Bermuda	Not Applicable
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

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

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☒Yes   ☐No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐Yes   ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒Yes  ☐No

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

☒Large accelerated filer	☐ Accelerated filer
☐Non-accelerated filer	☐Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐Yes     ☒No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2008 was $1,341,061,740.

The number of shares outstanding of each of the registrant’s classes of common stock, as of April 28, 2009 was 55,948,821.

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment No. 1”) of IPC Holdings, Ltd. (“IPC” or “Company”) amends IPC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, that was originally filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2009 (the “Original Form 10-K”).

This Amendment No. 1 is being filed solely to include the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K that was previously omitted from the Original Form 10-K in reliance upon General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K allows such omitted information to be filed as an amendment to the Original Form 10-K, or incorporated by reference from IPC’s definitive proxy statement which involves the election of directors if filed with the SEC not later than 120 days after the end of the fiscal year covered by the Original Form 10-K. As of the date of this Amendment No. 1, IPC does not intend to file a definitive proxy statement containing the information required in Part III within such 120-day period. Accordingly IPC is filing this Amendment No. 1 to include such omitted information as part of the Original Form 10-K.

Except as described in this explanatory note, no other changes have been made to the Original Form 10-K. The Original Form 10-K continues to speak as of the date of the Original Form 10-K, and the disclosures contained therein have not been updated to reflect any events which occurred at a date subsequent to the filing of the Original Form 10-K other than as expressly indicated in this Amendment No. 1. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and IPC’s other filings made with the SEC on or subsequent to February 27, 2009. This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Part III (Items 10, 11, 12, 13 and 14), Part IV (Item 15), the signature page and the certifications required to be filed hereto.

PART III

Item 10.	Directors and Executive Officers of the Registrant and Corporate Governance

IPC’s Directors and Executive Officers

The name, age, principal occupation and certain other information regarding each of IPC’s directors and each of IPC’s executive officers who are not directors, as of April 29, 2009, are described below.

    Directors

Kenneth L. Hammond (age 62) was appointed Chairman of the board of IPC and IPCRe effective February 16, 2008, following the retirement of Frank Mutch. He has been a director of IPC and IPCRe since March 1, 2004. Mr. Hammond was President of Attorneys’ Liability Assurance Society (Bermuda) Ltd. (“ALAS”) from 1987 to 1995, and Vice Chairman, President and Chief Executive Officer of ALAS from 1995 to December 2000. He continued as Vice Chairman and Chief Executive Officer of ALAS from 2000 until December 2002, when he retired from that position. From 1987 to 1990, Mr. Hammond was also Managing Director of J.H. Minet in Bermuda. From 1982 to 1986, he served as Senior Vice President and Chief Financial Officer of Trenwick Limited in Bermuda.

Mark R. Bridges (age 49) was appointed a director of IPC and IPCRe on July 25, 2007. Mr. Bridges was appointed a director of Pentelia Re (Bermuda) Ltd., Pentelia Re II Ltd. and Pentelia V (Cayman) Ltd. in December 2007, November 2008 and March 2009, respectively. He was President and a director of Rosemont Reinsurance Ltd. from September 2006 until September 2008. Mr. Bridges was Chief Financial Officer of Harbor Point Limited from February 2006 to May 2006. From 1998 to February 2006, Mr. Bridges worked at Overseas Partners Ltd.; he was Executive Vice President and Chief Financial Officer from 1998 to February 2002, and President, Chief Executive Officer and Chief Financial Officer and a director from February 2002 to February 2006. From 1984 to 1998, Mr. Bridges worked at KPMG Bermuda; he was a partner and Head of Reinsurance Practice from 1988 to 1998.

James P. Bryce (age 60) has been President and Chief Executive Officer of IPC and IPCRe since July 2000 and a director of IPC and IPCRe since June 6, 2000. Mr. Bryce was Senior Vice President of IPC from July 1996 to July 2000 and Senior Vice President—Underwriting (Chief Underwriting Officer) of IPCRe from its inception in 1993 to July 2000. Mr. Bryce has decided to commence a long contemplated retirement from IPC, both as an employee and as a member of IPC’s board of directors, effective not later than June 30, 2009. He has agreed to provide consulting services to IPC and to serve as non-executive Chairman of IPC Max Re Ltd. during the period from his retirement through December 31, 2009, in order to help accomplish an efficient transition in connection with the proposed amalgamation with Max Capital Group Ltd. as described in the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2009 and in subsequent SEC filings by the Company, which is referred to in this Amendment No. 1 as the “proposed amalgamation with Max.”

Michael J. Cascio (age 53) was appointed a director of IPC and IPCRe on November 28, 2008. Mr. Cascio currently serves on the board of Philadelphia Insurance Company (a wholly owned subsidiary of the Tokio Marine Group). He was the President and Chief Executive Officer of OPUS Re (a wholly owned subsidiary of Overseas Partners Ltd.) from 2000 to 2003. Mr. Cascio is a Fellow of the Casualty Actuarial Society and a Member of the American Academy of Actuaries. He has also held a Certificate of Director Education issued by the National Association of Corporate Directors since March 2007.

Peter S. Christie (age 62) has been a director of IPC since March 17, 2006, and of IPCRe since April 12, 2006. Mr. Christie is a principal of CFC Advisors LLC (formerly Friemann Christie LLC), an independent advisory and strategy consulting firm specializing in the field of insurance and risk related organizations. From 1997 to May 1999, Mr. Christie served as the Vice Chairman of Aon Group Inc., Chicago, a global risk advisory and insurance brokerage firm.

L. Anthony Joaquin (age 54) was appointed a director of IPC and IPCRe on July 25, 2007. Mr. Joaquin was Managing Partner of Ernst & Young, Bermuda from 2001 to 2005 and a partner from 1988 to 2001. He was Inspector of Companies of the Government of Bermuda from 1986 to 1988 and currently serves on the board of directors of The Bank of Bermuda Limited, BF&M Limited, the Bermuda Monetary Authority and several other companies and institutions.

Antony P. D. Lancaster (age 66) has been a director of IPC since March 17, 2006, and of IPCRe since April 12, 2006. Mr. Lancaster currently serves on the board of directors of several insurance companies and other financial institutions. From 1991 to 1998, Mr. Lancaster served as Chairman and Chief Executive Officer of GAN Insurance Company Limited (formerly known as GAN Minster Insurance Company Limited). Following the acquisition of GAN by Groupama in 1998, Mr. Lancaster served as Chairman and Chief Executive Officer of Groupama Insurance, London until 2002.

    Executive Officers Who Are Not Directors

Peter J. A. Cozens (age 61) was appointed Executive Vice President of IPC and IPCRe in July 2008, having served as Senior Vice President of IPC and IPCRe since February 10, 2004, and as Vice President of IPCRe since March 1995. Mr. Cozens will continue in this position upon closing of the proposed amalgamation with Max. From June 1993 to March 1995, Mr. Cozens was the London representative of IPC. Mr. Cozens previously served from September 1981 to May 1993 as Group Non-Marine Underwriter of the English & American Group, and from August 1963 to August 1981 with the Sir Philip D’Ambrumenil Syndicate at Lloyd’s, where his most recent responsibilities were those of Deputy Treaty Underwriter.

Stephen F. Fallon (age 53) was appointed Executive Vice President of IPC and IPCRe in July 2008, having served as Senior Vice President of IPC since February 10, 2004, and as Senior Vice President of IPCRe since December 2001. Mr. Fallon will continue in this position upon closing of the proposed amalgamation with Max. From October 1997 to December 2001, Mr. Fallon served as Vice President of IPCRe. From June 1996 through October 1997, Mr. Fallon was a Senior Vice President of Folksamerica Reinsurance Company, and from November 1985 to June 1996, Mr. Fallon was a Senior Vice President and director of Christiania General Insurance Corporation of New York.

John R. Weale (age 50) was appointed Executive Vice President and Chief Financial Officer of IPC and IPCRe in July 2008, having served as Senior Vice President and Chief Financial Officer since February 2002 and as Vice President and Chief Financial Officer since July 1996. Mr. Weale will become the combined entity’s Executive Vice President & Treasurer upon closing of the proposed amalgamation with Max. Prior to joining IPC, Mr. Weale spent over 13 years with American International Company Limited, American International Group, Inc.’s Bermuda-based management company, serving in a variety of positions, the most recent being Vice President—Offshore Management Services.

Audit Committee

During 2008, the Audit Committee consisted of Messrs. Bridges (from February 16, 2008), Christie, Hammond, Joaquin, Lancaster and Mutch (through February 15, 2008). Pursuant to its charter, a copy of which is available on IPC’s website at http://www.ipcre.bm under “Financial Information—Corporate Governance,” the Audit Committee is responsible for meeting with the Company’s independent accountants regarding, among other issues, audits and the adequacy of IPC’s accounting and control systems. The Audit Committee held four meetings during the year ended December 31, 2008. The Audit Committee is composed entirely of independent directors.

IPC’s Board of Directors has designated each of Messrs. Bridges, Hammond and Joaquin, who are independent directors, as an “audit committee financial expert,” as defined by applicable rules of the SEC. Mr. Hammond has been designated as an “audit committee financial expert” based on his prior experience as Chief Financial Officer of Trenwick Limited and his experience as President and Chief Executive Officer of ALAS, where he actively supervised ALAS’s principal financial officer. Mr. Mutch, a former independent director who retired from the board of directors with effect from February 15, 2008, was also designated by the board as an “audit committee financial expert.” Although designated as audit committee financial experts, Messrs. Bridges, Hammond, Joaquin and Mutch have not acted as accountants for the Company and, under SEC rules, are not “experts” for purposes of the liability provisions of the Securities Act, or for any other purpose. Messrs. Bridges, Hammond, Joaquin and Mutch have not had any responsibilities or obligations in addition to those of the other Audit Committee members; all Audit Committee members have identical duties and responsibilities.

Item 11.	Executive Compensation

IPC’s Compensation Discussion and Analysis

Compensation Philosophy and Objectives

The Compensation Committee of IPC’s board of directors is responsible for the establishment, implementation and ongoing evaluation of IPC’s compensation philosophy and objectives. The objectives of IPC’s executive compensation philosophy are to attract and retain the highest calibre of person in key positions and to motivate executives to create and manage a long-term sustainable business.

To achieve these objectives, IPC’s executive compensation program is designed with a view towards total compensation, aligning the wealth accumulation opportunities for key employees over the course of their career with IPC’s success. Balanced to manage attraction, retention and motivation, total compensation is delivered in a manner that is designed to:

•	permit executives to share in the short-, medium- and long-term success of IPC;

•	recognize the executive’s measurable and observable contributions to results;

•	align executives’ interests with those of shareholders; and

•	be transparent and fair in application.

Elements of Compensation

IPC’s compensation program for executive officers is based on the following elements of compensation: base salary, other benefits and perquisites, performance bonus, long-term incentive awards, pension benefits, change in control protections and severance provisions. IPC believes that the best way to achieve its objectives of growing a long-term sustainable business in the manner set forth above is to emphasize compensation that is at-risk and tied to IPC’s future performance and to motivate executives by rewarding them for achieving measurable results for IPC. IPC’s compensation program is designed such that the target levels of performance bonus and equity-based compensation represents approximately 75% of the CEO’s and two-thirds of the other executive officers’ annual compensation, of which approximately 50% for the CEO and 45% for the other executive officers is equity-based compensation.

The purpose and rationale of each principal element of the compensation program is as follows:

•

Competitive base salary that is paid in cash and compensates individuals for services rendered during the fiscal year. Base salaries reflect the individual’s market value and the skills and competencies applied at IPC.

•

Annual incentive compensation (performance bonus) that is partly driven by IPC’s financial performance and tied directly to the accomplishment of each executive’s specific objectives. Accordingly, the delivery of incentive compensation for senior executives is generally based on measurable and observable criteria that are pre-established by management and the Compensation Committee. The performance bonus is delivered in cash, and serves as a short-term incentive that rewards executives for meeting performance goals.

•

Long-term incentive compensation that is delivered over the long-term represents an important part of an executive’s compensation in a given fiscal year. Long-term incentive compensation is delivered in the form of equity-based awards subject to vesting criteria, which enables the executive to participate in IPC’s long-term performance, aligns the executive’s interest with the interest of IPC’s shareholders and encourages retention.

•	Perquisites that reflect competitive norms for the industry and geography within which IPC competes for talent.

•	Pension benefits that provide replacement income in retirement that is proportional to the executive’s long-term commitment to the business.

•	Change in control and post-termination pay that support IPC’s ability to attract and retain superior executive talent and to retain executives during the process of a change in control.

Independent Consultants

The Compensation Committee retains sole authority to hire, approve compensation, determine the nature and scope of responsibilities, evaluate performance and terminate the services of its independent compensation consultant. In 2007, the Compensation Committee engaged PricewaterhouseCoopers Advisory Limited (“PwA”) to provide compensation market data to assist the Compensation Committee in determining fee amounts for non-executive Directors. PwA was also engaged by IPC in (1) January 2008 to assess IPC’s risk management practices and to assist IPC with its review of IPC’s enterprise risk management framework and (2) June 2008 to assess IPC’s information technology governance practices and to assist IPC with its review of IPC’s information technology governance framework.

In May 2008, the Compensation Committee engaged Expertise Limited to provide human resources management consulting services. Expertise Limited does not provide any other services to IPC or its management.

In March 2009, Frederic W. Cook & Co., Inc. was engaged by the Compensation Committee to recommend a compensation program for non-executive directors of the combined entity following the proposed amalgamation with Max.

Base Salaries, Allowances, Benefits and Perquisites

Base salary is the compensation that is paid to an individual during the fiscal year regardless of IPC’s performance. The level of IPC’s base salaries reflects compensation levels paid within the insurance industry and the local and competitive environment. The annual base salary for the Chief Executive Officer is determined by the Compensation Committee and reviewed by IPC’s board of directors. Base salaries for the senior management group are based upon formal evaluations and the recommendations of the Chief Executive Officer, and are subject to the approval of the Compensation Committee. The Compensation Committee does not adhere to rigid formulas in determining the compensation levels for executives. It primarily considers competitive market compensation paid by other companies in the insurance industry and the local and competitive environment. The companies included in IPC’s 2009 peer group for this purpose are Aspen Insurance Limited (Bermuda), Flagstone Reinsurance Holdings Ltd., Montpelier Re Holdings Ltd., PartnerRe, Platinum Underwriters Holdings Ltd., Renaissance Reinsurance Limited and Validus Re; however, the Compensation Committee does not attempt to maintain a certain target percentile within a peer group or otherwise rely on those data to determine executive compensation. The Compensation Committee also considers merit and changes in the cost of living in Bermuda; it reviews salary levels on an annual basis.

The following table sets forth the 2007 and 2008 base salaries of the Chief Executive Officer, the Chief Financial Officer and each of the two next most highly compensated executive officers of IPC, which are referred to in this Amendment No. 1 as the “Named Executive Officers.”

Name	2007 Base Salary	2008 Base Salary
James P. Bryce	$827,753	$869,140
President & Chief Executive Officer

John R. Weale	447,537	469,914
Executive Vice President & Chief Financial Officer

Stephen F. Fallon	518,829	544,770
Executive Vice President

Peter J.A. Cozens	522,765	548,903
Executive Vice President

Effective January 1, 2009, IPC’s board of directors approved an increase of approximately 5% in the base salary for each of Messrs. Bryce, Cozens and Fallon, and an increase of 10% in the base salary for Mr. Weale. Mr. Weale received a larger salary increase due to his key role in current strategic projects, including the proposed amalgamation with Max.

IPC provides housing allowances, medical and life insurance benefits and other perquisites (club memberships, education and home leave allowances) to the executives as part of their overall compensation. Cost of living allowances were provided to the executives during 2006; effective January 1, 2007, these allowances were incorporated into executives’ base salaries. Housing and utilities allowances were provided to the executives to August 31, 2008; effective September 1, 2008, these allowances were combined into a set amount of housing allowance based upon an executive’s level within the organization. IPC has not historically had a perquisites policy, but it believes them to be reasonable in comparison to those typically provided by peer companies, such as those mentioned above, and that perquisites constitute a small component of total compensation for each executive. The Compensation Committee reviews on at least an annual basis the level of perquisites provided to executive officers.

Performance Bonuses

Performance bonuses are variable compensation and are subject to both corporate and individual performance. A target bonus is established at the beginning of the fiscal year and a bonus award is made following the release of IPC’s audited financial statements in February of each year, based on certain pre-determined objectives. The bonus for the Chief Executive Officer is determined by the Compensation Committee and reviewed by IPC’s board of directors. Bonus awards for the senior management group are based on evaluations and recommendations made by the Chief Executive Officer to the Compensation Committee.

IPC provides for specific threshold, target and maximum bonus awards, although the Compensation Committee retains the discretion to award performance-based bonuses that are below the threshold formula amount or that are greater than the maximum formula amount. These awards are based on a percentage of the base salary of the executive concerned. For the Chief Executive Officer, the target bonus award is 100% of base salary and the maximum bonus award is 150% of base salary. For Executive Vice Presidents, the target bonus award is 75% of base salary and the maximum bonus award is 112 1/2% of base salary. The threshold bonus award for each executive officer for 2007 and 2008 performance was 25% of the target bonus award. The threshold bonus award for each executive officer for 2009 performance is 0% of the target bonus award. IPC has established performance targets for the fiscal year to assess performance for purposes of the awarding of performance bonuses. These include 50% corporate performance (based on IPC’s operating return on equity) and 50% individual performance, taking into account subjective and objective criteria. Return on equity on an operating basis is a non-GAAP financial measure within the meaning of Regulation G as promulgated by the SEC and is calculated as IPC’s net operating income divided by the weighted average common shareholders’ equity for the year. Net operating income is a common performance measurement which, as calculated by IPC, corresponds to net income excluding net gains and losses on investments. For fiscal 2008 and 2009, the evaluation of each executive officer’s individual performance is based (as appropriate to his position within IPC) upon his contribution to the overall financial performance of IPC and the achievement of corporate objectives relating to the maintenance of IPC’s financial rating; the amount of premiums written; the timeliness of claims processing; the collection of receivables; the effectiveness of internal controls over financial reporting; and strategic projects. The determinations of amounts to be paid are not formulaic; rather, such determinations are subjective and made by the Compensation Committee in its discretion in light of IPC’s compensation objectives and the factors described above.

The bonus award made in 2009 for 2008 performance was delivered in cash. The bonus award made in 2008 for 2007 performance was delivered in (1) cash and (2) deferred cash or deferred equity-based awards (the “top hat”); the proportion delivered in each was based upon an executive’s level within the organization, regardless of the amount of the bonus. The proportion of the Chief Executive Officer’s bonus award that was delivered in top hat cash or equity was 20% of the bonus amount, and the proportion of an Executive Vice President’s bonus award that was delivered in top hat cash or equity was 15% of the bonus amount. Executives could elect to receive their top hat award as 100% cash, deferred for three years without payment of interest, or as 100% transfer-restricted IPC common shares granted under IPC’s 2007 Incentive Plan. The restrictions on the IPC common shares would generally lapse after three years. Each of the Named Executive Officers elected to receive his top hat award granted in 2008 for 2007 performance as transfer-restricted IPC common shares. As part of its ongoing evaluation of IPC’s compensation program, the Compensation Committee made a determination to deliver the bonus award for 2008 performance in cash.

IPC granted the following performance bonus awards in 2009 in respect of 2008 performance:

Name	Total 2009 Bonus Award for 2008 Performance (1)
James P. Bryce	$915,000
President & Chief Executive Officer

John R. Weale (2)	650,000
Executive Vice President & Chief Financial Officer

Stephen F. Fallon	429,006
Executive Vice President

Peter J.A. Cozens	432,231
Executive Vice President

(1)	The proportion of the total 2009 bonus award that was paid in cash was 100% of the bonus amounts.

(2)	The Compensation Committee approved a 2009 bonus award for Mr. Weale in excess of the maximum bonus amount for an Executive Vice President due to his key role in 2008 strategic projects, including work in connection with the proposed amalgamation with Max.

Long-term Incentive Awards

Historically, IPC’s equity compensation was delivered in a blend of share options and restricted share units (“RSUs”). Commencing in 2006, awards of equity compensation were determined and granted following the release of IPC’s audited financial statements in February of each year. IPC maintains no policy, whether official or unofficial, for timing the granting of share options or other equity-based awards in advance of the release of material nonpublic information. The specific type and term of awards are at the discretion of the Compensation Committee and the board and are based on corporate performance and the individual performance of the executive officer concerned during the fiscal year. Until recently, as described below, IPC maintained no policy as to the minimum, target or maximum value of the awards to each executive officer.

IPC does not currently maintain a formal policy for executive share ownership requirements. The Compensation Committee believes that the use of equity-based long-term incentive awards for the Named Executive Officers serves to reinforce share ownership and aligns executive and shareholder interests.

Share Options. Share options were awarded pursuant to the 2005 Stock Option Plan, which was approved by IPC’s shareholders on February 15, 1996, and amended in 1999, 2003 and 2005. The 2005 Stock Option Plan is administered by the Compensation Committee. Share options may have a maximum term of ten years from the grant date. Each share option award vests in four equal annual installments on each of the first four anniversaries of the date of the grant. The exercise price for each share option was determined by the Compensation Committee and was not less than the closing price of IPC common shares on the trading day prior to the grant of the option.

The Compensation Committee concluded in 2006 that the realizable gain of share options granted over the past three years was very low, and that share options were no longer achieving a retentive or incentive effect.

After consideration, IPC’s board of directors elected to eliminate the use of share options for grants made after the fiscal year ended December 31, 2006; in February 2007, executives were granted awards of RSUs only, on the basis that such awards motivate executives to work to increase the share price while permitting IPC to issue fewer shares, thereby reducing potential dilution. On February 20, 2007, IPC’s board of directors terminated the 2005 Stock Option Plan with respect to the IPC common shares not at that time subject to options thereunder.

Restricted Share Units and Performance Share Units (“PSUs”). An RSU is an unsecured, unfunded right to receive one fully paid and non-assessable common share of IPC, or an equivalent cash payment, at a future date. PSUs are designed to align executives’ performance objectives with the interests of IPC’s shareholders by taking into account certain performance metrics, as discussed below.

Awards of RSUs made on February 23, 2007, were granted under and subject to the terms and conditions of IPC’s 2003 Stock Incentive Plan, which was approved by IPC’s shareholders on June 13, 2003, and the applicable award agreement. On July 25, 2007, IPC’s board of directors terminated IPC’s 2003 Stock Incentive Plan pursuant to its terms with respect to IPC common shares not currently subject to outstanding awards thereunder. IPC’s 2007 Incentive Plan that was approved by the shareholders at the annual general meeting held on June 22, 2007 was designed to replace the 2003 Stock Incentive Plan.

Long-term incentive awards granted effective February 2008 and February 2009 under and subject to the terms and conditions of IPC’s 2007 Incentive Plan were composed of 50% time-vested RSUs and 50% PSUs.

Each executive is assigned an annual target long-term incentive grant based on his role and level within the organization; the target levels are reviewed on an annual basis. The 2008 and 2009 targets for the Chief Executive Officer were 200% of base salary. The 2008 targets for the Executive Vice Presidents were 120% to 140% of base salary, and the 2009 targets for the Executive Vice Presidents were 140% of base salary.

The 2008 and 2009 minimum and maximum amounts for the Chief Executive Officer were 100% and 300%, respectively, of base salary. The 2008 minimum and maximum amounts for the Executive Vice Presidents were 60% to 70% and 180% to 210%, respectively, of base salary, and the 2009 minimum and maximum amounts for the Executive Vice Presidents were 70% and 210%, respectively, of base salary. Notwithstanding these percentages, the Compensation Committee retains the discretion to deviate from the minimum and maximum formula amounts. Because long-term incentive awards are made in RSUs and PSUs, as described below, the ultimate value of the awards will depend upon the price of IPC common shares at such time that an executive disposes of the common shares awarded.

The RSU award, comprising 50% of the long-term incentive target, is calculated as the relevant percentage of the base salary of the executive officer concerned (i.e., for the 2009 awards, 100% of the Chief Executive Officer’s base salary and 70% of an Executive Vice President’s base salary), divided by the closing price of IPC’s common shares two trading days following the release of IPC’s fourth quarter results, which occurs in February of each year. Each RSU vests, and the IPC common shares underlying such award are delivered, in four equal annual installments on each of the four anniversaries following the deemed date of grant of the award. There are no performance conditions attached to the award of the RSUs.

The target PSU award, which comprises the other 50% of the long-term incentive target and vests at the end of the three-year performance cycle, is calculated in a similar manner as an RSU award: by taking the relevant percentage of the base salary of the executive officer concerned (i.e., for the 2009 awards, 100% of the Chief Executive Officer’s base salary and 70% of an Executive Vice President’s base salary), and dividing it by the closing price of IPC’s common shares two trading days following the release of IPC’s fourth quarter results, which occurs in February of each year.

For the 2008 PSU awards, that target number of shares was then divided into three equal annual amounts (for each year in the three-year PSU performance cycle) and the performance metrics described below will be applied to that target number of PSUs for each year in the performance cycle to calculate the portion of the PSU awarded for each performance period. The PSUs assigned to each performance period become locked in and are not subject to future change. The locked-in PSUs will be eligible for vesting at the end of the performance cycle. The applicable performance metrics for the 2008 PSU awards are based on a combination of IPC’s annual return on equity on an operating basis, and relative total shareholder return as compared to the BSX Bermuda Insurance Index, which is calculated and managed by the Bermuda Stock Exchange. If certain measures are exceeded, a portion of the locked-in PSUs will instead be held as cash for the benefit of the executive concerned and deferred for five years from the lock-in date (the top hat feature).

For the 2009 PSU awards, the performance metrics will be applied to the target number of shares upon the vesting of the award at the end of the three-year PSU performance cycle, and the resulting number of IPC common shares will be delivered. The applicable performance metrics will be based on an average of IPC’s annual return on equity over the three years in the performance cycle, but may be changed at the discretion of the Compensation Committee (except that changes would not change performance metrics retroactively for outstanding awards). As part of its ongoing evaluation of IPC’s compensation program, the Compensation Committee made a determination to utilize a single performance metric in the calculation of the 2009 PSU awards.

Summary of Long-Term Incentive Awards Made in 2008 and 2009

Name	Time- Vested RSUs Granted in 2008 (1)	Time- Vested RSUs Granted in 2009 (1)	PSUs Awarded in 2008 (2)	PSUs Awarded in 2009 (3)	PSUs in 2008 Pursuant to the 2007 PSU Awards (4)	PSUs in 2008 Pursuant to the 2008 PSU Awards (5)	Deferred Cash in 2008 Pursuant to the 2007 PSU Awards (6)	Deferred Cash in 2008 Pursuant to the 2008 PSU Awards (6)
James P. Bryce (7)	61,215	—	61,215	—	14,931	15,677	$91,053	$95,605
President & Chief Executive Officer
John R. Weale	19,858	12,934	19,858	12,934	4,843	5,086	29,537	31,014
Executive Vice President & Chief Financial Officer
Stephen F. Fallon	26,859	14,310	26,859	14,310	6,551	6,878	39,950	41,947
Executive Vice President
Peter J.A. Cozens	27,062	14,410	27,062	14,410	6,601	6,931	40,253	42,266
Executive Vice President

(1)	Time-vested RSUs and the IPC common shares underlying such award vest in four equal annual installments on each of the next four anniversaries of the date of grant of the award.

(2)	This number of PSUs represents the total 2008 PSU award for the three-year cycle commencing January 1, 2008.

(3)	This number of PSUs represents the total 2009 PSU award for the three-year cycle commencing January 1, 2009.

(4)	This number of PSUs represents the portion of the 2007 PSU award locked in for the second year of the three-year performance cycle. PSUs cliff vest on the third anniversary of the date of grant of the award.

(5)	This number of PSUs represents the portion of the 2008 PSU award locked in for the first year of the three-year performance cycle. PSUs cliff vest on the third anniversary of the date of grant of the award.

(6)	This amount represents the cash portion as a result of the top hat feature described above that has already been locked in based on actual performance through December 31, 2008. The cash is deferred until the fifth anniversary of the date it is awarded.

(7)	Pursuant to Clause 9.4 of the Retirement and Consulting Agreement dated March 1, 2009 between IPCRe and Mr. Bryce, filed with the SEC on March 2, 2009, in lieu of any long-term incentive award for 2009, he will be eligible for a pro-rated cash payment equal to the annual target value (currently 200% of Base Salary ($1,830,000)) for the period from January 1, 2009 through June 30, 2009, and such pro-rated amount would be $915,000.

Policy on the Recovery of Awards. IPC currently has no written policy with respect to recovery of awards when financial statements are restated, but in the event of a restatement, IPC would adjust any awards as required by applicable law.

Consideration of Prior Years’ Compensation. The cumulative amounts realizable from prior years’ equity-based long-term incentive compensation generally are not considered in determining the amount or the elements of current year compensation. The Compensation Committee and IPC management believe that this approach is most consistent with the goal of motivating strong performance in each year by enabling key employees to continue to earn competitive compensation in exchange for achievement of annual and long-term financial goals.

Policy on Hedging. IPC’s Code of Conduct prohibits hedging and derivative transactions in the securities of IPC (other than transactions in stock options), such short sales, “put” or “call” options, swaps, collars or similar derivative transactions.

Pension Benefits and Nonqualified Deferred Compensation

To assist executives with their long-term financial security, IPC has maintained the pension benefits, nonqualified deferred compensation agreements and supplemental executive retirement plans for the benefit of Named Executive Officers that are described under—Post-Employment Benefits below.

Change in Control

IPC’s 2003 Stock Incentive Plan and 2007 Incentive Plan provide that all awards granted thereunder shall vest and any applicable transfer restrictions shall lapse immediately and become due and payable in the event that IPC undergoes a transaction that is deemed to be a change in control. The 2005 Stock Option Plan provides that all options granted thereunder shall vest immediately and become exercisable in the event that IPC undergoes a transaction that is deemed to be a change of control. The events that constitute “changes in control” are described below under—Potential Payments By IPC Upon Termination or Change in Control—Change in Control.

Role of Executive Officers in Compensation Decisions

The Compensation Committee approves the compensation (including base salary, annual bonus and long-term compensation) of Messrs. Cozens, Fallon and Weale, after considering the recommendations of the Chief Executive Officer. The Compensation Committee reviews and approves all company and individual goals and objectives relevant to the Chief Executive Officer’s compensation; evaluates the Chief Executive Officer’s performance in light of those goals and objectives; determines and approves the Chief Executive Officer’s compensation (including base salary, annual bonus, long-term compensation, executive benefits and perquisites) based on this evaluation; and reviews its decisions with the board.

No executive officer or other employee of IPC served as a member of the Compensation Committee or as a member of the compensation committee of any company where an executive officer of such company is a member of the Compensation Committee.

Employment Agreements and Other Agreements Entered into in 2009

On March 1, 2009, IPCRe entered into a Retirement and Consulting Agreement with Mr. Bryce and employment agreements with each of Messrs. Cozens, Fallon and Weale. The material terms of the Retirement and Consulting Agreement and the employment agreements are described below under—Employment and Other Agreements.

Summary Compensation Table

The following Summary Compensation Table summarizes the total compensation awarded to IPC’s Named Executive Officers in 2006, 2007 and 2008. Positions listed in the table set forth below are held with both IPC and IPCRe.

Name and Principal Position (a)	Year (b)	Salary (c)	Bonus (1) (d)	Share Awards (2) (e)	Option Awards (3) (f)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (4) (g)	All Other Compensation (h)	Total (i)
James P. Bryce	2008	$869,140	$915,000	$1,169,170	$240,600	$608,623	$242,281	$4,044,814
President & Chief Executive Officer	2007	827,753	823,780	1,817,977	386,800	435,549	846,373	5,138,232
	2006	720,000	900,000	728,690	473,200	288,655	238,228	3,348,773

John R. Weale	2008	469,914	650,000	528,866	150,375	—	209,280	2,008,435
Executive Vice President & Chief Financial Officer	2007	447,537	597,312	350,315	241,750	—	226,117	1,863,031
	2006	366,100	274,575	200,609	284,950	—	195,144	1,321,378

Stephen F. Fallon	2008	544,770	429,006	686,011	150,375	—	233,930	2,044,092
Executive Vice President	2007	518,829	613,534	451,182	241,750	—	231,192	2,056,487
	2006	424,000	424,000	251,475	299,350	—	252,389	1,651,214

Peter J.A. Cozens	2008	548,903	432,231	513,667	150,375	353,943	201,532	2,200,651
Executive Vice President	2007	522,765	671,902	864,557	241,750	285,347	235,722	2,822,043
	2006	424,000	424,000	271,234	284,950	137,776	229,342	1,771,303

(1)	The amounts in column (d) reflect the discretionary cash awards to the named individuals in relation to performance bonus compensation. The amounts quantified in column (d) reflect performance during 2006, 2007 and 2008 paid in February 2007, 2008 and 2009, respectively; 2007 amounts for Messrs. Weale, Fallon and Cozens include the special retention bonuses paid as of January 31, 2007.

(2)	The amounts in column (e) reflect the 2006, 2007 and 2008 compensation expense for awards (in the form of RSUs, PSUs and transfer-restricted IPC common shares) that were granted to Named Executive Officers prior to December 31, 2008, computed in accordance with SFAS 123(R). Assumptions used in the calculation of these amounts are disclosed in Note 7 to IPC’s audited financial statements for the fiscal years ended December 31, 2006, December 31, 2007, and December 31, 2008, included in IPC’s Annual Reports on Form 10-K filed with the SEC on February 27, 2007, on February 22, 2008, and on February 27, 2009, respectively.

(3)	The amounts in column (f) reflect the 2006, 2007 and 2008 compensation expense for awards (in the form of options to acquire IPC common shares) that were granted to Named Executive Officers prior to December 31, 2008, computed in accordance with SFAS 123(R). Assumptions used in the calculation of these amounts are disclosed in Note 7 to IPC’s audited financial statements for the fiscal years ended December 31, 2006, December 31, 2007, and December 31, 2008, included in IPC’s Annual Reports on Form 10-K filed with the SEC on February 27, 2007, on February 22, 2008, and on February 27, 2009, respectively.

(4)	The amounts in column (g) reflect the actuarial increase during 2006, 2007 and 2008 in the present value of the Named Executive Officer’s benefits under all defined benefit pension plans established by IPC determined using interest rate and mortality rate assumptions consistent with those used in IPC’s financial statements and includes amounts which the Named Executive Officer may not currently be entitled to receive because such amounts are not vested. The Named Executive Officers’ pension arrangements are described below in the narrative preceding the Pension Benefits Table.

All Other Compensation (column (h))

The amounts in column (h) comprise the following payments and benefits:

Name	Year	Perquisites and Other Personal Benefits (1)	Insurance Premiums	Company Contributions to Nonqualified Deferred Compensation Arrangements	Total
James P. Bryce	2008	$150,865	$18,838	$72,578	$242,281
President & Chief Executive Officer	2007	767,086	17,899	61,388	846,373
	2006	186,859	16,369	35,000	238,228

John R. Weale	2008	143,180	17,104	48,996	209,280
Executive Vice President & Chief Financial Officer	2007	166,243	17,496	42,378	226,117
	2006	142,101	14,738	38,305	195,144

Stephen F. Fallon	2008	159,988	21,203	52,739	233,930
Executive Vice President	2007	163,951	21,300	45,941	231,192
	2006	192,880	18,309	41,200	252,389

Peter J.A. Cozens	2008	140,503	10,371	50,658	201,532
Executive Vice President	2007	203,823	11,899	20,000	235,722
	2006	199,950	9,392	20,000	229,342

(1)	The amounts in this column are more fully explained in the “Perquisites” table below.

Perquisites

The “Perquisites and Other Personal Benefits” column of the table above comprises the following:

Name	Year	Housing Allowance	Cost of Living Allowance (1)	Home Leave Allowance	Education Allowance	Utility Allowance	Welfare Benefit	Club Dues	Tax Gross-Ups	Vacation Pay-Out	Total Perquisites and Other Personal Benefits
James P. Bryce	2008	$128,625	—	$8,221	—	$8,509	—	$5,510	—	—	$150,865
President & Chief Executive Officer	2007	100,500	—	14,592	—	9,458	—	7,400	$47,751	$587,385	767,086
	2006	93,875	$63,312	6,979	—	9,502	$8,441	4,750	—	—	186,859

John R. Weale	2008	118,625	—	13,705	—	4,860	—	5,990	—	—	143,180
Executive Vice President & Chief Financial Officer	2007	87,000	—	13,483	—	6,094	—	5,445	—	54,221	166,243
	2006	63,147	54,996	4,784	—	5,783	8,441	4,950	—	—	142,101

Stephen F. Fallon	2008	118,975	—	5,790	$16,370	9,093	—	9,760	—	—	159,988
Executive Vice President	2007	95,850	—	4,912	15,070	7,671	—	3,050	37,398	—	163,951
	2006	89,125	65,388	3,988	13,937	7,051	8,441	4,950	—	—	192,880

Peter J.A. Cozens	2008	123,875	—	7,743	—	5,685	—	3,200	—	—	140,503
Executive Vice President	2007	109,500	—	6,878	—	6,131	—	2,900	—	78,414	203,823
	2006	108,875	69,324	6,466	—	4,144	8,441	2,700	—	—	199,950

(1)	Cost of living allowances were provided to the executives during 2006; effective January 1, 2007, these allowances were incorporated into the executives’ base salaries.

Grants of Plan-Based Awards

On February 20, 2007, IPC’s board of directors terminated the 2005 Stock Option Plan with respect to the IPC common shares not at that time subject to options thereunder. No options to acquire IPC common shares were granted in 2008.

The following table describes the grants of RSUs and PSUs that were made to each of the Named Executive Officers in calendar year 2008.

		Estimated Future Payouts Under Equity Incentive Plan Awards (1)			All Other Share Awards: Number of Shares or Units of Shares (2)(f)	Grant date fair value of share, share incentive awards and option awards (3)(g)
Name (a)	Grant Date (b)	Threshold (c)	Target (d)	Maximum (e)
James P. Bryce	2/20/2008	—	—	—	61,215	$1,568,130
President & Chief Executive Officer	2/20/2008	30,608	61,215	91,823	—	—

John R. Weale	2/20/2008	—	—	—	19,858	508,698
Executive Vice President & Chief Financial Officer	2/20/2008	9,929	19,858	29,787	—	—

Stephen F. Fallon	2/20/2008	—	—	—	26,859	688,040
Executive Vice President	2/20/2008	13,430	26,859	40,289	—	—

Peter J.A. Cozens	2/20/2008	—	—	—	27,062	693,241
Executive Vice President	2/20/2008	13,531	27,062	40,593	—	—

(1)	Columns (c), (d) and (e) reflect the threshold, target and maximum number of IPC common shares to be issued at vesting in respect of the award of PSUs made in 2008. PSU awards are made on an annual basis in three-year overlapping performance cycles that vest at the end of such period. Subject to fulfilling the applicable performance conditions, a portion of the PSU award is locked in annually, as described in—Compensation Discussion and Analysis—Long-Term Incentive Awards. If certain measures are exceeded, a portion of the locked in PSUs will instead be held as cash for the benefit of the executive concerned and deferred for five years from the lock-in date (the top hat feature).

(2)	The amounts shown in column (f) reflect the number of RSUs granted to each Named Executive Officer in 2008 pursuant to the 2007 Incentive Plan. The RSUs vest in equal annual installments on each of the first four anniversaries of the date of grant.

(3)	The grant date fair value of the RSUs and PSUs was computed in accordance with SFAS 123(R). Assumptions used in the calculation of these amounts are disclosed in Note 7 to IPC’s audited financial statements for the fiscal year ended December 31, 2008, included in IPC’s Annual Report on Form 10-K filed with the SEC on February 27, 2009.

Equity Holdings and Value Realization

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to the Named Executive Officers concerning options outstanding as of December 31, 2008.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (1)	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price (1)	Closing Market Price on Date of Grant	Option Grant Date	Option Expiration Date
James P. Bryce	35,000	—	$27.8500	$29.4300	1/2/2002	1/2/2012
President & Chief Executive Officer	30,000	—	31.5400	31.4900	1/2/2003	1/2/2013
	40,000	—	38.9000	40.2510	1/2/2004	1/2/2014
	30,000	10,000	43.0300	43.0300	1/3/2005	1/3/2015
	20,000	20,000	28.0000	28.0400	3/17/2006	3/17/2016

John R. Weale	4,000	—	22.8125	22.7500	1/4/1999	1/4/2009
Executive Vice President & Chief Financial Officer	6,000	—	15.3750	15.0000	1/3/2000	1/3/2010
	6,000	—	21.0000	22.1250	1/2/2001	1/2/2011
	20,000	—	27.8500	29.4300	1/2/2002	1/2/2012
	15,000	—	31.5400	31.4900	1/2/2003	1/2/2013
	25,000	—	38.9000	40.2510	1/2/2004	1/2/2014
	18,750	6,250	43.0300	43.0300	1/3/2005	1/3/2015
	12,500	12,500	28.0000	28.0400	3/17/2006	3/17/2016

Stephen F. Fallon	6,250	—	27.8500	29.4300	1/2/2002	1/2/2012
Executive Vice President	10,000	—	31.5400	31.4900	1/2/2003	1/2/2013
	18,750	—	38.9000	40.2510	1/2/2004	1/2/2014
	18,750	6,250	43.0300	43.0300	1/3/2005	1/3/2015
	12,500	12,500	28.0000	28.0400	3/17/2006	3/17/2016

Peter J.A. Cozens	5,000	—	27.8500	29.4300	1/2/2002	1/2/2012
Executive Vice President	7,500	—	31.5400	31.4900	1/2/2003	1/2/2013
	25,000	—	38.9000	40.2510	1/2/2004	1/2/2014
	18,750	6,250	43.0300	43.0300	1/3/2005	1/3/2015
	12,500	12,500	28.0000	28.0400	3/17/2006	3/17/2016

(1)	Between January 2, 1997, and March 17, 2006, IPC granted options to acquire IPC common shares to Named Executive Officers at exercise prices ranging from $13.375 to $43.03 per common share, as determined in accordance with the plan pursuant to which they were issued. In the case of the 2005 Stock Option Plan, the exercise price was equal to the closing price of IPC’s common shares on the trading day prior to the applicable date of grant and in the case of the predecessor plans, dated March 6, 1997, February 15, 2000, and December 22, 2003, the exercise price was the average of the closing prices of a common share on each of the ten consecutive trading days prior to the date of determination. All options listed above vest and become exercisable in four equal annual installments on each of the first four anniversaries of the date of grant of the option, and lapse on the tenth anniversary of the date of issue.

The following table sets forth certain information with respect to the Named Executive Officers concerning restricted share unit grant awards outstanding as of December 31, 2008.

	Restricted Share Unit (RSU) Awards
Name	Number of Shares or Units of Shares That Have Not Vested (1)	Market Value of Shares or Units of Shares That Have Not Vested (1)	Number of Unearned Shares, Units or Other Rights That Have Not Vested (2)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (2)
James P. Bryce	37,835	$1,131,267	61,215	$1,830,329
President & Chief Executive Officer

John R. Weale	—	—	34,761	1,039,339
Executive Vice President & Chief Financial Officer

Stephen F. Fallon	—	—	45,390	1,357,146
Executive Vice President

Peter J.A. Cozens	18,531	554,062	27,062	809,154
Executive Vice President

(1)	The market value is based on IPC’s closing share price on December 31, 2008. All RSUs listed above vest, and the IPC common shares underlying such award are delivered, in four equal annual installments on each of the four anniversaries following the deemed date of grant of the award. Additionally, because Messrs. Bryce and Cozens are older than the retirement age provided under IPC’s 2003 Stock Incentive Plan, RSUs granted under that plan will vest upon their retirement.

(2)	The market value is based on IPC’s closing share price on December 31, 2008. All RSUs listed above vest, and the IPC common shares underlying such award are delivered, in four equal annual installments on each of the four anniversaries following the deemed date of grant of the award. Such awards were granted under IPC’s 2007 Incentive Plan, and RSUs granted under that plan do not automatically vest upon a grantee’s retirement unless the Compensation Committee determines otherwise.

The following table sets forth certain information with respect to the Named Executive Officers concerning PSU awards outstanding as of December 31, 2008.

	Performance Share Unit (PSU) Awards
Name	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (2)
James P. Bryce	60,966	$1,822,888
President & Chief Executive Officer

John R. Weale	19,777	591,342
Executive Vice President & Chief Financial Officer

Stephen F. Fallon	26,750	799,820
Executive Vice President

Peter J.A. Cozens	26,952	805,865
Executive Vice President

(1)

The column reflects the locked-down PSU awards together with the target number of IPC common shares to be issued at vesting in respect of PSU awards made in 2007 and 2008. The locked in PSUs will be eligible for vesting at the end of the three-year performance cycle. Such awards were provided under IPC’s 2007 Incentive Plan, and PSUs granted under that plan do not automatically vest upon a grantee’s retirement unless the Compensation Committee determines otherwise. For 2009 PSU awards, the performance metrics will be applied to the target number of shares upon the vesting of the award at the end of the three-year PSU performance cycle, and the resulting number of IPC common shares will be delivered.

(2)	The market value is based on IPC’s closing share price on December 31, 2008.

Option Exercises and Restricted Share Units Vested

The following table sets forth the amounts realized by each of the Named Executive Officers in calendar year 2008 as a result of the vesting of RSUs. No share options were exercised by IPC’s Named Executive Officers in 2008.

	Restricted Share Unit Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting
James P. Bryce	21,389	$702,188
President & Chief Executive Officer (1)

John R. Weale	8,034	260,818
Executive Vice President & Chief Financial Officer

Stephen F. Fallon	10,064	330,134
Executive Vice President

Peter J.A. Cozens	9,377	304,992
Executive Vice President (1)

(1)	SFAS 123(R) requires the immediate expensing of share-based awards granted to employees who are entitled to accelerated vesting upon their retirement. RSUs granted to employees who are entitled to accelerated vesting upon their retirement are deemed not to require future service, as stated in Note 7 to IPC’s audited financial statements for the fiscal year ended December 31, 2008, included in IPC’s Annual Report on Form 10-K filed with the SEC on February 27, 2009, so these were effectively vested as at December 31, 2008. Pursuant to the 2003 Stock Incentive Plan, Messrs. Bryce and Cozens are entitled to accelerated vesting of their RSUs upon their retirement based on their current age. IPC’s 2007 Incentive Plan does not provide for accelerated vesting upon a grantee’s retirement.

Post-Employment Benefits

Pension Benefits and Nonqualified Deferred Compensation: Individual Pension Arrangements.

Mr. Bryce. Mr. Bryce has entered into an individual pension arrangement with IPCRe, under which he is entitled to a retirement allowance equal to the value of a monthly lifetime benefit commencing upon his attaining age 65. This arrangement is not intended to qualify for tax-favored treatment under the Internal Revenue Code of 1986, as amended. The annual amount of such benefit will equal 0.925% of Mr. Bryce’s average base pay during the 36 consecutive months out of his last 120 months prior to his termination up to “covered compensation” (described below) plus 1.425% of average base pay during the 36 consecutive months out of his last 120 months prior to his termination in excess of covered compensation, multiplied by his years of credited service after April 1, 1985. His benefit will be reduced by an amount equal to the benefit he accrued as of December 1, 1995, under the AIG U.S. Retirement Plan. “Covered compensation” is 150% of the 35-year average of the U.S. Social Security taxable wage bases in effect for each calendar year during the 35-year period ending with the last calendar year in which Mr. Bryce turns age 65, but is limited to the U.S. Social Security Wage Base in the year of Mr. Bryce’s retirement. At December 31, 2008, Mr. Bryce’s covered compensation was $102,000. Covered compensation pursuant to Mr. Bryce’s pension arrangement with IPCRe increases each year as Social Security taxable wage bases increase. A reduced benefit is payable upon retirement at an earlier age.

Mr. Cozens. Mr. Cozens has entered into an individual pension arrangement with IPCRe, under which he is entitled to a retirement allowance equal to the value of a monthly lifetime benefit commencing upon his attaining age 65. This arrangement is not intended to qualify for tax-favored treatment under the Code. The annual amount of such benefit will equal 1.75% of Mr. Cozens’ highest average base pay during the 36 consecutive months out of his last 120 months prior to his termination, multiplied by his years of credited service after April 1, 1995, less 1.43% of any governmental Social Security benefit to which he may be entitled multiplied by his years of credited service after April 1, 1995. A reduced benefit is payable upon retirement at an earlier age.

The table below sets forth the actuarial present value of each Named Executive Officer’s accumulated benefit under any applicable pension arrangement.

Pension Benefits

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit (1)
James P. Bryce President & Chief Executive Officer	Individual Pension Arrangement	23.75	$2,322,518

John R. Weale Executive Vice President & Chief Financial Officer	N/A	—	—

Stephen F. Fallon Executive Vice President	N/A	—	—

Peter J.A. Cozens Executive Vice President	Individual Pension Arrangement	13.75	1,229,822

(1)	The assumptions used to calculate the amounts in this column are described in Note 14 to IPC’s audited financial statements for the fiscal year ended December 31, 2008, included in IPC’s Annual Report on Form 10-K filed with the SEC on February 27, 2009, with the following exceptions: retirement age is 65 and future salary increases and increases in the Social Security Wage Base are disregarded. The following information was also used to estimate present values: a discount rate of 6.25% and 6.25% at December 31, 2007 and 2008, respectively; a lump sum rate of 4.77% and 4.17% at December 31, 2007 and 2008, respectively; the form of payment at retirement is a lump sum; historical rates of pay; and the mortality table for lump sum calculation (GATT 2003 (as described in IRS Rev. Ruling 2001-62)).

Pension Benefits and Nonqualified Deferred Compensation: Defined Contribution Retirement Plan.

Messrs. Cozens and Weale. Messrs. Cozens and Weale participate in the IPCRe Defined Contribution Retirement Plan. Under this plan, which is not intended to qualify for tax-favoured treatment under the Code, each participant defers a portion of his salary (as determined each year) and IPCRe contributes an equal amount, up to 5% of the participant’s salary. Amounts contributed pursuant to the plan are invested, among the investment options available thereunder, at the discretion of the employee. Participants are fully vested at all times in both their own and IPCRe’s contributions on their behalf to the plan.

Supplemental Executive Retirement Plan. IPCRe has a supplemental executive retirement plan (“SERP”) for the purpose of providing certain retirement benefits to IPCRe’s executive officers and other corporate officers approved by IPCRe’s board of directors. Under this plan, a participant may contribute a portion of his salary and bonus to the plan and IPCRe contributes 10% of the participant’s salary each year that the plan is in effect, subject to a maximum annual contribution per participant of $23,000. In addition, executives who do not participate in the IPCRe Defined Contribution Retirement Plan may defer a portion of their salary (as determined each year) into the SERP, and IPCRe contributes an equal amount, up to 5% of the participant’s salary. Amounts contributed pursuant to the plan are deemed to be invested, among the investment options available under the SERP, at the discretion of the employee. Participants are fully vested at all times in IPCRe’s contributions on their behalf to the SERP. Participants may begin to receive distributions from their accounts upon regular retirement at age 65, early retirement at age 55 or thereafter (at the election of the member employee), death or disability (as defined in the plan).

Nonqualified Deferred Compensation

Messrs. Bryce and Fallon. Messrs. Bryce and Fallon participate in a nonqualified deferred compensation arrangement with IPCRe that permits them to defer receipt of a portion of their base salaries and performance bonuses. However, The Emergency Economic Stabilization Act of 2008 that was enacted on October 3, 2008, added Section 457A to the Code, which generally requires compensation deferred under nonqualified deferred compensation plans of certain non-U.S. entities to be included in income when the compensation is no longer subject to a substantial risk of forfeiture. As a result of this, it is not tax-efficient for the IPC’s U.S. tax-paying executives to defer U.S. income tax attributable to services performed after December 31, 2008. In addition, deferrals attributable to services performed before January 1, 2009, are includible in income on the earlier of the last taxable year beginning before 2018 and the year in which there is no substantial risk of forfeiture.

Deferred Compensation Plan

Messrs. Bryce, Cozens, Fallon and Weale. From 1997 to 2002, each of the executives participated in a deferred compensation plan with IPCRe that permitted them to defer all or a portion of their annual incentive compensation. Amounts deferred under the plan are 100% vested and distributable to the participant upon request; provided, however, participating executives who are subject to Sections 409A and 457A of the Code will be paid in accordance with the requirements of those sections.

The table below sets forth the executive contributions, IPC’s contributions and the aggregate earnings, withdrawals and balances during 2008 under the retirement plans and nonqualified deferred compensation arrangements described above.

Name	Executive Contributions in Last Fiscal Year (1)	Company Contributions in Last Fiscal Year (2)	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals in Last Fiscal Year	Aggregate Balance at Last Fiscal Year-End
James P. Bryce	$1,388,721	$72,578	$(2,744,317)	$(200,000)	$5,423,425
President & Chief Executive Officer

John R. Weale	23,496	48,996	(126,162)	—	419,709
Executive Vice President & Chief Financial Officer

Stephen F. Fallon	676,966	52,739	(1,444,884)	—	3,002,975
Executive Vice President

Peter J.A. Cozens	—	50,658	(1,907)	—	187,164
Executive Vice President

(1)	The amounts reflected in this column reflect the amount of 2008 salary each of the Named Executive Officers contributed to nonqualified deferred compensation arrangements in 2008. The amounts reflected in this column are also reported as compensation to the Named Executive Officer in the salary column of the “Summary Compensation Table” on page 13.

(2)	Company contributions and aggregate balances include amounts contributed by IPCRe to nonqualified deferred compensation plans and the SERP in 2009 with respect to fiscal 2008 compensation. The amounts reflected in this column are also reported as compensation to the Named Executive Officer in the “All Other Compensation” column of the “Summary Compensation Table” on page 13.

Potential Payments By IPC Upon Termination or Change in Control

Change in Control and Severance

Upon termination of employment (as defined in the applicable plan), grantees may be eligible to receive payments under IPC’s 2003 Stock Incentive Plan, 2005 Stock Option Plan and 2007 Incentive Plan.

Change in Control

IPC’s 2003 Stock Incentive Plan and the 2005 Stock Option Plan provide that all awards granted thereunder shall vest (and become exercisable to the extent applicable) in the event IPC undergoes a transaction that is deemed to be a change in control. IPC’s 2007 Incentive Plan provides that all awards granted thereunder shall vest and any applicable transfer restrictions shall lapse immediately in the event a grantee’s employment is terminated (as defined in the plan) without cause within 12 months following a change in control.

A change of control under the 2003 Stock Incentive Plan and the 2005 Stock Option Plan means any of:

•	any person becoming the beneficial owner, directly or indirectly, of 50% or more of the combined voting power of IPC’s then outstanding voting securities;

•

a change in the composition of IPC’s board of directors over any two-year period where the directors serving at the beginning of such period (and any approved new directors) no longer constitute a majority by the end of the period (subject to certain exceptions);

•

the shareholders of IPC approving a merger, consolidation, amalgamation or reorganization or a court of competent jurisdiction approving a scheme of arrangement of IPC that would not result in the voting securities of IPC outstanding immediately prior thereto continuing to represent at least 50% of the combined voting power of the voting securities of IPC or such surviving entity outstanding immediately after such merger, consolidation, amalgamation, reorganization or scheme of arrangement; or

•	the shareholders of IPC approving a plan of complete liquidation of IPC or any agreement for the sale or disposition by IPC of all or substantially all of IPC’s assets.

A change in control under IPC’s 2007 Incentive Plan means any of:

•	any person becoming the beneficial owner, directly or indirectly, of 50% or more of the combined voting power of IPC’s then issued and outstanding voting securities;

•

a change in the composition of IPC’s board of directors over any two-year period where the directors serving at the beginning of such period (and any approved new directors) no longer constitute a majority by the end of the period (subject to certain exceptions);

•

consummation of a merger, consolidation, amalgamation or reorganization or a court of competent jurisdiction approving a scheme of arrangement of IPC that would not result in the voting securities of IPC issued and outstanding immediately prior thereto continuing to represent at least 50% of the combined voting power of the voting securities of IPC or such surviving or continuing entity issued and outstanding immediately after such merger, consolidation, amalgamation, reorganization or scheme of arrangement; or

•	the shareholders of IPC approving a plan of complete liquidation of IPC or any agreement for the sale or disposition by IPC of all or substantially all of IPC’s assets.

Severance

IPC’s 2003 Stock Incentive Plan provides that, if a grantee’s employment is terminated (as defined in the plan) without cause, the grantee’s award to the extent not yet vested will thereupon be 100% vested. The 2005 Stock Option Plan provides that no part of any option may be exercised after the termination of employment (as defined in the plan) of a participant with IPC or any subsidiary, except that: (1) if such termination of employment is at or after normal retirement age or due to disability, any portion of an option, whether or not exercisable at the time of such termination, may be exercised by the participant at any time within the term of the option; and (2) if such termination of employment is not at or after normal retirement age or due to disability or death, with the approval of IPC’s board of directors, any portion of an option may be exercised by the participant within such period as IPC’s board of directors may determine after such termination, but only to the extent such option was exercisable at the time of such termination unless IPC’s board of directors otherwise determines.

IPC’s 2007 Incentive Plan provides that, in the event of a grantee’s termination of employment due to death or disability, on the date of termination of employment (1) each of the grantee’s then outstanding awards shall vest under the terms of the plan and the applicable award agreement, and (2) unless the applicable award agreement provides otherwise, all transfer restrictions on the grantee’s then issued and outstanding restricted shares shall lapse. Unless the applicable award agreement provides otherwise, in the event of the grantee’s termination of employment for any other reason, (1) awards that have not vested shall be forfeited and cancelled and (2) restricted shares that have not vested under the terms of the award agreement shall be repurchased or acquired by IPC as treasury shares for an aggregate price of $1.00.

The Named Executive Officers are fully vested in the SERP and would be entitled to receive their full account balance either in a lump sum or in up to fifteen annual installments, at their election, upon the termination of their employment. Messrs. Bryce and Cozens are fully vested in their respective individual pension arrangements and would be entitled to receive, at their election, the applicable account balance as cash or as a pension benefit in accordance with the amounts shown in the following table, upon the termination of their employment.

The following table quantifies certain amounts that would be payable to Named Executive Officers upon severance or change in control. The amounts reflected in the table assume a December 31, 2008, termination of employment. Because the table assumes a December 31, 2008, termination of employment, the table does not include any information regarding the severance provisions in the Retirement and Consulting Agreement and the employment agreements which were entered into on March 1, 2009, and which are described below under—Employment and Other Agreements. The payments and benefits shown in the table in respect of Messrs. Bryce and Cozens reflect the fact that they satisfy the conditions for accelerated vesting of their outstanding equity awards under the 2003 Stock Incentive Plan and the 2005 Stock Option Plan upon their retirement.

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason	After Change in Control (1) Termination w/o Cause or for Good Reason	Before Change in Control Termination for Cause or w/o Good Reason	After Change in Control (1) Termination for Cause or w/o Good Reason	Voluntary Termination	Death	Disability	Change in Control (1)
James P. Bryce President & Chief Executive Officer	Share option vesting acceleration (2)	—	38,000	—	38,000	—	38,000	38,000	38,000
	Restricted share unit vesting acceleration (3)	2,961,595	2,961,595	—	2,961,595	2,961,595	2,961,595	2,961,595	2,961,595
	Transfer-restricted common shares (5)	222,127	222,127	—	222,127	—	222,127	222,127	222,127
	PSU awards (6)	1,822,888	1,822,888	—	1,822,888	—	—	—	1,822,888
	Deferred cash (7)	186,657	186,657		186,657	—	—	—	186,657
	Individual Pension Arrangement	1,549,120	2,322,518	1,549,120	2,322,518	1,918,602	959,301	2,322,518	2,322,518
	Deferred Compensation Plan	219,257	219,257	219,257	219,257	219,257	219,257	219,257	219,257
	Supplemental Executive Retirement Plan (4)	2,076,892	2,076,892	2,076,892	2,076,892	2,076,892	2,076,892	2,076,892	2,076,892
	Individual Deferred Compensation Arrangement	3,127,276	3,127,276	—	3,127,276	3,127,276	3,127,276	3,127,276	3,127,276

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason	After Change in Control (1) Termination w/o Cause or for Good Reason	Before Change in Control Termination for Cause or w/o Good Reason	After Change in Control (1) Termination for Cause or w/o Good Reason	Voluntary Termination	Death	Disability	Change in Control (1)
John R. Weale Executive Vice President & Chief Financial Officer	Share option vesting acceleration (2)	—	23,750	—	23,750	—	23,750	23,750	23,750
	Restricted share unit vesting acceleration (3)	—	1,039,369	—	1,039,369	—	1,039,369	1,039,369	1,039,369
	Transfer-restricted common shares (5)	78,846	78,846	—	78,846	—	78,846	78,846	78,846
	PSU awards (6)	591,342	591,342	—	591,342	—	—	—	591,342
	Deferred cash (7)	60,551	60,551	—	60,551	—	—	—	60,551
	Deferred Compensation Plan	65,375	65,375	65,375	65,375	65,375	65,375	65,375	65,375
	Defined Contribution Plan	253,116	253,116	253,116	253,116	253,116	253,116	253,116	253,116
	Supplemental Executive Retirement Plan (4)	101,218	101,218	101,218	101,218	101,218	101,218	101,218	101,218

Stephen F. Fallon Executive Vice President	Share option vesting acceleration (2)	—	23,750	—	23,750	—	23,750	23,750	23,750
	Restricted share unit vesting acceleration (3)	—	1,363,201	—	1,363,201	—	1,363,201	1,363,201	1,363,201
	Transfer-restricted common shares (5)	76,424	76,424	—	—	—	76,424	76,424	76,424
	PSU awards (6)	799,820	799,820	—	—	—	—	799,820	799,820
	Deferred cash (7)	81,897	81,897	—	—	—	—	81,897	81,897
	Deferred Compensation Plan	1,120,906	1,120,906	1,120,906	1,120,906	1,120,906	1,120,906	1,120,906	1,120,906
	Supplemental Executive Retirement Plan (4)	162,430	162,430	162,430	162,430	162,430	162,430	162,430	162,430
	Individual Deferred Compensation Arrangement	1,719,639	1,719,639	—	1,719,639	1,719,639	1,719,639	1,719,639	1,719,639

Peter J.A. Cozens Executive Vice President	Share option vesting acceleration (2)	—	23,750	—	23,750	—	23,750	23,750	23,750
	Restricted share unit vesting acceleration (3)	1,357,124	1,357,124	—	1,357,124	—	1,357,124	1,357,124	1,357,124
	Transfer-restricted common shares (5)	87,547	87,547	—	87,547	—	87,547	87,547	87,547
	PSU awards (6)	805,865	805,865	—	805,865	—	—	—	805,865
	Deferred cash (7)	82,519	82,519	—	82,519	—	—	—	82,519
	Individual Pension Arrangement	1,229,822	1,229,822	1,229,822	1,229,822	1,229,822	614,911	1,229,822	1,229,822
	Deferred Compensation Plan	63,878	63,878	63,878	63,878	63,878	63,878	63,878	63,878
	Defined Contribution Plan	3,084	3,084	3,084	3,084	3,084	3,084	3,084	3,084
	Supplemental Executive Retirement Plan (4)	120,202	120,202	120,202	120,202	120,202	120,202	120,202	120,202

(1)	In the event of a change in control, all outstanding share option awards will be fully exercisable and vested (the outstanding share options having all been granted under the 2005 Stock Option Plan). The intrinsic value (i.e., the amount by which the trading price of the underlying share exceeds the strike price for the option to acquire such share) of the unvested share options held by each Named Executive Officer as of December 31, 2008, that would become vested upon the occurrence of one of the events described in the preceding sentences is shown above. IPC’s 2003 Stock Incentive Plan provides that all RSUs and PSUs granted thereunder vest in the event IPC undergoes a change in control. IPC’s 2007 Incentive Plan provides that all RSUs and PSUs granted thereunder vest in the event a grantee’s employment is terminated without cause within 12 months following a change in control. The definition of “change in control” for purposes of the 2007 Incentive Plan, the 2005 Stock Option Plan and the 2003 Stock Incentive Plan is located above under—Change in Control and Severance.

(2)	Calculated based on the difference between the closing price of IPC’s IPC common shares on December 31, 2008 ($29.90) and the exercise price of unvested share options as of such date. Pursuant to the 2005 Stock Option Plan, if termination of employment is at or after normal retirement age or due to disability (as defined in the plan), any portion of an option, whether or not exercisable at the time of such termination, may be exercised by the participant at any time within the term of the option; and if such termination of employment is not at or after normal retirement age or due to disability or death, with the approval of IPC’s board of directors, any portion of an option may be exercised by the participant within such period as IPC’s board of directors may determine after such termination, but only to the extent such option was exercisable at the time of such termination unless IPC’s board of directors otherwise determines. Messrs. Bryce and Cozens are entitled to accelerated vesting of their outstanding options under the 2005 Stock Option Plan upon their retirement. Pursuant to the 2005 Stock Option Plan, in the event of the death of the participant (whether during or after the termination of his employment) any portion of an option exercisable at the time of death may be exercised within 12 months after the death of the participant (but in no event after the expiration of the term of the option) by the person or persons to whom the participant’s rights under such option are transferred by will or the laws of descent and distribution. In the event of the death of the participant during his or her employment but prior to the time an option would normally become fully exercisable, such option shall be considered fully exercisable at the time of the death. Pursuant to the terms of IPC’s 2007 Incentive Plan, none of the outstanding awards under IPC’s 2007 Incentive Plan automatically vest upon retirement.

(3)	SFAS 123(R) requires the immediate expensing of share-based awards granted to employees who are entitled to accelerated vesting upon their retirement. RSUs granted to employees who are eligible for accelerated vesting upon their retirement are deemed not to require future service, as stated in Note 7 to IPC’s audited financial statements for the fiscal year ended December 31, 2008, included in IPC’s Annual Report on Form 10-K filed with the SEC on February 27, 2009, so these were effectively vested as at December 31, 2008. Pursuant to the 2003 Stock Incentive Plan, there is accelerated vesting of the RSUs when the employee retires. Furthermore, pursuant to the 2003 Stock Incentive Plan, upon the death or disability (as defined in IPC’s long-term disability plan, as in effect from time to time) of a grantee, the grantee’s award to the extent not yet vested will thereupon be 100% vested. Pursuant to the terms of IPC’s 2007 Incentive Plan, none of the outstanding awards under IPC’s 2007 Incentive Plan automatically vest upon retirement.

(4)	The Named Executive Officers are fully vested in IPC’s Supplemental Executive Retirement Plan and are entitled to receive their full account balance upon termination of employment.

(5)	In the event of the grantee’s termination of employment due to death or disability, all transfer restrictions on the grantee’s then issued and outstanding restricted shares lapse on the date of termination of employment and the intrinsic value (i.e., the trading price of the underlying shares) as of December 31, 2008, that would become vested upon the occurrence death or disability, is shown above. The Compensation Committee at any time may accelerate the lapse of any transfer restrictions on restricted shares and otherwise waive or amend any conditions of an award of restricted shares.

(6)	This number of PSUs represents the portion of the PSU award locked in as of December 31, 2008, plus the portion of any unvested mid-cycle awards that will vest at the original target level for the performance cycle. PSUs cliff vest on the third anniversary of the date of grant of the award.

(7)	This amount represents the cash portion of the PSU awards as a result of the top hat feature described above. The cash is deferred until the fifth anniversary of the date it is awarded.

Employment and Other Agreements

The following is a summary of the material terms of the employment-related agreements for the Named Executive Officers entered into in 2009.

Mr. Bryce: Retirement and Consulting Agreement. IPC entered into the Retirement and Consulting Agreement with Mr. Bryce, setting forth the terms of his employment through his retirement date and the terms of his consulting service thereafter. Under the Retirement and Consulting Agreement, Mr. Bryce will retire as an employee, officer and director of IPC and all of its affiliated entities not later than June 30, 2009. Until his retirement date, Mr. Bryce will continue to receive his current base salary and other employee benefits (including pension contributions, social insurance, medical, life and disability benefits, paid vacation, housing allowance, home leave and other perquisites). Mr. Bryce will also be entitled to receive any annual bonus that is awarded in respect of the 2008 performance year and a pro rata 2009 annual bonus at target value, unless his employment is terminated prior to June 30, 2009 for “Cause” (as defined in the Retirement and Consulting Agreement). In addition, (1) any unvested long-term incentive awards granted to Mr. Bryce before December 31, 2008 under any

IPC plan will vest upon his retirement, (2) any unvested mid-cycle awards of performance share units will vest at target, and (3) any long-term cash-based awards will be paid at retirement. In lieu of a 2009 long-term incentive award, Mr. Bryce will receive a cash payment upon his retirement equal to the target value of the long-term incentive award he would have received (pro rated through the retirement date).

Upon his retirement, Mr. Bryce will receive the payments and benefits under his individual retirement and deferred compensation agreements and IPC’s Supplemental Executive Retirement Plan, in each case in accordance with the terms of the applicable agreement or plan. Mr. Bryce will also retain all of his rights to indemnification by virtue of his position as an officer or director of IPC or other affiliated entities and the benefits under any directors’ and officers’ liability insurance policy maintained by IPC.

After his retirement, Mr. Bryce has agreed to be available to provide consulting services for up to 40 hours per month through December 31, 2009, unless the period is extended by mutual agreement of the parties. The term of this initial consulting period may be extended by mutual agreement. During the initial consulting period, Mr. Bryce will receive monthly consulting fees of $75,000, certain benefits (such as medical, life and disability) and reimbursement of expenses, including the cost of travel to and from Bermuda to his home. For the six-month period following the initial consulting period, Mr. Bryce agrees not to compete with IPC or to solicit any customers, directors, senior employees or consultants of IPC. Mr. Bryce has also agreed to release IPC generally from any claims he may have against it.

Messrs. Cozens, Fallon and Weale: Employment Agreements. Each of John R. Weale, Peter J. A. Cozens and Stephen F. Fallon, each of whom are referred to in this Amendment No. 1 as an “IPC executive,” has entered into an employment agreement, which are referred to collectively in this Amendment No. 1 as the “IPC employment agreements.” As provided in the IPC employment agreements, Mr. Weale will serve as Executive Vice President and Chief Financial Officer, Mr. Cozens will serve as Executive Vice President Underwriting (International), and Mr. Fallon will serve as Executive Vice President Underwriting (North America) of IPC. In addition to the annual compensation and benefits set forth in the IPC employment agreements, the IPC employment agreements also provide for a retention bonus if the IPC executives are employed by IPC on (or experience a qualifying termination prior to) December 31, 2009. The retention bonuses are $646,250 for Mr. Weale, $432,000 for Mr. Cozens and $429,000 for Mr. Fallon. The IPC executives’ employment will continue under the IPC employment agreements until the IPC executives are terminated in accordance with the provisions of the IPC employment agreements.

Each IPC executive may terminate his employment for “Good Reason” (as defined in the IPC employment agreements) by giving IPC six months’ notice in writing. Upon terminating his employment for Good Reason and subject to execution of a general release of claims on behalf of IPC, the IPC executive would be entitled to (1) an amount equal to the IPC executive’s base salary for one year plus the amount equal to the target amount of the IPC executive’s annual bonus; (2) an amount equal to the IPC executive’s annual housing allowance, (3) subject to the terms of IPC’s equity incentive plans, accelerated vesting of outstanding equity awards that would have vested within the 24 months following the expiration of the notice period and (4) continuation of participation (or the cost of continued participation) in IPC’s health plans for 12 months following the expiration of the notice period.

Each IPC executive’s employment may be terminated by IPC at any time except in the case of a termination (1) for “Cause” (as defined in the IPC employment agreements), (2) in connection with a “Change in Control” (as defined in the IPC employment agreements), (3) due to the IPC executive’s death or disability or (4) as a result of loss of the IPC executive’s work permit, by giving the IPC executive between one and six months’ notice in writing, or by making a payment in lieu thereof. Upon execution of a general release, the IPC executive would be entitled to (i) a payment equal to the difference between the IPC executive’s base salary for six months and any payments made in lieu of notice, (ii) a pro rated amount of his annual bonus to the date of termination, (iii) an amount equal to half of the target amount of the IPC executive’s annual bonus, (iv) an amount equal to half of the IPC executive’s annual housing allowance, (v) accelerated vesting of equity awards that would have vested within the 12 months following expiration of the notice period and (vi) continuation of participation (or the cost of continued participation) in IPC’s health plans for six months following the expiration of the notice period.

If the IPC executive’s employment is terminated by IPC within 12 months following a Change in Control, the IPC executive would, subject to execution of a general release of claims in favor of IPC, be entitled to (1) payment equal to the difference between the IPC executive’s base salary for one year and any payment made in lieu of notice, (2) a pro rated amount of the IPC executive’s annual bonus to the date of termination, (3) an amount equal to the target amount of the IPC executive’s annual bonus, (4) an amount equal to the IPC executive’s annual housing allowance, (5) accelerated vesting of outstanding equity awards and (6) continuation of participation (or the cost of continued participation) in IPC’s health plans for 12 months following the expiration of the notice period. The proposed amalgamation with Max and the transactions contemplated thereby will not constitute a Change in Control for purposes of the IPC employment agreements.

Under the terms of the Employment Agreements, the Executives are required to comply with confidentiality, non-competition and non-solicitation covenants.

IPC Compensation Committee Report

The Compensation Committee of the board of directors has reviewed and discussed with management IPC’s Compensation Discussion and Analysis included in this Amendment No. 1. Based on this review and discussion, the Compensation Committee recommends to the board of directors that IPC’s Compensation Discussion and Analysis referred to above be included in the this Amendment No. 1.

IPC Compensation Committee

P.S. Christie (Chairman)

M.R. Bridges

M.J. Cascio

K.L. Hammond

L.A. Joaquin

IPC Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the board of directors has responsibility to review and to recommend to the board of directors the compensation of IPC’s officers. The members of the Compensation Committee during the fiscal year ended December 31, 2008 were Peter S. Christie (Chairman), Mark R. Bridges, Michael J. Cascio, Kenneth L. Hammond, and L. Anthony Joaquin. No executive officer or other employee of IPC served as a member of the Compensation Committee or as a member of the compensation committee of any company where an executive officer of such company is a member of the Compensation Committee. In addition, no executive officer served as a director of any company where an executive officer of such company served on IPC’s Compensation Committee, nor has any executive officer served as a member of the compensation committee of any company where an executive officer of such company served as a director of IPC.

Director Compensation

The following table summarizes the compensation that the Company’s directors earned for services as members of the board or any committees of the board during 2008.

Name (1)	Fees Earned or Paid in Cash	Transfer Restricted Common Shares Granted	Total
Kenneth L. Hammond	$153,648	$26,641	$180,289
Mark R. Bridges	106,398	26,641	133,039
Peter S. Christie	91,148	26,641	117,789
L. Anthony Joaquin	80,148	26,641	106,789
Antony P.D. Lancaster	67,324	26,641	93,965
Frank Mutch (2)	17,375	—	17,375
Michael J. Cascio (3)	7,645	4,635	12,280

(1)	James P. Bryce, the Company’s President and Chief Executive Officer, is not included in this table as he is an employee of the Company and therefore receives no compensation for his services as a director. The compensation received by James P. Bryce as an employee of the Company is shown in the Summary Compensation Table on page 13.

(2)	Frank Mutch retired from the board of directors with effect from February 15, 2008.

(3)	Michael J. Cascio was appointed to the board of directors with effect from November 28, 2008.

Pursuant to a Revised Plan of Remuneration approved by shareholders at the 2008 annual general meeting, with effect from that date, directors who are not employees of the Company receive a retainer in the amount of $50,000 per year, accruing on a per diem basis.

In addition, the Chairman of the board of directors receives a retainer in the amount of $50,000 per year; the Chairman of the Audit Committee receives a retainer in the amount of $20,000 per year; the Chairman of the Compensation Committee receives a retainer in the amount of $15,000 per year; and the Chairman of each of the Nominating Committee and the Investment Committee receives a retainer in the amount of $10,000 per year, in each case accruing on a per diem basis.

In addition to the foregoing, each director (including the Chairman and any chairman of any committee of the board of directors) receives the following amounts:

•	Board of Directors: $1,500 per meeting attended

•	Audit Committee: $1,500 per meeting attended

•	Business Development Committee: $1,500 per meeting attended

•	Compensation Committee: $1,500 per meeting attended

•	Executive Committee: $1,500 per fiscal quarter

•	Investment Committee: $1,500 per meeting attended

•	Nominating Committee: $1,500 per meeting attended

In addition to the foregoing, each director receives $1,500 per meeting attended of any management committee to which he is appointed.

In addition to the foregoing, effective as of June 20, 2008, each director is awarded $50,000 of transfer-restricted common shares per year pursuant to the terms of IPC’s 2007 Incentive Plan and applicable award agreement(s). IPC’s 2007 Incentive Plan is administered by the Compensation Committee.

The award of transfer-restricted common shares accrues on a per diem basis and is made as of the first business day in January of each year in respect of the prior year, based on the closing price of the Company’s common shares on the last trading day of the year.

Pursuant to IPC’s 2007 Incentive Plan and the applicable award agreements at the time of grant, the transfer restrictions on such common shares lapse on the earliest of (a) the fourth anniversary of the award date, (b) the date of the death or disability (as defined in IPC’s 2007 Incentive Plan) of the director or (c) the date a director ceases his association with the Company (other than for Cause (as defined in IPC’s 2007 Incentive Plan)) if such date occurs within 12 months following a “change in control” (as defined therein). The Compensation Committee at any time may accelerate the lapse of any transfer restrictions on restricted shares and otherwise waive or amend any conditions of an award of restricted shares. Transfer or sale of the common shares following lapse of the applicable transfer restrictions will be subject to the provisions of the Insider Trading Policy of the Company as in effect from time to time. Subject to the transfer restrictions described above, as of the date of grant, the director will have the rights of a shareholder with respect to the common shares subject to the award (including the right to vote and receive dividends).

The Company will compensate directors for any tax impact of the award incurred upon the grant date, based on the fair market value of the common shares subject to the award, by providing a lump sum payment equal to the amount of such tax impact.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

BENEFICIAL OWNERSHIP OF COMMON SHARES

The table below sets forth certain information as of April 29, 2009, (unless otherwise specified) with respect to the beneficial ownership of IPC common shares by each person who is known to the Company, based on filings made by such person under Section 13(d) and Section 13(g) of the Securities Exchange Act of 1934, as amended, to own beneficially more than 5% of the outstanding common shares, each person currently serving as a director, each nominee for director, the Chief Executive Officer, the Chief Financial Officer, each of the two most highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer and all directors and executive officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage (2)
FMR LLC 82 Devonshire Street Boston, Massachusetts 02109	4,965,479	(3)	8.9%

Franklin Resources, Inc. One Franklin Parkway San Mateo, California 94403-1906	3,926,292	(4)	7.0%

Barclays Global Investors, NA. 400 Howard Street San Francisco, California 94105	2,811,789	(5)	5.0%

Mark R. Bridges	891	(6)	*
James P. Bryce	324,524	(7)	*
Michael J. Cascio	155	(6)	*
Peter S. Christie	891	(6)	*
Kenneth L. Hammond	891	(6)	*
L. Anthony Joaquin	891	(6)	*
Antony P.D. Lancaster	891	(6)	*
Peter J.A. Cozens	140,340	(8)	*
Stephen F. Fallon	144,669	(9)	*
John R. Weale	161,047	(10)	*
All Directors and executive officers as a group	775,190		1.4%

*	Less than 1% of the outstanding common shares.

(1)	In accordance with the rules of the SEC, a person is deemed to have “beneficial ownership” of common shares that such person has the rights to acquire within 60 days. For purposes of calculating percent ownership, each person’s holdings have been calculated assuming full exercise of outstanding options currently exercisable or exercisable within 60 days by such person and by including such person’s restricted stock units and performance share units vesting within 60 days, but not the exercise of options held by any other person. All amounts listed represent sole investment and voting power unless otherwise indicated.

(2)	Based on 55,948,821 common shares issued and outstanding at March 26, 2009.

(3)	According to information in the Schedule 13G/A filed on February 17, 2009, FMR LLC had the following dispositive powers with respect to common shares: (a) sole voting power: none; (b) shared voting power: none; (c) sole dispositive power: 4,965,479; and (d) shared dispositive power: none.

(4)	According to information reported in the Schedule 13G/A filed on February 6, 2009, Franklin Resources, Inc. had the following dispositive powers with respect to common shares: (a) sole voting power: 3,862,492; (b) shared voting power: none; (c) sole dispositive power: 3,926,292; (d) shared dispositive power: none.

(5)	According to information reported in the Schedule 13G filed on February 5, 2009, Barclays Global Investors, NA. had the following dispositive powers with respect to common shares: (a) sole voting power: 2,540,495; (b) shared voting power: none; (c) sole dispositive power: 2,811,789; (d) shared dispositive power: none.

(6)	Transfer-restricted common shares awarded as compensation for his services as a Director.

(7)	Includes 581 common shares that are held by the IRA trustee for Mr. Bryce’s wife, for which Mr. Bryce disclaims beneficial ownership, 175,000 common shares issuable upon the exercise of options and 7,429 transfer-restricted common shares.

(8)	Includes 81,250 common shares issuable upon the exercise of options and 2,928 transfer-restricted common shares.

(9)	Includes 78,750 common shares issuable upon the exercise of options and 2,556 transfer-restricted common shares.

(10)	Includes 115,750 common shares issuable upon the exercise of options and 2,637 transfer-restricted common shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Policies and Procedures for Review, Approval or Ratification of Related Person Transactions

IPC’s written Code of Conduct requires directors and all employees to notify us of transactions involving the Company and a member of the immediate family of a director or an employee, or an individual who has a close personal relationship with a director or an employee of the Company. Conflicts of interest are prohibited under IPC’s Code of Conduct, unless they have been approved by the Company. All directors and officers are required to complete an annual questionnaire to certify their compliance with IPC’s Code of Conduct.

When the Company becomes aware of a proposed or existing transaction with a related party, the company secretary, in consultation with management and external counsel, as appropriate, determines whether the transaction would require proxy disclosure as a related-party transaction. If such a determination is made, management and the company secretary, in consultation with external counsel, determine whether, in their view, the transaction should be permitted, whether it should be modified to avoid any potential conflict of interest, should be terminated, or whether some other action should be taken. If deemed necessary, such action is then referred to IPC’s Executive Committee, at its next meeting (or earlier, if appropriate), for review and final determination as it deems appropriate.

Director Independence

IPC’s board of directors has determined the following directors to be “independent” directors under the Nasdaq Marketplace Rules during the time of their service on the board, based on its conclusion that they have no material relationship with the Company that would interfere with the exercise of their independent judgment: Mark R. Bridges, Michael J. Cascio, Peter S. Christie, Kenneth L. Hammond, L. Anthony Joaquin and Antony P. D. Lancaster, being all six directors standing for election. Frank Mutch, who served on the board during 2008, had also been determined to be an “independent” director. Mr. Mutch retired as Chairman and a director with effect from February 15, 2008. A copy of the board of directors policy on director independence is available on IPC’s website at http://www.ipcre.bm under “Financial Information—Corporate Governance.”

Item 14.	Principal Accountant Fees and Services

The following table shows information concerning fees paid by the Company to KPMG for services rendered for the fiscal years ended December 31, 2008 and 2007:

	2008	2007
Audit fees	$946,050	$976,593
Audit-related fees (1)	396,907	62,293
Tax fees	—	—
All other fees (2)	21,945	—

(1)	Audit-related fees predominantly relate to professional fees incurred in respect of the review of interim financial information. In addition, audit-related fees are fees related to the review of the annual report, the review of IPC’s Compensation Discussion and Analysis, compliance work associated with IPC’s $500 million senior credit facilities, the 2007 Incentive Plan that was approved at the 2007 annual general meeting and the share repurchase program that was considered by the board of directors in 2007.

(2)	All other fees are fees related to the Company’s S-8 registration statement (File No. 333-126434).

The Audit Committee’s policy is to pre-approve all audit and non-audit services to be provided by the independent auditors and estimates therefor. The Audit Committee pre-approved all audit services and non-audit services and estimates therefor provided to the Company by the independent auditors in 2008.

PART IV

Item 15.	Exhibits and Financial Statements Schedules

(a)	The following documents are filed as part of this report:

3. Exhibits:

Exhibit Number	Description	Method of filing

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

IPC HOLDINGS, LTD.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised, in Pembroke, Bermuda, on the 30th day of April, 2009.

IPC HOLDINGS, LTD.
/s/ James P. Bryce
By: James P. Bryce
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Kenneth L. Hammond	Chairman of the Board of Directors	April 30, 2009
Kenneth L. Hammond

/s/ James P. Bryce	President, Chief Executive Officer and Director	April 30, 2009
James P. Bryce

/s/ John R. Weale	Executive Vice President, Chief Financial Officer and principal accounting officer	April 30, 2009
John R. Weale

/s/ Mark R. Bridges	Deputy Chairman of the Board of Directors	April 30, 2009
Mark R. Bridges

/s/ Peter S. Christie	Director	April 30, 2009
Peter S. Christie

/s/ Antony P.D. Lancaster	Director	April 30, 2009
Antony P.D. Lancaster

/s/ L. Anthony Joaquin	Director	April 30, 2009
L. Anthony Joaquin

/s/ Michael J. Cascio	Director	April 30, 2009
Michael J. Cascio

EXHIBIT INDEX

Exhibit Number	Description	Method of filing

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith