Form 10-Q
period 2009-03-31
IPC HOLDINGS LTD
filed 2009-05-08
CIK 909815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The number of outstanding common shares, par value U.S. $0.01 per share of IPC Holdings, Ltd., as of May 8, 2009 was 55,948,821.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. dollars, except for per-share amounts)

	As of March 31, 2009	As of December 31, 2008
	(unaudited)
ASSETS:
Fixed maturity investments, at fair value (amortized cost 2009: $1,778,090; 2008: $1,777,936)	$1,772,805	$1,793,020
Equity investments, at fair value (cost 2009: $346,937; 2008: $405,708)	295,091	365,147
Cash and cash equivalents	122,070	77,020
Reinsurance premiums receivable	199,241	108,033
Deferred premiums ceded	3,585	2,165
Losses and loss adjustment expenses recoverable	4,274	2,771
Accrued investment income	27,907	27,717
Deferred acquisition costs	23,302	9,341
Prepaid expenses and other assets	4,810	3,474

TOTAL ASSETS	$2,453,085	$2,388,688

LIABILITIES:
Reserve for losses and loss adjustment expenses	$354,467	$355,893
Unearned premiums	219,641	85,473
Reinsurance premiums payable	4,483	628
Deferred fees and commissions	526	359
Bank loan	—	75,000
Accounts payable and accrued liabilities	24,494	20,388

TOTAL LIABILITIES	603,611	537,741

SHAREHOLDERS’ EQUITY:
Common shares outstanding, par value U.S. $0.01: 2009:56,092,672; 2008: 56,094,348 shares	561	561
Additional paid-in capital	1,091,491	1,089,002
Retained earnings	758,298	762,260
Accumulated other comprehensive loss	(876)	(876)

TOTAL SHAREHOLDERS’ EQUITY	1,849,474	1,850,947

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,453,085	$2,388,688

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Expressed in thousands of U.S. dollars, except for per-share amounts)

	Quarter ended March 31,
	2009	2008
	(unaudited)	(unaudited)
REVENUES:
Gross premiums written	$234,610	$197,875
Change in unearned premiums	(134,168)	(105,909)

Premiums earned	100,442	91,966

Reinsurance premiums ceded	(3,154)	(2,026)
Change in deferred premiums ceded	1,420	(243)

Premiums ceded	(1,734)	(2,269)

Net premiums earned	98,708	89,697
Net investment income	21,866	23,874
Net losses on investments	(35,572)	(6,020)
Other income	7	26

	85,009	107,577

EXPENSES:
Net losses and loss adjustment expenses	39,109	5,324
Net acquisition costs	9,838	8,674
General and administrative expenses	24,281	7,079
Interest expense	383	—
Net exchange loss (gain)	3,146	(303)

	76,757	20,774

NET INCOME	8,252	86,803
Dividends on preferred shares	—	4,234

Net income available to common shareholders	$8,252	$82,569

Basic net income per common share	$0.15	$1.44
Diluted net income per common share	$0.15	$1.31
Weighted average number of common shares - basic	55,903,740	57,427,602
Weighted average number of common shares - diluted	55,916,256	66,182,883

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Expressed in thousands of U.S. dollars)

	Quarter ended March 31,
	2009	2008
	(unaudited)	(unaudited)
NET INCOME	$8,252	$86,803

Other comprehensive income
Additional accumulated benefit pension obligation	—	—

COMPREHENSIVE INCOME	$8,252	$86,803

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Expressed in thousands of U.S. dollars, except per-share amounts)

	As of March 31, 2009	As of December 31, 2008
	(unaudited)
COMMON SHARES PAR VALUE $0.01:
Balance, beginning of year	$561	$576
Common shares repurchased	—	(108)
Preferred shares converted to common shares	—	92
Additional common shares issued	—	1

Balance, end of period	$561	$561

PREFERRED SHARES PAR VALUE $0.01:
Balance beginning of year	$—	$90
Preferred shares converted to common shares	—	(90)

Balance, end of period	$—	$—

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	$1,089,002	$1,334,271
Reduction in additional paid-in capital on common share repurchase	—	(250,949)
Reduction in additional paid-in capital on conversion of preferred shares	—	(1)
Additional paid-in capital due to stock-based compensation	1,844	6,689
Net change in deferred compensation	645	(1,008)

Balance, end of period	$1,091,491	$1,089,002

RETAINED EARNINGS:
Balance, beginning of year	$762,260	$791,689
Net income	8,252	90,447
Reduction on common share repurchase	—	(60,301)
Common share dividends paid and accrued	(12,214)	(44,636)
Preferred share dividends paid and accrued	—	(14,939)

Balance, end of period	$758,298	$762,260

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance, beginning of year	$(876)	$(881)
Other comprehensive income	—	5

Balance, end of period	$(876)	$(876)

TOTAL SHAREHOLDERS’ EQUITY	$1,849,474	$1,850,947

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of U.S. dollars)

	Three months ended March 31,
	2009	2008
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,252	$86,803
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of fixed maturity premiums (discounts), net	294	(270)
Net losses on investments	35,572	6,020
Stock compensation	2,489	1,937
Changes in:
Reinsurance premiums receivable	(91,208)	(70,081)
Deferred premiums ceded	(1,420)	243
Loss and loss adjustment expenses recoverable	(1,503)	4,523
Accrued investment income	(190)	512
Deferred acquisition costs	(13,961)	(8,875)
Prepaid expenses and other assets	(1,336)	(8,052)
Reserve for losses and loss adjustment expenses	(1,426)	(39,969)
Unearned premiums	134,168	105,909
Reinsurance premiums payable	3,855	(1,710)
Deferred fees and commissions	167	(86)
Accounts payable and accrued liabilities	4,106	(2,138)

Cash provided by operating activities	77,859	74,766

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed maturity investments	(428,491)	(361,529)
Proceeds from sale of fixed maturity investments	426,083	287,599
Proceeds from maturities of fixed maturity investments	7,000	37,400
Purchases of equity investments	(187)	(2,364)
Proceeds from sale of equity investments	50,000	120,000

Cash provided by investing activities	54,405	81,106

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common shares	—	(49,466)
Repayment of bank loan	(75,000)	—
Cash dividends paid to shareholders	(12,214)	(16,934)

Cash used in financing activities	(87,214)	(66,400)

Net increase in cash and cash equivalents	45,050	89,472
Cash and cash equivalents, beginning of year	77,020	39,486

Cash and cash equivalents, end of period	$122,070	$128,958

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per-share amounts)

(unaudited)

1.	GENERAL:

The consolidated interim financial statements presented herein have been prepared on the basis of accounting principles generally accepted in the United States of America and include the accounts of IPC Holdings, Ltd. (the “Company”) and its wholly-owned subsidiaries, IPCRe Limited (“IPCRe”), IPC Limited and IPCRe Underwriting Services Limited (“IPCUSL” and, together with the Company, IPC Limited and IPCRe, “IPC”) and IPCRe Europe Limited (“IPCRe Europe”), which is a wholly-owned subsidiary of IPCRe. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the quarter ended March 31, 2009 and 2008, respectively, the consolidated balance sheet as of March 31, 2009 and the consolidated statements of cash flows for the quarter ended March 31, 2009 and 2008, respectively. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on February 27, 2009. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.	DIVIDENDS:

On March 18, 2009 the Company paid a common stock dividend of $0.22 per share to shareholders of record on March 4, 2009.

On April 23, 2009 the Company declared a common stock dividend of $0.22 per share, to be paid on June 19, 2009 to shareholders of record on June 3, 2009.

3.	ACCOUNTING FOR STOCK-BASED COMPENSATION AND DISCLOSURE:

The Company adopted a Stock Option Plan (the “Option Plan”), effective February 15, 1996 and a Stock Incentive Plan (the “2003 Stock Incentive Plan”), effective June 13, 2003. On February 20, 2007, the Board of Directors terminated the Option Plan pursuant to its terms, with respect to the common shares not at that time subject to options under the Option Plan and on July 25, 2007, the Board of Directors terminated the 2003 Stock Incentive Plan pursuant to its terms with respect to common shares not at that time subject to awards thereunder.

On April 24, 2007, upon the recommendation of the Compensation Committee of the Board of Directors, the Board of Directors unanimously adopted and approved the IPC Holdings, Ltd. 2007 Incentive Plan (the “2007 Incentive Plan”). The 2007 Incentive Plan was subsequently approved by shareholders at the Company’s Annual General Meeting of shareholders, which was held on June 22, 2007. The 2007 Incentive Plan was designed to replace the terminated Option Plan and the terminated 2003 Stock Incentive Plan. Awards were made under the 2007 Incentive Plan in January 2008, February 2008, January 2009 and February 2009 consisting of restricted share units, transfer-restricted common shares and performance share units. The restricted share units, transfer-restricted common shares and performance share units are accounted for as equity instruments under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) “Share-Based Payment”. The applicable performance metrics for the performance share units awarded in February 2008 were based on a combination of annual return on equity on an operating basis and relative total shareholder return as compared to the BSX Bermuda Insurance Index. On October 21, 2008, the Compensation Committee approved a new form of agreement pursuant to the 2007 Incentive Plan to be used in connection with awards of performance share units. For the performance share units awarded in February 2009, the Compensation Committee of the Board of Directors on February 17, 2009, approved the applicable performance metric, which is based on an average of the Company’s annual return on equity over their three-year performance cycle.

Option plan

A summary of the status of outstanding awards under the Company’s Option Plan as of March 31, 2009 and 2008 and changes during the quarters then ended is presented in the tables and narrative below.

	Quarter ended March 31,
	2009		2008
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding, beginning of year	526,000	$34.31	567,250	$34.22
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited	4,000	$22.81	13,750	$32.19
Outstanding, end of quarter	522,000	$34.40	553,500	$34.27
Exercisable, end of quarter	427,000	$34.68	443,500	$34.64
Weighted average fair value of options granted (per share)		$—		$—

There were no options granted for the quarter ended March 31, 2009, and as noted above, the Option Plan was terminated on February 20, 2007. The weighted average remaining contractual period as of March 31, 2009 was 5.1 years and 4.8 years for outstanding and exercisable options respectively. The aggregate intrinsic value as of March 31, 2009 was $106 and $106 for outstanding and exercisable options, respectively.

Range of exercise price	Outstanding at March 31, 2009	Weighted average remaining contractual period in years	Weighted average exercise price	Exercisable at March 31, 2009	Weighted average exercise price
$13-19	6,000	0.75	15.38	6,000	15.38
$19-25	6,000	1.75	21.00	6,000	21.00
$25-31	198,750	5.42	27.95	136,250	27.93
$31-37	62,500	3.75	31.54	62,500	31.54
$37-43	118,750	4.75	38.90	118,750	38.90
$43-49	130,000	5.75	43.03	97,500	43.03

Total	522,000			427,000

Restricted stock units

The activity related to the restricted stock units is set forth below:

	Restricted stock units outstanding		Weighted average grant-date fair value of restricted stock outstanding
	Future service required	No future service required (2)	Future service required	No future service required (2)
Outstanding, beginning of year	244,220	56,365	24.53	29.54
Granted (1)	84,661	—	24.26	—
Forfeited	—	—	—	—
Vested	(83,712)	(20,610)	31.00	30.41

Outstanding, end of quarter	245,169	35,755	22.23	29.04

(1)	The weighted average grant-date fair value of restricted stock units granted for the quarter ended March 31, 2009 was $24.26 per unit (December 31, 2008: $23.84).

(2)

Because the 2003 Stock Incentive Plan provides that restricted stock units vest upon an individual’s retirement from the Company at age 55 or older, restricted stock units granted under the 2003 Stock Incentive Plan to individuals who are 55 or older are deemed not to require future service.

Transfer-restricted common shares

The following information summarizes the changes in transfer-restricted common shares for the quarter ended March 31, 2009:

	Transfer-restricted common shares	Weighted average grant date fair value
Outstanding, beginning of year	18,428	27.72
Granted	4,610	29.90

Outstanding, end of quarter	23,038	28.16

Performance share units

A summary of the status of the Company’s performance share units (“PSUs”) as of March 31, 2009 and changes during the quarter then ended is presented in the table and narrative below:

	Quarter ended March 31, 2009
	Number	Weighted average grant date fair value	Weighted average remaining contractual term
Outstanding, beginning of period	174,402	27.72	1.75
Granted	70,911	27.98	2.75
Forfeited	—	—	—

Outstanding, end of period	245,313	27.80	2.26

The PSUs awarded in 2007 and 2008 contain both a market and performance based component. The market component was defined as the relative total shareholder return as compared to the BSX Bermuda Insurance Index. The performance component of the PSUs awarded in 2007 and 2008 relates to the annual return on equity on an operating basis based on opening common shareholders’ equity. At inception of the three year cycle for the PSU awards, the Company estimated the fair value of the market and the performance based components of the PSUs granted under the 2007 Incentive Plan together with a forfeiture rate and recorded the compensation expense in its consolidated statements of income over the course of the performance period. The fair value estimate in respect of the market based component was set and earns over the requisite attribution period and is not adjusted unless the total shareholder return as compared to the BSX Bermuda Insurance Index falls below the 35th percentile minimum. The estimate in respect of the performance component is reassessed at the end of each quarter as the Company’s financial results evolve and the Company reflects any adjustments in the consolidated statements of income in the period in which they are determined. The PSUs contain a lock-in provision at the end of each year within the three year cycle.

The 2009 PSUs contain only a performance based component. The performance component relates to the annual return on equity over a three year period, based on weighted average common shareholders’ equity. At inception of the three year cycle for these PSU awards, the Company estimates the fair value of the performance based components of the PSUs granted under the revised 2007 incentive plan together with a forfeiture rate and records the compensation expense in its consolidated statements of income over the course of such period. The estimate in respect of the performance component is reassessed at the end of each quarter as the Company’s financial results evolve and the Company reflects any adjustments in the consolidated statements of income in the period in which they are determined. The PSUs do not contain a lock-in provision and instead the average annual return on equity is calculated at the end of their three year cycle.

As of March 31, 2009, there was $10,319 of total unrecognized compensation cost related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.38 years.

4.	THE AMALGAMATION

The Amalgamation Agreement

On March 1, 2009, the Company, its wholly owned subsidiary IPC Limited and Max Capital Group Ltd. (“Max”) entered into the Agreement and Plan of Amalgamation, dated as of March 1, 2009 (as amended by the First Amendment to Agreement and Plan of Amalgamation, dated as of March 5, 2009, the “Amalgamation Agreement”), pursuant to which Max will amalgamate with IPC Limited (the “Amalgamation”). The closing of the Amalgamation is subject to customary closing conditions, including certain approvals by the Company’s and Max’s shareholders and receipt of certain insurance and other regulatory approvals. Immediately following the Amalgamation, the Company will change its name to “Max Capital Group Ltd.”

After the effective time of the Amalgamation, Max shareholders will have the right to receive 0.6429 common shares of the Company and cash in lieu of fractional shares in exchange for each Max common share they hold, unless they exercise appraisal rights under Bermuda law. The Company expects that it will issue approximately 36,440,847 common shares in connection with the Amalgamation. Pursuant to the Amalgamation Agreement the Company or Max may be required to pay a termination fee of $50,000 in certain circumstances. In connection with the services of J.P. Morgan Securities Inc. (“JPMorgan”) as financial advisor to the Board of Directors in connection with the Company’s strategic process and the Amalgamation, the Company agreed to pay JPMorgan an aggregate fee of $13,000, $3,700 of which has been paid as of March 31, 2009 and $9,300 of which is payable upon the occurrence of a significant business combination transaction.

In connection with the Amalgamation, the Company filed a preliminary registration statement/joint proxy statement with the SEC on March 27, 2009, and amendments thereto on April 13, 2009, and April 27, 2009. The Company expects to complete the Amalgamation in June 2009, subject to shareholder approval.

The Validus Offer

On March 31, 2009, the Company received an unsolicited offer from Validus Holdings, Ltd. (“Validus”) pursuant to which the Company would amalgamate with a wholly owned subsidiary of Validus and each of the Company’s common shares would be cancelled and converted into the right to receive 1.2037 Validus common shares. On April 7, 2009, the Company announced that its Board of Directors, after thorough consideration and consultation with management and its legal and financial advisors and upon consideration of a variety of factors, determined that Validus’s offer did not constitute a superior proposal under the terms of the Amalgamation Agreement, and reaffirmed its recommendation that the Company’s shareholders approve the Amalgamation with Max. On April 9, 2009 Validus announced that it had filed a preliminary proxy statement with the SEC for the solicitation of proxies in opposition to the Amalgamation with Max.

On April 28, 2009, Validus commenced a lawsuit in the Supreme Court of Bermuda Commercial Court (the “Court”) against the Company, IPC Limited and Max. The complaint alleges, among other things, that: (1) the $50,000 termination fee is unlawful and unenforceable, (2) the Company’s board of directors breached its duty and acted otherwise than in accordance with the constitution of the Company by entering into the amalgamation agreement with Max and (3) the Company’s board of directors continues to breach its duty by acting in accordance with the provisions in the amalgamation agreement with Max that provide for the termination fee and the restrictions on entering into discussions with third parties regarding acquisition proposals. Through the lawsuit, Validus is apparently seeking declaratory and injunctive relief to prevent the Company and IPC Limited from paying any portion of the $50,000 termination fee to Max and from taking any steps to give effect to the non-solicitation provisions in the amalgamation agreement. Additionally, Validus has requested the Court require the Company pay the costs of the proceedings in the Court as well as other unspecified relief. While at this time it is not possible to determine the ultimate resolution of, or estimate the liability related to, Validus’s lawsuit, based on its review of the complaint the Company believes that the allegations are without merit.

On April 30, 2009, Validus announced its intention to: (1) commence an exchange offer to the Company’s shareholders for all of the Company’s outstanding shares on the same economic terms as the offer that had been presented to the Company’s board of directors a month earlier and (2) as an alternative to the exchange offer, petition the Supreme Court of Bermuda to approve a “Scheme of Arrangement” under Bermuda law whereby Validus would acquire all the Company’s common shares on the same terms as its exchange offer. In its announcement, Validus indicated that the Scheme of Arrangement would need to be approved by a majority in number representing at least 75% in value of the Company’s shareholders present at a court-ordered meeting to approve the Scheme of Arrangement offer followed by sanction for the Scheme of Arrangement from the Court. Validus’s announcement further stated that, if the Scheme of Arrangement is approved at the court-ordered meeting and sanctioned by the Court, the Company’s shareholders can then call a second meeting to require the Company to approve the Scheme of Arrangement, and that, if approved by a majority of votes cast at the second meeting, the Scheme of Arrangement would become effective. On April 30, 2009, the Company’s board of directors met to discuss Validus’s announcement. At that meeting, the Company’s board of directors unanimously reaffirmed its belief that the acquisition proposal made by Validus does not represent a superior proposal and the Company’s board of directors continues to recommend that the Company’s shareholders vote in favor of the amalgamation with Max.

5.	NEW ACCOUNTING PRONOUNCEMENTS:

In June 2008, the FASB issued FASB Staff Position (“FSP”) No EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB SFAS 128, Earnings per Share. This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The Company does not expect that the adoption of FSP EITF 03-6-1 will have a material impact on its financial statements.

In April 2009, the FASB issued FSP SFAS 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. FSP SFAS 141(R)-1 amends and clarifies FASB SFAS 141 (revised 2007), “Business Combinations”, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP SFAS 141(R)-1 has not affected the Company’s financial statements for the quarter ended March 31, 2009. The Company will evaluate the impact of FSP SFAS 141(R)-1 when or if a business combination or amalgamation occurs. The Company will account for the amalgamation described in note 4 above under the purchase method of accounting in accordance with SFAS 141(R), under which the total consideration paid in the amalgamation will be allocated among acquired assets and assumed liabilities based on the fair values of the assets acquired and liabilities assumed.

In April 2009, the FASB issued FSP SFAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP SFAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company expects that the adoption of FSP SFAS 157-4 will not have a material impact on its June 30, 2009 financial statements and subsequent financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. FSP SFAS 107-1 and APB 28-1 This FASB Staff Position (FSP) amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company expects that the adoption of FSP SFAS 107-1 and APB 28-1 will lead to increased disclosures on its June 30, 2009 interim financial statements and subsequent interim financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of operations and financial position of IPC Holdings, Ltd. References to the “Company” mean IPC Holdings and references to “we”, “us”, “our” or “IPC” mean IPC Holdings together with its direct and indirect wholly-owned subsidiaries, IPCRe Limited (“IPCRe”), IPC Limited, IPCRe Europe Limited (“IPCRe Europe”) and IPCRe Underwriting Services Limited (“IPCUSL”). This discussion should be read in conjunction with our Consolidated Financial Statements and related notes for the quarter ended March 31, 2009.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 to our audited financial statements for the fiscal year ended December 31, 2008, included in our Annual Report on Form 10-K filed with the SEC on February 27, 2009. The following is a summary of the accounting policies for the three main components of our consolidated balance sheet and consolidated statements of income: premiums, losses (claims), including reserves, and investments/investment income.

Premiums

Premiums are recorded as written at the beginning of each policy, based upon information received from ceding companies and their brokers, and are earned on a pro rata basis over the policy period. For excess of loss contracts, the amount of deposit premium is contractually documented at inception, and management uses this as its best estimate for accounting for these premiums. Premiums may be adjusted upwards or downwards as a result of changes in the cedant’s actual exposure base and the original estimates thereof, although most contracts do provide for a minimum premium in the contract terms. We refer to such changes in premiums as adjustment premiums. For proportional treaties, the amount of premium is normally estimated by management at inception based on information from the ceding company. We account for such premium using initial estimates, which are reviewed regularly for reasonableness by management with respect to the actual premium reported by the ceding company. At March 31, 2009 the amount of premium accrued resulting from management’s estimates for proportional treaties was approximately 18.8% of total gross premiums written for the quarter then ended. Reinstatement premiums are recognized and accrued at the time we incur a loss and where coverage of the original contract is reinstated under pre-defined contract terms and are earned pro rata over the reinstated coverage period. Such accruals are based upon actual contractual terms (including the associated rates on line – i.e. price) applied to the amount of loss reserves expected to be paid, and the only element of management judgement involved is with respect to the amount of loss reserves as described below. The asset accrued at March 31, 2009 for estimated reinstatement premiums on Reported But Not Enough losses (“RBNE”) and Incurred But Not Reported (“IBNR”) loss reserves was $20.2 million.

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

When a catastrophic event occurs, we first determine which treaties may be affected using our geographic database of exposures. We then contact the respective brokers and ceding companies involved with those treaties to determine their estimate of involvement and the extent to which the reinsurance program is affected. We may also use computer modelling to measure and estimate loss exposure under the actual event scenario, if available. For excess of loss business, which is generally over 90% of the premium we write, we are aided by the fact that each treaty has a defined limit of liability arising from one event. Once that limit has been reached, we have no further exposure to additional losses from that treaty for the same event.

We establish reserves based upon estimates of losses incurred by the ceding companies, including reserves where we believe that the ultimate loss amount is greater than that reported to us by the ceding company. These reserves, which provide for development on reported losses, are also known as RBNE reserves. We also establish reserves for losses incurred as a result of an event known but not reported to us. These IBNR reserves, together with RBNE reserves, are established for both catastrophe and other losses. To estimate the portion of losses and loss adjustment expenses relating to these claims for the year, we review our portfolio of business to determine where the potential for loss may exist. Industry loss data, as well as actual experience, knowledge of the business written by us and general market trends in the reinsurance industry, are considered. Since 1993, we have contracted AIR Worldwide Corporation for the use of their proprietary models—currently CATRADER®—as part of our modelling approach. These computer-based loss modelling systems utilize A.M. Best’s data and direct exposure information obtained from our clients. We may also use CATRADER® to measure and estimate loss exposure under the actual event scenario, if available. The sum of the individual estimates derived from the above methodology provides us with an overall estimate of the loss reserves for IPC as a whole. Our reserving methodology uses a process that calculates a point estimate, as opposed to a methodology that develops a range of estimates.

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

There is a time lag inherent in reporting from the original claimant to the primary insurer to the broker and then to the reinsurer. Reporting of property claims arising from catastrophes in general tends to be prompt (as compared to reporting of claims for casualty or other “long-tail” lines of business). However, the timing of claims reporting can vary depending on various factors, including: the nature of the event (e.g. hurricane, earthquake, hail, man-made events such as terrorism or rioting); the geographic area involved; the quality of the cedant’s claims management and reserving practices; and whether the claims arise under reinsurance contracts for primary companies, or reinsurance of other reinsurance companies (i.e. retrocession). Because the events from which claims arise are typically prominent, public occurrences, we are often able to use independent reports of such events to augment our loss reserve estimation process. Because of the degree of reliance that we place on ceding companies for claims reporting, the associated time lag, the low frequency/high severity nature of the business we underwrite and the varying reserving practices among ceding companies, our reserve estimates are highly dependent on management judgement and are therefore subject to significant variability. During the loss settlement period, additional facts regarding individual claims and trends may become known, and current laws and case law may change.

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

For certain catastrophic events there is greater uncertainty underlying the assumptions and associated estimated reserves for losses and loss adjustment expenses reported by our cedants. Complexity resulting from problems such as policy coverage issues, multiple events affecting one geographic area and the resulting impact on claims adjusting (including allocation of claims to event and the effect of demand surge on the cost of building materials and labour) by, and communications from, ceding companies, can cause greater uncertainty in the reserve estimates reported to us by our cedants, as well as delays to the timing with which we are notified of cedants’ changes to their loss estimates, resulting in greater uncertainty in our reserve estimates. For example, the initial estimate for hurricane Ike was based on estimates by cedants of their exposure, industry insured loss estimates, output from both industry and proprietary models, a review of contracts potentially affected by the events, information received from both clients and brokers, and management judgement, which includes consideration of the physical factors noted above, in aggregate. It has been assumed that underlying policy terms and conditions are upheld during our clients’ loss adjustment process.

To illustrate the potential variability of estimates for gross individual catastrophe losses, the following table outlines the percent changes from IPC’s first reported estimates for certain specific catastrophes, over specified time horizons:

	Percentage increase of development from initial report
	After 6 months	After 1 year	After 2 years	After 3 years	Latest / Final %	Total Development – initial report to latest $(000)
Cyclones Lothar/Martin	61%	66%	71%	73%	69%	24,100
Cat # 48 (WTC)	6%	7%	9%	9%	4%	4,500
2004 Florida hurricanes	113%	137%	145%	144%	145%	118,250
Hurricane Katrina	1.5%	1.6%	-0.4%	-2.0%	-1.4%	(11,000)
UK floods (June 2007)	-38%	-43%			-50%	(31,600)

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

As noted above, our methodology provides us with an overall estimate of loss reserves for IPC as a whole. For information on historical development of IPC’s overall loss reserves, please refer to the tables provided in Item 1, Business, Reserve for Losses and Loss Adjustment Expenses, in our Report on Form 10-K for the year ended December 31, 2008.

At March 31, 2009 management’s estimates for IBNR/RBNE represented 52% of total loss reserves. The majority of the estimate relates to reserves from winter storm Klaus that affected southern France in January 2009, reserves from the bushfires in south eastern Australia in January 2009, reserves for claims from hurricane Ike that affected various parts of Gulf coast states in September 2008 and reserves for claims from hurricane Katrina and Wilma that affected various parts of Gulf coast states in 2005. Given the magnitude and recent occurrence of hurricane Ike, delays in receiving claims data, the contingent nature of business interruption and other exposures, and other uncertainties inherent in loss estimation, meaningful imprecision remains regarding the estimated losses from this event. Our initial assessment of losses is based on a combination of our analysis and review of our share of estimated total industry loss, in-force contracts, the output of catastrophe modeling and a limited number of loss advices from clients. As discussed above, our reserve estimates are not mathematically or formulaically derived from factors such as numbers of claims or demand surge impact. If our estimate of IBNR/RBNE loss reserves at March 31, 2009 was inaccurate by a factor of 10%, our results of operations would be impacted by a positive or negative movement of $18.4 million. If our total reserve for losses at March 31, 2009 was inaccurate by a factor of 10%, our incurred losses would be impacted by $35.4 million, which represents 1.9% of shareholders’ equity at March 31, 2009. In accordance with IPCRe’s registration under the Bermuda Insurance Act 1978 and Related Regulations (the “Insurance Act”), our loss reserves are certified annually by an independent loss reserve specialist.

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

Investment transactions are recorded on a trade date basis.

With the investments being classified as “Trading” all subsequent changes to the fair value of our investment portfolio are recorded as net (losses) gains on investments in our consolidated statements of income.

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

It is ultimately management’s responsibility to determine whether the values received and recorded in the financial statements are representative of appropriate fair value measurements. In respect of our fixed maturity investments, we periodically assess valuation relative to current financial market conditions. We also consider any valuation disparities between the custodian and investment managers and supplement this with our own independent verification to external pricing sources. In addition to this the Company’s custodian, on behalf of the Company, performs validation checks on the prices used to ensure no missing or stale pricing and to ensure that the price derived from the pricing source compares reasonably with its peer pricing services. Any material differences are investigated and resolved. As of March 31, 2009 100% of our fixed maturity investments were valued using pricing services. There have been no adjustments to the prices obtained from the pricing services. Our valuation procedures also consider the credit quality composition of the portfolio and any significant migrations in the credit quality of our holdings from period to period.

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

It may be possible that the use of different pricing methodologies and assumptions may have a material effect on the estimated fair value amounts. During periods of market disruption including periods of significantly rising or falling interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of the Company’s fixed maturity investments if trading becomes infrequent, or market data becomes less available or there is a decrease in observable inputs. In such cases, more fixed maturity investment valuations would require the use of management judgement. As such, valuations may include inputs and assumptions that are unobservable or require greater estimation as well as valuation methods which are more sophisticated or require greater estimation thereby resulting in values which may be less than the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within the Company’s consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on the Company’s results of operations and financial condition. As at March 31, 2009, we did not have any significant fixed maturity investments that were not rated and all of our fixed maturity investments were classified as Level 1 or Level 2.

The following table shows how our investments are categorised under SFAS 157 at March 31, 2009:

Description	Fair Value Measurement March 31, 2009	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. Government Treasuries	5,466	5,466	—	—
Other fixed maturity investments	1,767,339	—	1,767,339	—

Total fixed maturity investments	1,772,805	5,466	1,767,339	—

Equity investments
Mutual funds	177,986	—	177,986	—
Other equity investments	8,666	—	8,666	—
AIG Select Hedge Fund	108,439	—	—	108,439

Total equity investments	295,091	—	186,652	108,439

Total investments	2,067,896	5,466	1,953,991	108,439

Included within the category fixed maturity investments are bonds issued by the U.S. Treasury. We believe that the market for U.S. Government Treasury securities is an actively traded market given the high level of trading volume and the auction process and therefore we are classifying them as Level 1. For our remaining fixed maturity investments, which trade in less active markets, but continue to be valued using observable inputs, we are classifying them as Level 2. Also included within the category fixed maturity investments is our mortgage-backed securities portfolio. As part of the mortgage-backed securities portfolio, our investment guidelines permit participating in to-be-announced securities (“TBAs”). During the quarter ended March 31, 2009 we participated in TBAs. Mortgage-backed securities are typically traded on a to-be-announced basis. By acquiring a TBA, the Company makes a commitment to purchase a future issuance of mortgage-backed securities. In addition, the portfolio may offset these purchases by taking positions in short TBAs (i.e. the Company makes a commitment to sell a future issuance of mortgage-backed securities) but no net short TBA positions are allowed. Also as part of the mortgage-backed securities portfolio, the investment guidelines allow the Company to enter into long and short TBA positions, which are deliverable within a month. For the period between purchase of the TBA and issuance of the underlying security, the Company’s positions are accounted for as regular-way security trades in the consolidated financial statements where delivery is taken. Where delivery is not taken, the Company’s position is accounted for as a derivative in the consolidated financial statements. As at March 31, 2009, the Company had long TBAs. Collateral is received or posted daily between the Company and the counterparty for the daily net gain (loss). TBAs are recorded in the consolidated financial statements at fair value.

Included within the category equity investments are mutual funds. These funds are stated at fair value as determined by the most recently reported net asset value as advised by the funds. These funds have daily reported net asset values (“NAV”) – with the funds’ holdings predominantly in publicly quoted securities. Due to the funds’ values being current NAVs, with no significant lock ups, no delays in withdrawal and not publicly quoted prices, we are classifying the other equity investments as Level 2.

Also included within the category equity investments are other equity investments, which represent equity securities and fixed maturities held in rabbi trusts maintained by the Company for deferred compensation plans and are classified within the valuation hierarchy as Level 2, on the same basis as the Company’s other equity securities and fixed maturities.

Also included within the category equity investments is a fund of hedge funds. It has a monthly reported net asset value with a one-month delay in its valuation. As a result, the most recently advised NAV included in our financial statements at the end of each quarter has historically been based upon the NAVs of the underlying funds at the end of the preceding month. However, since the third quarter ended September 30, 2008, due to the ongoing significant market volatility and the guidance set out in FASB FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, we have used the most recently available NAV (as of the preceding month end) plus an estimate of the NAV performance of the fund of hedge funds (for the current month) to allow us to incorporate all readily-available information into the valuation as reported within the Company’s consolidated financial statements.

The estimated NAV is obtained from the fund’s investment manager who derives an estimate of the performance of the fund based on the month-end positions from the underlying third-party funds. In order to obtain comfort over the reasonableness of this estimated NAV, we assess the difference between the estimated NAV and final month-end NAVs to ensure that there have been no significant variances. Any movement in the estimated NAV relative to the final NAV of the fund would be recorded in the following reporting period. Such adjustments may be material. The use of the estimated NAV in respect of the fund of hedge funds increased the level of unobservable inputs. Hence, we have classified the fund of funds as Level 3.

As stated above, it is ultimately management’s responsibility to determine fair values of the Company’s investments. In order to verify the quality of the NAV provided by the fund of hedge funds (“Select Hedge”) on a monthly basis, management perform certain procedures to assess the quality by comparison to the monthly estimated NAV to that month’s final NAV (drift analysis). Management also performs this on an annual basis by comparing the year-end NAV to the audited financial statements and investigates any significant movements. In addition to the monthly and annual checks, management hold regular calls with the Select Hedge investment manager to understand and assess the reasonability of the change in NAV.

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

The following table presents the fair market value of the Company’s Level 3 financial assets (and liabilities) as at March 31, 2009:

Fair value measurements using significant unobservable inputs (Level 3)

Beginning balance as at January 1, 2009	$159,709
Transfers in (out) of Level 3	$—
Total realized and unrealized (losses) gains included in earnings	$(1,270)
Subscriptions, redemptions, issuances and settlements	$(50,000)

Ending balance at March 31, 2009	$108,439

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2009	$7,687

The company uses beginning fair values for the accounting for transfers in and out of Level 3.

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

In response to current market conditions, Select Hedge has introduced “side pockets”, which are sub-funds within Select Hedge that have restricted liquidity which may potentially extend over a much longer period than the typical liquidity of Select Hedge. Should the Company seek to liquidate its investment in Select Hedge, the Company would not be able to fully liquidate its investment without some delay, which may be considerable. In such cases, until the Company is permitted to fully liquidate its interest in Select Hedge, the value of its investment could fluctuate based on adjustments to the fair value of the investments contained within the side pocket as determined by Select Hedge. Since December 31, 2008, the Company has held a sub-class of Select Hedge shares in addition to the class of shares it previously held. The sub-class shares are not currently redeemable, but as liquidity returns to the side-pockets and the sub-funds are redeemed as cash, the investment manager can make the election to return the sub-class shares to the fully paid shares of the Fund. The Company expects that the sub-class shares will continue to be valued monthly at their fair value, which reflects the illiquidity of the underlying positions. The Company will be required to hold its sub-class shares until securities held in the side pockets are liquidated. Management has not made any adjustments to the NAV reported by Select Hedge in estimating fair value. Due to the illiquid nature of the investments in the side pockets, there is significant judgement involved in estimating this fair value. As at March 31, 2009, approximately 31.82% of Select Hedge’s net assets were invested in side pockets, which totaled approximately $35 million.

RESULTS OF OPERATIONS, QUARTERS ENDED MARCH 31, 2009 AND 2008

Our net income for the quarter ended March 31, 2009 was $8.3 million, compared to $86.8 million for the quarter ended March 31, 2008. The primary reasons for the decrease in net income are the continued severe financial market disruption resulting in changes in fair value which are recorded as investment losses, the increase in losses and loss adjustment expenses experienced during the quarter and the increase in general and administrative expenses resulting from costs relating to certain strategic initiatives. These were offset by an increase in earned premiums. Details of these, as well as other variances, are discussed below.

In the quarter ended March 31, 2009, we wrote gross premiums of $234.6 million, compared to $197.9 million in the first quarter of 2008. We wrote premiums in respect of new business totaling $19.6 million, including a $12.4 million pro rata energy contract. Premiums from existing business were $29.7 million more in the first quarter of 2009 in comparison to the first quarter of 2008, mostly due to increases in pricing, where contracts saw price increases which on average were between 5% and 15%. Business that was not renewed because of unsatisfactory terms and conditions, or because the cedant did not purchase the protection, totaled $14.8 million. Excess of loss premium adjustments, which are adjustments generally arising from differences between cedants’ actual exposure base and the original estimates thereof, were $1.5 million more in the first quarter of 2009 in comparison to the first quarter of 2008. There was a $0.7 million increase in reinstatement premiums in the first quarter of 2009 compared to the first quarter of 2008.

In the quarter ended March 31, 2009, we ceded $3.2 million of premiums to our retrocessional facilities, compared with $2.0 million in the first quarter of 2008. The actual contracts ceded are at IPC’s underwriters’ judgement in optimizing the risk profile of the portfolio, which can cause premiums ceded to vary as a proportion of our gross writings from quarter to quarter.

Net premiums earned in the quarter ended March 31, 2009 were $98.7 million, compared to $89.7 million in the first quarter of 2008. This increase is mainly due to the increase in premiums written in the quarter, as explained above.

Net investment income was $21.9 million in the quarter ended March 31, 2009, compared to $23.9 million in the first quarter of 2008. This $2.0 million decrease is mainly attributed to a decrease in fixed maturity investment yields and a decrease in average invested assets.

We recognized a net loss of $35.6 million from investments in the quarter ended March 31, 2009, compared to a net loss of $6.0 million in the first quarter of 2008. This increase is mainly attributed to an adverse $31.7 million change in fair value recorded during the quarter. During January 2009, we redeemed $50 million of our position in a fund of hedge funds, which resulted in a realized loss of $9.0 million. The Company received 90% of the proceeds 20 business days after the redemption date of January 31, 2009, with the remainder expected upon completion of the audit of the fund. The change in fair value comprised decreases of $(20.4) million and $(19.0) million from our fixed maturity investments and our equity investments in mutual funds, respectively, due to current market conditions, which were offset in part by $7.7 million from our investment in a fund of hedge funds.

In the quarter ended March 31, 2009, we incurred net losses and loss adjustment expenses of $39.1 million, compared to $5.3 million in the first quarter of 2008. Net losses incurred in the first quarter of 2009 included $15.0 million from winter storm Klaus that affected southern France and $13.3 million from the bushfires in south eastern Australia, as well as net adverse development to our estimates of ultimate losses for several prior year events. Net incurred losses in the first quarter of 2008 included $14.5 million from events in 2008, primarily the Alon Refinery explosion in Texas, a storm that affected Queensland, Australia, and windstorm Emma that affected parts of Europe. This was offset in part by reductions to our estimates of ultimate losses for several events in 2007 totaling $9.7 million. Other losses in the first quarter of 2008 included net movements from other prior year events and approximately $1.2 million attritional losses from proportional treaties, mostly resulting from the recent failure of several satellites.

Net acquisition costs incurred, which consist primarily of commissions and brokerage fees paid to intermediaries for the production of business, were $9.8 million for the quarter ended March 31, 2009, compared to $8.7 million in the first quarter of 2008. These costs have increased in proportion to the increase in earned premiums in 2009. General and administrative expenses were $24.3 million in the quarter ended March 31, 2009, compared to $7.1 million in the corresponding period of 2008. This increase is mainly due to costs of approximately $13.8 million, including legal and financial advisory services, associated with the Company’s strategic initiatives, designed to increase shareholder value, which resulted in the Agreement and Plan of Amalgamation with Max, as well as costs associated with the acceleration of compensation awards in connection with the retirement of our Chief Executive Officer.

LIQUIDITY AND CAPITAL RESOURCES

IPC Holdings is a holding company that conducts no reinsurance operations of its own, and its cash flows are limited to distributions from IPCRe, IPCRe Europe and IPCUSL by way of loans or dividends. The dividends that IPCRe may pay are limited by the Insurance Act. The dividends that IPC Holdings, IPC Limited, IPCRe and IPCUSL may pay are further limited by the Bermuda Companies Act 1981 which prohibits a Bermuda company from declaring or paying a dividend if there are reasonable grounds for believing that (i) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (ii) the realizable value of the company’s assets would thereby be less than the aggregate of its liabilities, its issued share capital and its share premium accounts.

Under the Insurance Act, IPCRe is required to maintain a solvency margin and a minimum liquidity ratio, and is prohibited from declaring or paying dividends if to do so would cause IPCRe to fail to meet its solvency margin and its minimum liquidity ratio. Under the Insurance Act, IPCRe is prohibited from paying dividends of more than 25% of its total statutory capital and surplus at the end of the previous fiscal year unless it files an affidavit signed by at least two directors and IPCRe’s principal representative stating that the declaration of such dividends has not caused IPCRe to fail to meet its solvency margin and minimum liquidity ratio. The Insurance Act also prohibits IPCRe from declaring or paying any dividend without the approval of the Supervisor of Insurance of Bermuda if IPCRe failed to meet its solvency margin and minimum liquidity ratio on the last day of the previous fiscal year. In addition, IPCRe is prohibited under the Insurance Act from reducing its opening total statutory capital by more than 15% without the approval of the Bermuda Monetary Authority. The maximum dividend payable by IPCRe in accordance with the foregoing restrictions as of March 31, 2009 was approximately $459.0 million.

IPCRe’s sources of funds consist of premiums written, investment income, paid losses recovered from retrocessionaires and proceeds from sales and redemptions of investments. Cash is used primarily to pay losses and loss adjustment expenses, premiums retroceded, brokerage commissions, excise taxes, general and administrative expenses, repurchase of shares and dividends. Cash flows used in or from operations differ, and may continue to differ, substantially from net income. To date, we have invested all cash flows not required for operating purposes or returned amounts to shareholders via the repurchase of shares and the payment of dividends. The potential for large catastrophes means that unpredictable and substantial payments may need to be made within relatively short periods of time. Hence, future cash flows cannot be predicted with any certainty and may vary significantly between periods.

Net cash inflows from operating activities in the quarter ended March 31, 2009 were $77.9 million compared to $74.8 million in the corresponding period of 2008. Net cash inflows from investing activities in the quarter ended March 31, 2009 were $54.4 million compared to net cash inflows of $81.1 million in the corresponding period of 2008. Net cash outflows from financing activities in the quarter ended March 31, 2009 were $87.2 million compared to $66.4 million in the corresponding period of 2008, as a result of the repayment of the bank loan of $75 million in March 2009, compared to the Company’s repurchase of $49.5 million of its common shares in March 2008 and payment of a $4.2 million dividend on preferred shares in February 2008. Cash and cash equivalents increased by $45.1 million in the quarter ended March 31, 2009, resulting in a balance of $122.1 million at March 31, 2009.

At March 31, 2009, 52% of IPC’s fixed maturity investment portfolio (based on fair value) was held in securities rated AAA, and 28% was held in securities rated AA. At December 31, 2008 the proportions of securities so rated were 44% and 22%, respectively. At March 31, 2009 the average modified duration of IPC’s fixed maturity portfolio was 3.1 years, compared to 3.1 years at December 31, 2008. We believe that because of the relatively short duration and high quality of IPC’s investment portfolio, we have sufficient liquidity to meet IPC’s ongoing commitments.

Ratings are an important factor in establishing the competitive position of reinsurance companies. IPCRe and IPCRe Europe have an insurer financial strength rating of “A (Excellent; 3rd of 15 categories)” with a “Negative” outlook from A.M. Best and are rated “A- (Strong; 7th of 18 categories)” with a “Stable” outlook for financial strength and counter-party credit by Standard & Poor’s Ratings Services (“S&P”). A.M. Best and S&P ratings reflect their opinions of a reinsurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders, but are not evaluations directed to investors in our securities and are not recommendations to buy, sell or hold our securities. Our ratings are subject to periodic review by A.M. Best and S&P, and we cannot assure you that we will be able to retain those ratings. Prior to October 2005, both A.M. Best and S&P had given IPCRe and IPCRe Europe insurer financial strength ratings of A+. In November 2005, both rating agencies lowered the ratings to their current levels as a result of the impact on our net income and shareholders’ equity resulting from the devastation brought by hurricanes Katrina and Rita, and S&P ascribed a “Negative” outlook. In April 2007, S&P further lowered our rating predominantly as a result of a reassessment of our mono-line business model even though that model has remained relatively unchanged since our inception. S&P then improved the outlook to “Stable”, while A.M. Best affirmed our A rating, but lowered the outlook to “Negative”. In December 2008, A.M. Best affirmed our A rating, and maintained the outlook as “Negative”. Following our presentation of a combined business plan to the ratings agencies, we and Max received indicative ratings for the combined business following the Amalgamation that were satisfactory. If our current ratings are reduced further by A.M. Best and/or S&P, our competitive position in the reinsurance industry could suffer and it may be more difficult for us to market our products. A downgrade to a rating below A- by A.M. Best or S&P would trigger provisions allowing some cedants to opt to cancel their reinsurance contracts with us and cedants that do not have this termination right may not be willing to engage in new business with us. These events would be expected to result in a significant loss of business as ceding companies move to reinsurers with higher ratings.

IPCRe is not a licensed insurer in the United States of America and therefore, under the terms of most of its contracts with U.S.-based companies, must provide security to reinsureds to cover loss reserves in a form acceptable to state insurance commissioners. Typically, this type of security takes the form of a letter of credit issued by an acceptable bank, the establishment of a trust, or a cash advance. Currently IPCRe obtains letters of credit through the $250 million senior secured syndicated credit facility available for letters of credit and a $350 million letters of credit bilateral master agreement. On March 1, 2009, certain terms of the senior credit facilities were amended, subject to the closing of the proposed Amalgamation with Max. With respect of the senior secured facility, IPCRe provides the banks security by giving them liens over certain of IPCRe’s investments in an amount not to exceed 118% of the aggregate letters of credit outstanding. Effective March 31, 2009 and December 31, 2008, there were outstanding letters of credit of $133.1 million and $166.3 million, respectively. If we were unable to obtain the necessary credit, IPCRe could be limited in its ability to write business for our clients in the United States. The total amount of security required by the banks under the facilities at March 31, 2009 and December 31, 2008 was $155.8 million and $194.2 million, respectively.

There is a potential contractual obligation to JP Morgan of $9.3 million due within less than one year from March 31, 2009 which is dependent on when and whether there is a significant business combination transaction. In addition, pursuant to the Amalgamation Agreement the Company or Max may be required to pay a termination fee of $50.0 million in certain circumstances. We are continuing to incur significant expenses in connection with legal and financial advisory services relating to the amalgamation, which will be recognized in the period in which the expenses are incurred.

We believe that our operating cash flow and the high quality of our investment portfolio, provides sufficient liquidity to meet our cash demands.

None of the Company, IPCRe or IPCUSL has any material commitments for capital expenditures.

OFF-BALANCE SHEET ARRANGEMENTS

Neither the Company nor any of its subsidiaries has any forms of off-balance sheet arrangements, or cash obligations and commitments, as defined by Item 303(a)(4) of Regulation S-K.

THE AMALGAMATION

The Amalgamation Agreement

On March 1, 2009, the Company, its wholly owned subsidiary IPC Limited and Max entered into the Amalgamation Agreement, pursuant to which Max will amalgamate with IPC Limited. The closing of the Amalgamation is subject to customary closing conditions, including certain approvals by the Company’s and Max’s shareholders and receipt of certain insurance and other regulatory approvals. Immediately following the Amalgamation, the Company will change its name to “Max Capital Group Ltd.”

After the effective time of the Amalgamation, Max shareholders will have the right to receive 0.6429 common shares of the Company and cash in lieu of fractional shares in exchange for each Max common share they hold, unless they exercise appraisal rights under Bermuda law. The Company will issue approximately 36,440,847 common shares in connection with the Amalgamation. Pursuant to the Amalgamation Agreement the Company or Max may be required to pay a termination fee of $50.0 million in certain circumstances. In connection with JPMorgan’s services as financial advisor to the Board of Directors in connection with IPC’s strategic process and the Amalgamation, the Board of Directors agreed to pay JPMorgan an aggregate fee of $13.0 million, $3.7 million of which has been paid as of March 31, 2009 and $9.3 million of which is payable upon the occurrence of a significant business combination transaction.

In connection with the Amalgamation, the Company filed a preliminary registration statement/joint proxy statement with the SEC on March 27, 2009, and amendments thereto on April 13, 2009, and April 27, 2009. The Company expects to complete the Amalgamation in June 2009, subject to shareholder approval.

The Validus Offer

On March 31, 2009, the Company received an unsolicited offer from Validus pursuant to which the Company would amalgamate with a wholly owned subsidiary of Validus and each of the Company’s common shares would be cancelled and converted into the right to receive 1.2037 Validus common shares. On April 7, 2009, the Company announced that the Board of Directors, after thorough consideration and consultation with management and its legal and financial advisors and upon consideration of a variety of factors, determined that Validus’s offer did not constitute a superior proposal under the terms of the Amalgamation Agreement, and reaffirmed its recommendation that the Company’s shareholders approve the Amalgamation with Max. On April 9, 2009 Validus announced that it had filed a preliminary proxy statement with the SEC for the solicitation of proxies in opposition to the Amalgamation with Max.

On April 28, 2009, Validus commenced a lawsuit in the Supreme Court of Bermuda Commercial Court (the “Court”) against the Company, IPC Limited and Max. The complaint alleges, among other things, that: (1) the $50.0 million termination fee is unlawful and unenforceable, (2) the Company’s board of directors breached its duty and acted otherwise than in accordance with the constitution of the Company by entering into the amalgamation agreement with Max and (3) the Company’s board of directors continues to breach its duty by acting in accordance with the provisions in the amalgamation agreement with Max that provide for the termination fee and the restrictions on entering into discussions with third parties regarding acquisition proposals. Through the lawsuit, Validus is apparently seeking declaratory and injunctive relief to prevent the Company and IPC Limited from paying any portion of the $50.0 million termination fee to Max and from taking any steps to give effect to the non-solicitation provisions in the amalgamation agreement. Additionally, Validus has requested the Court require the Company pay the costs of the proceedings in the Court as well as other unspecified relief. While at this time it is not possible to determine the ultimate resolution of, or estimate the liability related to, Validus’s lawsuit, based on its review of the complaint the Company believes that the allegations are without merit.

On April 30, 2009, Validus announced its intention to: (1) commence an exchange offer to the Company’s shareholders for all of the Company’s outstanding shares on the same economic terms as the offer that had been presented to the Company’s board of directors a month earlier and (2) as an alternative to the exchange offer, petition the Supreme Court of Bermuda to approve a “Scheme of Arrangement” under Bermuda law whereby Validus would acquire all the Company’s common shares on the same terms as its exchange offer. In its announcement, Validus indicated that the Scheme of Arrangement would need to be approved by a majority in number representing at least 75% in value of the Company’s shareholders present at a court-ordered meeting to approve the Scheme of Arrangement offer followed by sanction for the Scheme of Arrangement from the Court. Validus’s announcement further stated that, if the Scheme of Arrangement is approved at the court-ordered meeting and sanctioned by the Court, the Company’s shareholders can then call a second meeting to require the Company to approve the Scheme of Arrangement, and that, if approved by a majority of votes cast at the second meeting, the Scheme of Arrangement would become effective. On April 30, 2009, the Company’s board of directors met to discuss Validus’s announcement. At that meeting, the Company’s board of directors unanimously reaffirmed its belief that the acquisition proposal made by Validus does not represent a superior proposal and the Company’s board of directors continues to recommend that the Company’s shareholders vote in favor of the amalgamation with Max.

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

IPCRe’s fixed income investment portfolio is conservatively managed within a well-controlled risk environment. Our investment guidelines prohibit the purchase of securities with a speculative credit rating (below BBB-/Baa3) and even aggregate BBB/Baa exposure is limited to a maximum of 5%. While credit risk is monitored and controlled on an on-going basis, historically the VaR analysis has not explicitly incorporated credit risk. Even though the limitations of our investment guidelines have not been eased, given the market turmoil in 2008, particularly in the fourth quarter, we have worked with our investment advisors to institute a VaR analysis that on a going forward basis will include the additional variability associated with credit risk exposure.

On behalf of the company, our investment managers performed a VaR analysis to estimate the maximum potential loss of fair value for each segment of market risk, as of March 31, 2009 and 2008 and for the intervening quarterly points (except for credit risk, which we only began to measure as of December 31, 2008). The analysis calculated the VaR with respect to the net fair value of our invested assets (cash and cash equivalents, equity and high-grade fixed maturity securities) using the historical simulation methodology. At March 31, 2009 the VaR of IPCRe’s investment portfolio was $33.3 million, which represents a 95th percentile value change over a one-month time horizon. This result was obtained through historical simulation using 3 years of historical market data.

The following table presents the VaR of each component of market risk of IPCRe’s invested assets at March 31, 2009 and 2008, respectively, the quarterly points during 2008 and the average for the 12 months ended March 31, 2009, calculated using the VaR at the beginning, ending and quarterly points (expressed in thousands of U.S. dollars):

Market Risk	At March 31, 2009	At December 31, 2008	At September 30, 2008	At June 30, 2008	At March 31, 2008	Average for 12 months ended March 31, 2009
Currency Fixed income (incl. credit risk	$1,003	$1,701	$1,066	$1,316	$1,416	$1,300
from December 31, 2008)	30,208	32,195	27,950	23,104	16,871	26,066
Equity (incl. hedge fund)	21,289	24,859	14,692	19,862	18,140	19,768

Sum of Risk	52,500	58,755	43,708	44,282	36,427	47,134
Diversification Benefit	(19,240)	(26,019)	(19,690)	(20,433)	(18,704)	(20,817)

Total Net Risk	$33,260	$32,736	$24,018	$23,849	$17,723	$26,317

From December 31, 2008 to March 31, 2009, a reduction in the allocation to higher risk asset classes (equity and hedge fund) and an increase in the cash and equivalent holdings relative to December 31, 2008 was offset by an increase in the correlation between asset classes resulting in a VaR estimate that was comparable to the prior quarter. IPCRe’s premiums receivable and liabilities for losses from reinsurance contracts it has written are also exposed to the risk of changes in value resulting from fluctuations in foreign currency exchange rates. To an extent, the impact on loss reserves of a movement in an exchange rate, will be partly offset by the impact on assets (receivables and cash) denominated in the same currency. As of March 31, 2009 an estimated $45 million (December 31, 2008 - $11 million) of net reinsurance premiums receivable, and an estimated $70 million (December 31, 2008 - $47 million) of loss reserves, were denominated in non-U.S. currencies. The currencies to which IPC has the most net exposure are the Australian dollar, the Euro and U.K. sterling. If the dollar weakened 10% against the Australian dollar, our net adverse exchange exposure would be approximately $2 million. If the dollar strengthened 10% against the Euro and U.K. sterling, our net adverse exchange exposure would be approximately $2 million and $2 million respectively.

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

Note on Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition, including, but not limited to, expectations regarding market cycles, market conditions, the impact of current market conditions and trends on future periods, the impact of our business strategy on our results, trends in pricing and claims and the insurance and reinsurance market response to catastrophic events. Some forward-looking statements may be identified by our use of terms such as “believes”, “anticipates”, “intends”, “expects” or other words of similar import and relate to our plans and objectives for future operations. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. We do not intend, and are under no obligation, to update any forward-looking statement contained in this report. The largest single factors in our results have been and will continue to be the severity and/or frequency of catastrophic events, which are inherently unpredictable. Numerous factors could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to, the following: (i) the occurrence of natural or man-made catastrophic events with a frequency or severity exceeding our expectations; (ii) the adequacy of our loss reserves and the need to adjust such reserves as claims develop over time; (iii) any lowering or loss of financial ratings of any wholly-owned operating subsidiary; (iv) a decrease in the level of demand for property catastrophe reinsurance, or increased competition owing to increased capacity of reinsurers offering property catastrophe coverage; (v) the effect of competition on market trends and pricing; (vi) loss of our non-admitted status in U.S. jurisdictions or the passage of federal or state legislation subjecting us to supervision or regulation in the United States; (vii) challenges by insurance regulators in the United States to our claim of exemption from insurance regulation under current laws; (viii) a contention by the United States Internal Revenue Service that we are engaged in the conduct of a trade or business within the United States (including through a permanent establishment in the United States); (ix) loss of services of any one of our executive officers; (x) changes in general economic conditions, including changes in interest rates and/or equity values in the United States and elsewhere and continued instability in global credit markets; or (xi) changes in exchange rates and greater than expected currency exposure.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

NONE

Item 1A.	Risk Factors.

The following risk factors supplement the risks disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009.

Risks Related to the Amalgamation

Failure to complete the Amalgamation could negatively impact our share price, future business and financial results.

The Amalgamation Agreement contains a number of conditions precedent that must be satisfied or waived prior to the consummation of the Amalgamation. In addition, the Amalgamation Agreement may be terminated by us or Max under certain circumstances. In addition to customary termination provisions contained in agreements of this nature, we may terminate the Amalgamation Agreement if the total number of dissenting Max common shares for which appraisal rights have been exercised pursuant to Bermuda law exceeds 15% of the issued and outstanding Max common shares on the business day immediately following the last day on which Max shareholders can require appraisal for their common shares. Additionally, we or Max may terminate the Amalgamation Agreement if the other party’s good-faith estimate of such party’s book value as of the day prior to the requesting party’s shareholder meeting indicates that since December 31, 2008, either (1) the other party’s book value has declined by more than 50%, or (2) the other party’s book value has declined by more than 20 percentage points greater than the decline in the terminating party’s book value during the same period (with any increase in a party’s book value since December 31, 2008, deemed to be no change for purposes of measuring the 20 percentage point differential).

If the Amalgamation is not completed, our ongoing business may be adversely affected as follows:

•

the manner in which brokers, insurers, cedants and other third parties perceive us may be negatively impacted, which in turn could affect our ability to compete for or to win new business or obtain renewals in the marketplace;

•

our current and prospective employees may experience uncertainty about their future roles, which may adversely affect our ability to attract and retain key personnel; the attention of our management will have been diverted to the Amalgamation instead of being directed solely to our own operations and pursuit of other opportunities that could have been beneficial to us;

•	we may have to pay certain costs relating to the Amalgamation, including certain legal, accounting and financial advisory fees; and

•	we may be required, in certain circumstances, to pay a termination fee of $50 million to Max.

Validus’s offer may negatively impact our ability to consummate the Amalgamation and may cause disruption to our ongoing business.

On March 31, 2009, the Board of Directors received an unsolicited acquisition proposal from Validus Holdings, Ltd. (“Validus”). On April 7, 2009, after consulting with our management and our outside legal and financial advisors and upon consideration of a variety of factors, the Board of Directors unanimously determined that Validus’s offer did not constitute a superior proposal, as defined in the Amalgamation Agreement. While the Board of Directors unanimously reaffirmed its recommendation that our shareholders approve the Amalgamation, Validus’s offer may still pose potential risks to the consummation of the Amalgamation. On April 8, 2009, Validus announced that it intended to file proxy solicitation materials opposing the Amalgamation and that it was commencing litigation to reduce the $50 million termination fee payable in certain circumstances under the Amalgamation Agreement. On April 9, 2009, Validus filed a preliminary proxy statement with the SEC for the solicitation of proxies in opposition to the Amalgamation. We intend to vigorously defend the terms of the Amalgamation Agreement and the Board of Directors’ recommendations of the Amalgamation. It is unclear what actions Validus may take to further its proposal and prevent the Amalgamation from occurring. However, any legal action or other proceedings in which we or the Board of Directors would have to defend ourselves may be expensive, time-consuming and disruptive to our ongoing business. Even if ultimately unsuccessful, actions taken by Validus could negatively impact the expected timing of the consummation of the Amalgamation, which is expected to occur in June 2009. In addition, there is a risk that our shareholders may vote against proposals relating to the Amalgamation as a result of Validus’s offer and that, consequently, the required shareholder vote may not be obtained. In that case, it is possible that we may decide not to enter into a transaction with Validus or any other party. Moreover, if the Amalgamation with Max does not occur, it is possible that Validus would be unwilling to enter into a transaction with us, or that a combination between us and any other party, including Validus, could not be negotiated and completed before September. In that case, we would be entering the hurricane season with continued uncertainty with respect to our strategic direction, which may impair our ability to access capital markets at a time when we may be most in need of capital.

We may experience difficulties integrating our business with Max, which could cause the combined entity to fail to realize the anticipated cost savings and other benefits of the Amalgamation.

We entered into the Amalgamation Agreement because we believe that the Amalgamation will be beneficial to us and our shareholders. Achieving the anticipated benefits of the Amalgamation will depend in part upon whether we and Max integrate our businesses in an efficient and effective manner. We may not be able to accomplish this integration process smoothly or successfully. The integration of certain operations following the Amalgamation will take time and will require the dedication of significant management resources, which may temporarily distract management’s attention from the routine business of the combined entity. Any delay or inability of management to successfully integrate the operations of the two companies could compromise the combined entity’s potential to achieve the long-term strategic benefits of the Amalgamation and could have a material adverse effect on the business, financial condition, operating results and market value of the combined entity’s common shares after the Amalgamation.

The success of the combined entity after the Amalgamation will depend in part upon our ability to retain key employees. Competition for qualified personnel can be intense. In addition, key employees may depart because of issues relating to the uncertainty or difficulty of integration or a desire not to remain with the combined entity. Accordingly, no assurance can be given that we will be able to retain key employees.

We must obtain various governmental, regulatory and other consents to complete the Amalgamation, which, if delayed, not granted, or granted with unacceptable conditions, may jeopardize or delay the completion of the Amalgamation, result in additional expenditures or resources and/or reduce the anticipated benefits of the Amalgamation.

We must obtain certain approvals and consents in a timely manner from governmental agencies, including in the U.S., Ireland, Singapore and the United Kingdom prior to the completion of the Amalgamation. If we do not receive these approvals, or do not receive them on terms that satisfy the conditions set forth in the Amalgamation Agreement, then the parties will not be obligated to complete the Amalgamation. The governmental agencies from which we will seek these approvals have broad discretion in administering the governing regulations. As a condition to the approval of the Amalgamation, these agencies may impose terms, conditions, obligations or restrictions that could negatively affect the way the combined entity conducts business following the Amalgamation. The terms, conditions, obligations or restrictions of such approvals could jeopardize or delay the completion of the Amalgamation. If we agree to any material term, condition, obligation or restriction in order to obtain any approval required to complete the Amalgamation, these terms, conditions, obligations or restrictions could adversely affect the ability to integrate our operations with Max’s or could reduce the anticipated benefits of the Amalgamation. This could result in a material adverse effect on our business, financial condition and operating results following the Amalgamation, as well as the market value of the combined entity’s common shares after the Amalgamation.

The Amalgamation Agreement contains provisions that restrict us from pursuing alternative transactions or engaging in discussions with third parties as to alternative transactions.

The Amalgamation Agreement contains detailed provisions that restrict our and our subsidiaries’ and advisors’ ability to initiate, solicit, encourage (including by providing information) or facilitate proposals regarding any amalgamation or similar transaction with another party or participate or otherwise engage in any discussions or negotiations relating to such an alternative transaction. Although the Board of Directors is permitted to change its recommendation in response to a bona fide unsolicited superior proposal, such a change in its recommendation gives Max the right to terminate the Amalgamation Agreement and receive a termination fee of $50 million. In addition, a $50 million termination fee would also be payable by us if (1) the Amalgamation Agreement is terminated for failure to complete the Amalgamation on or before November 30, 2009, and within 12 months of the termination date, we enter into or consummate an acquisition transaction with the person (or affiliate) that made an acquisition proposal that was publicly announced or otherwise communicated to our officers or directors prior to November 30, 2009, (2) the Amalgamation Agreement is terminated on the basis of certain specified breaches (as provided therein) and within 12 months, we enter into or consummate an acquisition transaction with the person (or affiliate) that made an acquisition proposal that was publicly announced or otherwise communicated to our officers or directors prior to our shareholder meeting with respect to the Amalgamation or (3) the Amalgamation Agreement is terminated for failure by us to obtain its required shareholder vote and within 12 months of the termination date, we or any of our subsidiaries enter into or consummate an acquisition transaction with the person (or affiliate) that made an acquisition proposal that was publicly announced or otherwise communicated to our officers or directors prior to the date of our shareholder meeting with respect to the Amalgamation.

These provisions could discourage third parties from considering or proposing alternative transactions, even if they would constitute superior proposals, or might result in any such superior proposal being less favorable to us than if the third party had been provided with such information or because of the added expense of the termination fee.

Risks Related to the Combined Entity Following the Amalgamation

The price of our common shares after the Amalgamation may be affected by factors different from those affecting the price of our common shares before the Amalgamation.

Following the completion of the Amalgamation, holders of our common shares prior to the Amalgamation will own shares in the combined entity that includes the operations of Max. As our and Max’s businesses are different, the results of operations as well as the price of our common shares following the Amalgamation may be affected by factors different from those factors affecting us as an independent stand-alone entity.

The Amalgamation may result in a ratings downgrade of the combined entity or its insurance subsidiaries which may result in a material adverse effect on the combined entity’s business, financial condition and operating results, as well as the market price of its common shares.

Ratings with respect to claims paying ability and financial strength are important factors in maintaining customer confidence in the combined entity and its ability to market insurance products and compete with other insurance and reinsurance companies. Rating organizations regularly analyze the financial performance and condition of insurers and reinsurers. S&P affirmed IPCRe’s “A-minus” rating with a stable outlook on March 3, 2009, noting decreased earnings and capital volatility after the Amalgamation among factors driving the ratings statement. A.M. Best placed its “A” financial strength rating for IPCRe under review with negative implications March 3, 2009. Explaining the “under review” status of IPCRe, A.M. Best said the IPC-Max combination will be largely influenced by Max from a multitude of perspectives—including premium volume, liabilities, operating platforms and information technology systems. Following the Amalgamation, any ratings downgrades, or the potential for ratings downgrades, of the combined entity or its subsidiaries could adversely affect the combined entity’s ability to market and distribute products and services and successfully compete in the marketplace, which could have a material adverse effect on its business, financial condition and operating results, as well as the market price for our common shares.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) None.

Item 3.	Defaults upon Senior Securities.

NONE

Item 4.	Submission of Matters to a Vote of Security Holders.

While there were no matters submitted to a vote during the quarter, the Company filed a preliminary registration statement/joint proxy statement with the SEC on March 27, 2009, and amendments thereto on April 13, 2009, and April 27, 2009, in respect of the Amalgamation.

Item 5.	Other Information.

NONE

Item 6.	Exhibits.

(a) Exhibits

Exhibit Number	Method of Filing	Description

2.1	(1)	Agreement and Plan of Amalgamation, dated as of March 1, 2009, among IPC Holdings, Ltd., IPC Limited and Max Capital Group Ltd.

2.2	(2)	First Amendment to Agreement and Plan of Amalgamation, dated as of March 5, 2009, among IPC Holdings, Ltd., IPC Limited and Max Capital Group Ltd.

3.1	(4)	Memorandum of Association of the Company

3.2	(5)	Amended and Restated Bye-Laws of the Company

3.3	(4)	Form of Memorandum of Increase of Share Capital

10.1	(6)	First Amendment to Credit Agreement, dated as of January 25, 2008, among IPC Holdings, Ltd., IPCRe Limited, the Lenders party thereto and Wachovia Bank, National Association.

10.2	(7)	Second Amendment and Consent to Credit Agreement, dated as of March 1, 2009, among IPC Holdings, Ltd., IPCRe Limited, the Lenders party thereto and Wachovia Bank, National Association.

10.3	(8)	Custody Agreement by and between IPCRe Limited and Mellon Bank, N.A., dated January 9, 2008 and effective as of January 1, 2008.

10.4	(8)	Discretionary Investment Management Agreement between AIG Investments Europe Ltd. and IPCRe Limited, dated January 9, 2008 and effective as of December 20, 2007.

10.7 †	(9)	Retirement and Consulting Agreement between IPCRe Limited and James P. Bryce

10.8 †	(9)	Employment Agreement between IPCRe Limited and John R. Weale

10.9 †	(9)	Employment Agreement between IPCRe Limited and Peter J.A. Cozens

10.10 †	(9)	Employment Agreement between IPCRe Limited and Stephen F. Fallon

10.11	(10)	Acknowledgement of receipt of an unsolicited letter dated, March 31, 2009, from Validus Holdings, Ltd. outlining a proposed transaction.

11.1	(3)	Reconciliation of basic and diluted net income per common share (“EPS”)

12.1	(3)	Statement of Computation of Ratios of Earnings to Fixed Charges

15.1	(3)	Letter regarding unaudited interim financial information

31.1	(3)	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	(3)	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	(11)	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	(11)	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on March 02, 2009 (File No. 0-27662).

(2)	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on March 10, 2009 (File No. 0-27662).

(3)	Filed herewith.

(4)	Incorporated by reference to the corresponding exhibit on our Registration Statement on Form S-1 (No. 333-00088).

(5)	Incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-Q for the six months ended June 30, 2007 filed with the SEC on July 30, 2007 (File No. 0-27662).

(6)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 31, 2008 (File No. 0-27662).

(7)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 02, 2009 (File No. 0-27662).

(8)	Incorporated by reference to Exhibits 10.1 and 10.2 to our Current Report on Form 8-K filed with the SEC on January 14, 2008 (File No. 0-27662).

(9)	Incorporated by reference to Exhibits 10.2 to 10.5 to our Current Report on Form 8-K filed with the SEC on March 02, 2009 (File No. 0-27662).

(10)	Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on March 31, 2009 (File No. 0-27662).

(11)	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (sub-sections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), and are not being filed as exhibits to this report.

†	Management contract or compensatory plan, contract or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

IPC Holdings, Ltd.

We have reviewed the consolidated balance sheet of IPC Holdings, Ltd. and subsidiaries as of March 31, 2009, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the three-month period ended March 31, 2009. These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of IPC Holdings, Ltd. and subsidiaries as of December 31, 2008, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2008 (not presented herein); and in our report dated February 27, 2009 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

          /s/ KPMG

Chartered Accountants

Hamilton, Bermuda

May 8, 2009

IPC HOLDINGS, LTD.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPC Holdings, Ltd.
(Registrant)

Date: May 8, 2009	/s/ James P. Bryce
James P. Bryce
President and Chief Executive Officer

Date: May 8, 2009	/s/ John R. Weale
John R. Weale
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Method of Filing	Description

2.1	(1)	Agreement and Plan of Amalgamation, dated as of March 1, 2009, among IPC Holdings, Ltd., IPC Limited and Max Capital Group Ltd.

2.2	(2)	First Amendment to Agreement and Plan of Amalgamation, dated as of March 5, 2009, among IPC Holdings, Ltd., IPC Limited and Max Capital Group Ltd.

3.1	(4)	Memorandum of Association of the Company

3.2	(5)	Amended and Restated Bye-Laws of the Company

3.3	(4)	Form of Memorandum of Increase of Share Capital

10.1	(6)	First Amendment to Credit Agreement, dated as of January 25, 2008, among IPC Holdings, Ltd., IPCRe Limited, the Lenders party thereto and Wachovia Bank, National Association.

10.2	(7)	Second Amendment and Consent to Credit Agreement, dated as of March 1, 2009, among IPC Holdings, Ltd., IPCRe Limited, the Lenders party thereto and Wachovia Bank, National Association.

10.3	(8)	Custody Agreement by and between IPCRe Limited and Mellon Bank, N.A., dated January 9, 2008 and effective as of January 1, 2008.

10.4	(8)	Discretionary Investment Management Agreement between AIG Investments Europe Ltd. and IPCRe Limited, dated January 9, 2008 and effective as of December 20, 2007.

10.7 †	(9)	Retirement and Consulting Agreement between IPCRe Limited and James P. Bryce

10.8 †	(9)	Employment Agreement between IPCRe Limited and John R. Weale

10.9 †	(9)	Employment Agreement between IPCRe Limited and Peter J.A. Cozens

10.10 †	(9)	Employment Agreement between IPCRe Limited and Stephen F. Fallon

10.11	(10)	Acknowledgement of receipt of an unsolicited letter dated, March 31, 2009, from Validus Holdings, Ltd. outlining a proposed transaction.

11.1	(3)	Reconciliation of basic and diluted net income per common share (“EPS”)

12.1	(3)	Statement of Computation of Ratios of Earnings to Fixed Charges

15.1	(3)	Letter regarding unaudited interim financial information

31.1	(3)	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	(3)	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	(11)	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	(11)	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on March 02, 2009 (File No. 0-27662).

(2)	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on March 10, 2009 (File No. 0-27662).

(3)	Filed herewith.

(4)	Incorporated by reference to the corresponding exhibit on our Registration Statement on Form S-1 (No. 333-00088).

(5)	Incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-Q for the six months ended June 30, 2007 filed with the SEC on July 30, 2007 (File No. 0-27662).

(6)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 31, 2008 (File No. 0-27662).

(7)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 02, 2009 (File No. 0-27662).

(8)	Incorporated by reference to Exhibits 10.1 and 10.2 to our Current Report on Form 8-K filed with the SEC on January 14, 2008 (File No. 0-27662).

(9)	Incorporated by reference to Exhibits 10.2 to 10.5 to our Current Report on Form 8-K filed with the SEC on March 02, 2009 (File No. 0-27662).

(10)	Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on March 31, 2009 (File No. 0-27662).

(11)	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (sub-sections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), and are not being filed as exhibits to this report.

†	Management contract or compensatory plan, contract or arrangement.