Form 10-Q
period 2009-06-30
IPC HOLDINGS LTD
filed 2009-08-07
CIK 909815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The number of outstanding common shares, par value U.S. $0.01 per share of IPC Holdings, Ltd., as of August 7, 2009 was 56,091,590.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of United States dollars, except for per-share amounts)

	As of June 30, 2009	As of December 31, 2008
	(unaudited)
ASSETS:
Fixed maturity investments, at fair value (amortized cost 2009: $1,674,265; 2008: $1,777,936)	$1,706,461	$1,793,020
Equity investments, at fair value (cost 2009: $347,008; 2008: $405,708)	329,986	365,147
Cash and cash equivalents	272,049	77,020
Reinsurance premiums receivable	244,737	108,033
Deferred premiums ceded	4,851	2,165
Losses and loss adjustment expenses recoverable	3,168	2,771
Accrued investment income	20,761	27,717
Deferred acquisition costs	26,634	9,341
Prepaid expenses and other assets	4,021	3,474

TOTAL ASSETS	$2,612,668	$2,388,688

LIABILITIES:
Reserve for losses and loss adjustment expenses	$320,322	$355,893
Unearned premiums	248,797	85,473
Reinsurance premiums payable	4,828	628
Deferred fees and commissions	789	359
Bank loan	—	75,000
Accounts payable and accrued liabilities	23,714	20,388

TOTAL LIABILITIES	598,450	537,741

SHAREHOLDERS’ EQUITY:
Common shares outstanding, par value U.S. $0.01: 2009: 56,193,170; 2008: 56,094,348	562	561
Additional paid-in capital	1,093,965	1,089,002
Retained earnings	919,864	762,260
Accumulated other comprehensive loss	(173)	(876)

TOTAL SHAREHOLDERS’ EQUITY	2,014,218	1,850,947

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,612,668	$2,388,688

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Expressed in thousands of United States dollars, except for per-share amounts)

	Quarter ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES:
Gross premiums written	$127,549	$105,170	$362,159	$303,045
Change in unearned premiums	(29,156)	(18,571)	(163,324)	(124,480)

Premiums earned	98,393	86,599	198,835	178,565

Reinsurance premiums ceded	(3,461)	(2,818)	(6,615)	(4,844)
Change in deferred premiums ceded	1,266	1,114	2,686	871

Premiums ceded	(2,195)	(1,704)	(3,929)	(3,973)

Net premiums earned	96,198	84,895	194,906	174,592
Net investment income	21,279	23,395	43,145	47,269
Net gains (losses) on investments	77,385	(50,889)	41,813	(56,909)
Other income	19	18	26	44

	194,881	57,419	279,890	164,996

EXPENSES:
Net losses and loss adjustment expenses	(8,417)	(6,382)	30,692	(1,058)
Net acquisition costs	9,906	8,444	19,744	17,118
General and administrative expenses	21,196	6,621	45,477	13,700
Interest expense	—	262	383	262
Net exchange (gain) loss	(1,679)	1,024	1,467	721

	21,006	9,969	97,763	30,743

NET INCOME	173,875	47,450	182,127	134,253
Dividends on preferred shares	—	4,330	—	8,564

Net income available to common shareholders	$173,875	$43,120	$182,127	$125,689

Basic net income per common share	$3.11	$0.83	$3.26	$2.29
Diluted net income per common share	$3.11	$0.78	$3.25	$2.12
Weighted average number of common shares - basic	55,984,116	52,159,646	55,943,928	54,793,624
Weighted average number of common shares - diluted	55,990,946	60,560,764	55,954,235	63,193,486

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Expressed in thousands of United States dollars)

	Quarter ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET INCOME	$173,875	$47,450	$182,127	$134,253

Other comprehensive income	703	—	703	—

COMPREHENSIVE INCOME	$174,578	$47,450	$182,830	$134,253

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Expressed in thousands of United States dollars, except per-share amounts)

	As of June 30, 2009	As of December 31, 2008
	(unaudited)
COMMON SHARES PAR VALUE $0.01:
Balance, beginning of year	$561	$576
Common shares repurchased	—	(108)
Preferred shares converted to common shares	—	92
Additional common shares issued	1	1

Balance, end of period	$562	$561

PREFERRED SHARES PAR VALUE $0.01:
Balance, beginning of year	$—	$90
Preferred shares converted to common shares	—	(90)

Balance, end of period	$—	$—

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	$1,089,002	$1,334,271
Reduction in additional paid-in capital on common share repurchase	—	(250,949)
Reduction in additional paid-in capital on conversion of preferred shares	—	(1)
Additional paid-in capital due to stock-based compensation	3,672	6,689
Net change in deferred compensation	1,291	(1,008)

Balance, end of period	$1,093,965	$1,089,002

RETAINED EARNINGS:
Balance, beginning of year	$762,260	$791,689
Net income	182,127	90,447
Reduction on common share repurchase	—	(60,301)
Common share dividends paid and accrued	(24,523)	(44,636)
Preferred share dividends paid and accrued	—	(14,939)

Balance, end of period	$919,864	$762,260

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance, beginning of year	$(876)	$(881)
Other comprehensive income	703	5

Balance, end of period	$(173)	$(876)

TOTAL SHAREHOLDERS’ EQUITY	$2,014,218	$1,850,947

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of United States dollars)

	Six months ended June 30,
	2009	2008
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$182,127	$134,253
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of fixed maturity premiums (discounts), net	574	(155)
Net (gains) losses on investments	(41,813)	56,909
Stock compensation	4,963	2,459
Changes in:
Reinsurance premiums receivable	(136,704)	(97,185)
Deferred premiums ceded	(2,686)	(871)
Loss and loss adjustment expenses recoverable	(397)	9,058
Accrued investment income	6,956	3,981
Deferred acquisition costs	(17,293)	(11,176)
Prepaid expenses and other assets	(547)	(6,094)
Reserve for losses and loss adjustment expenses	(35,571)	(88,999)
Unearned premiums	163,324	124,480
Reinsurance premiums payable	4,200	(3,049)
Deferred fees and commissions	430	81
Accounts payable and accrued liabilities	4,029	(1,054)

Cash provided by operating activities	131,592	122,638

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed maturity investments	(909,370)	(717,084)
Proceeds from sale of fixed maturity investments	1,008,587	630,486
Proceeds from maturities of fixed maturity investments	14,000	49,500
Purchases of equity investments	(257)	(2,548)
Proceeds from sale of equity investments	50,000	120,000

Cash provided by investing activities	162,960	80,354

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loan	—	150,000
Repayment of bank loan	(75,000)	—
Repurchases of common shares	—	(212,751)
Cash dividends paid to shareholders	(24,523)	(32,640)

Cash used in financing activities	(99,523)	(95,391)

Net increase in cash and cash equivalents	195,029	107,601
Cash and cash equivalents, beginning of period	77,020	39,486

Cash and cash equivalents, end of period	$272,049	$147,087

The accompanying notes are an integral part of these consolidated financial statements

IPC HOLDINGS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except for per-share amounts)

(unaudited)

1.	GENERAL:

The consolidated interim financial statements presented herein have been prepared on the basis of accounting principles generally accepted in the United States of America and include the accounts of IPC Holdings, Ltd. (the “Company”) and its wholly-owned subsidiaries, IPCRe Limited (“IPCRe”), IPC Limited and IPCRe Underwriting Services Limited (“IPCUSL” and, together with the Company, IPC Limited and IPCRe, “IPC”) and IPCRe Europe Limited (“IPCRe Europe”), which is a wholly-owned subsidiary of IPCRe. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the quarter and six-month periods ended June 30, 2009 and 2008, respectively, the consolidated balance sheet as of June 30, 2009 and the consolidated statements of cash flows for the six months ended June 30, 2009 and 2008, respectively. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on February 27, 2009. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.	DIVIDENDS:

On March 18, 2009 the Company paid a common stock dividend of $0.22 per share to shareholders of record on March 4, 2009.

On June 19, 2009 the Company paid a common stock dividend of $0.22 per share, to shareholders of record on June 3, 2009.

On July 23, 2009 the Company declared a common stock dividend of $0.22 per share, to be paid on September 2, 2009 to shareholders of record on August 20, 2009.

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

Option plan

A summary of the status of the Company’s Option Plan as of June 30, 2009 and 2008 and changes during the six-month periods then ended is presented in the tables and narrative below.

	Six months ended June 30,
	2009		2008
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding, beginning of year	526,000	$34.31	567,250	$34.22
Granted	—	$—	—	$—
Exercised	—	$—	(5,000)	$28.00
Forfeited	(4,000)	$22.81	(28,750)	$35.23

Outstanding, end of period	522,000	$34.40	533,500	$34.22

Exercisable, end of period	497,000	$34.72	431,000	$34.57
Weighted average fair value of options granted (per share)		$—		$—

There were no options granted for the six months ended June 30, 2009 and, as noted above, the Option Plan was terminated on February 20, 2007. The weighted average remaining contractual period as of June 30, 2009 was 4.8 years and 4.7 years for outstanding and exercisable options, respectively. The aggregate intrinsic value as of June 30, 2009 was $110 and $110 for outstanding and exercisable options, respectively.

Range of exercise price	Outstanding at June 30, 2009	Weighted average remaining contractual period in years	Weighted average exercise price	Exercisable at June 30, 2009	Weighted average exercise price
$13-19	6,000	0.50	15.38	6,000	15.38
$19-25	6,000	1.50	21.00	6,000	21.00
$25-31	198,750	5.17	27.95	173,750	27.94
$31-37	62,500	3.50	31.54	62,500	31.54
$37-43	118,750	4.50	38.90	118,750	38.90
$43-49	130,000	5.50	43.03	130,000	43.03

Total	522,000			497,000

Restricted stock units

The activity related to the restricted stock units is set forth below:

	Restricted stock units outstanding		Weighted average grant-date fair value of restricted stock outstanding
	Future service required	No future service required (2)	Future service required	No future service required (2)
Outstanding, beginning of year	244,220	56,365	24.53	29.54
Granted (1)	84,661	—	24.26	—
Forfeited	—	—	—	—
Vested	(114,319)	(44,418)	25.10	29.65

Outstanding, end of period	214,562	11,497	24.12	29.13

(1)	The weighted average grant-date fair value of restricted stock units granted for the six months ended June 30, 2009 was $24.26 per unit (December 31, 2008: $23.84).

(2)

Because the 2003 Stock Incentive Plan provides that restricted stock units vest upon an individual’s retirement from the Company at age 55 or older, restricted stock units granted under the 2003 Stock Incentive Plan to individuals who are 55 or older are deemed not to require future service.

Transfer restricted common shares

The following information summarizes the changes in transfer-restricted common shares for the six months ended June 30, 2009:

	Transfer-restricted common shares	Weighted average grant date fair value
Outstanding, beginning of year	18,428	27.72
Granted	4,610	29.90
Transfer restrictions removed	(7,429)	27.72

Outstanding, end of period	15,609	28.36

Effective March 1, 2009 the Company entered into a retirement and consulting agreement (“R&C Agreement”) with its former Chief Executive Officer Mr. James P. Bryce, which resulted in all of his unvested awards being accelerated to the date of his retirement. As a result, 7,429 transfer restricted common shares have had their transfer restrictions removed.

Performance share units

A summary of the status of the Company’s performance share units (“PSUs”) as of June 30, 2009 and changes during the six months then ended is presented in the table and narrative below:

	Six months ended June 30, 2009
	Number	Weighted average grant date fair value	Weighted average remaining contractual term
Outstanding, beginning of year	174,402	27.72	1.51
Granted	113,311	27.30	1.98
Vested	(71,418)	27.72	1.01
Forfeited	—	—	—

Outstanding, end of period	216,296	27.50	1.52

The PSUs awarded in relation to 2007 and 2008 contain both a market and performance based component. The market component was defined as the relative total shareholder return as compared to the BSX Bermuda Insurance Index. The performance component of the PSUs awarded in 2007 and 2008 relates to the annual return on equity on an operating basis based on opening common shareholders’ equity. At inception of the three year cycle for the PSU awards, the Company estimated the fair value of the market and the performance based components of the PSUs granted under the 2007 Incentive Plan together with a forfeiture rate and recorded the compensation expense in its consolidated statements of income over the course of the performance period. The fair value estimate in respect of the market based component was set and earns over the requisite attribution period and is not adjusted unless the total shareholder return as compared to the BSX Bermuda Insurance Index falls below the 35th percentile minimum. The estimate in respect of the performance component is reassessed at the end of each quarter as the Company’s financial results evolve and the Company reflects any adjustments in the consolidated statements of income in the period in which they are determined. The PSUs contain a lock-in provision at the end of each year within the three year cycle.

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

As a result of the R&C Agreement with its former Chief Executive Officer, 71,418 PSUs have vested and been exercised.

As of June 30, 2009, there was $7,918 of total unrecognized compensation cost related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.12 years.

4.	RECENT EVENTS

The Terminated Max Amalgamation

On March 1, 2009, the Company, its wholly owned subsidiary IPC Limited and Max Capital Group Ltd. (“Max”) entered into an Agreement and Plan of Amalgamation, dated as of March 1, 2009 (as amended, the “Max Amalgamation Agreement”), pursuant to which Max would have amalgamated with IPC Limited (the “Max Amalgamation”). The closing of the Max Amalgamation was subject to customary closing conditions, including certain approvals by the Company’s and Max’s shareholders. At the Company’s Annual General Meeting of shareholders held on June 12, 2009, the Company’s shareholders did not approve the proposals relating to the Max Amalgamation. Later that day, Max terminated the Max Amalgamation Agreement pursuant to the terms thereof.

The Validus Amalgamation

On July 9, 2009, the Company, Validus Holdings, Ltd. (“Validus”) and Validus Ltd., a direct, wholly owned subsidiary of Validus, entered into an Agreement and Plan of Amalgamation (the “Validus Amalgamation Agreement”), pursuant to which, subject to the terms and conditions therein, the Company will amalgamate with Validus Ltd. (the “Validus Amalgamation”).

The closing of the Validus Amalgamation is subject to customary closing conditions, including Validus and IPC shareholder approvals and the amendment of Validus’ credit facilities. After the effective time of the Validus Amalgamation, the Company’s shareholders will have the right to receive 0.9727 Validus voting common shares, par value $0.175 per share, $7.50 in cash, less any applicable withholding tax and without interest, and cash in lieu of fractional shares in exchange for each common share of the Company they hold, unless they exercise appraisal rights.

The boards of directors of both the Company and Validus have unanimously adopted the Validus Amalgamation Agreement, and have deemed it fair, advisable and in the best interests of their respective companies and shareholders to enter into the Validus Amalgamation Agreement and to consummate the transactions contemplated thereby. The Company intends to seek the approval of its shareholders to amend its bye-laws at a special general meeting of shareholders prior to the vote on adopting the Validus Amalgamation Agreement. If the bye-law amendment is approved by a majority of votes cast by the Company’s shareholders, the adoption of the Validus Amalgamation Agreement and approval of the Validus Amalgamation will require the affirmative vote of a majority of the votes cast (which will be sought at the same special general meeting at which the bye-law amendment is submitted for approval). If the bye-law amendment is not approved by the Company’s shareholders, the affirmative vote of at least three-fourths of the votes cast at the special general meeting of the Company’s shareholders will be required to adopt the Validus Amalgamation Agreement and approve the Validus Amalgamation.

The Validus Amalgamation Agreement contains specified termination rights for the parties, including the right of either party to terminate the Validus Amalgamation Agreement if the Validus Amalgamation has not been consummated on or prior to January 31, 2010. The Validus Amalgamation Agreement also provides that, if the Validus Amalgamation Agreement is terminated under certain circumstances, the Company will be required to pay Validus a termination fee of $16,000 or Validus will be required to pay the Company a termination fee of $16,000.

On the same day as the execution and delivery of the Validus Amalgamation Agreement, (1) the Company paid to Max $50,000 in respect of the termination fee under the Max Amalgamation Agreement, and (2) Validus paid to the Company $50,000 in respect of and in reliance upon such payment by the Company to Max. In certain circumstances more fully described in the Validus Amalgamation Agreement, the Company will be required to repay such amount to Validus in the event the Validus Amalgamation Agreement is terminated.

A copy of the Validus Amalgamation Agreement constitutes Exhibit 10.12 hereof and is incorporated herein by reference. The description herein of the Validus Amalgamation Agreement and the transactions contemplated thereby is not complete and is qualified in its entirety by reference to Validus Amalgamation Agreement.

The Validus Amalgamation Agreement has been included to provide investors and security holders with information regarding its terms. It is not intended to provide any other factual information about Validus, the Company or Validus Ltd. or any of their respective subsidiaries or affiliates. The representations, warranties and covenants contained in the Validus Amalgamation Agreement were made only for purposes of that agreement and as of specific dates; were solely for the benefit of the parties to the Validus Amalgamation Agreement; may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Validus Amalgamation Agreement instead of establishing these matters as facts (such disclosures include information that has been included in Validus’ and the Company’s public disclosures, as well as additional non-public information); and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors are not third-party beneficiaries under the Validus Amalgamation Agreement (except for the right to receive the transaction consideration from and after the consummation of the Validus Amalgamation) and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of Validus, the Company or Validus Ltd. or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the Validus Amalgamation Agreement, which subsequent information may or may not be fully reflected in IPC’s public disclosures.

In connection with the services of J.P. Morgan Securities Inc. (“JPMorgan”) as financial advisor to the Company’s board of directors in connection with the Company’s strategic process and the Validus Amalgamation, the Company agreed to pay JPMorgan an aggregate fee equal to 1% of the consideration in the transaction, including the amount of the Company’s outstanding indebtedness immediately prior to the closing of the transaction. Based on the closing price of Validus’ common shares on August 6, 2009, the fee would be approximately $17,605. As of August 6, 2009, $3,700 of the fee had been paid. The remaining portion of the fee is payable upon the closing of a significant business combination transaction, including the Validus Amalgamation.

In connection with the Validus Amalgamation, IPC filed a joint proxy statement/prospectus with the SEC on August 6, 2009. The Company expects the Validus Amalgamation to close in the third quarter of 2009, subject to the satisfaction or waiver of all closing conditions.

Other Recent Events

Effective June 30, 2009, James P. Bryce, formerly Chief Executive Officer, President and a director of the Company, commenced a long-contemplated retirement from the Company. Mr. Bryce has agreed to provide consulting services to the Company during the period from his retirement through December 31, 2009, unless the period is extended by mutual agreement, pursuant to a retirement and consulting agreement. Effective June 30, 2009, the Company’s Executive Vice President and Chief Financial Officer, John R. Weale, was appointed Interim President and Chief Executive Officer by the Company’s Board of Directors. Upon his appointment, Mr. Weale was also appointed to serve on the Company’s executive committee.

5.	LEGAL PROCEEDINGS

Prior to entering into the Validus Amalgamation Agreement, Validus had filed a claim in the Supreme Court of Bermuda against IPC, IPC Limited and Max (the “Bermuda Claim”) on April 28, 2009, challenging the validity of the termination fee under the Max Amalgamation Agreement and provisions in the Max Amalgamation Agreement that restricted the ability of IPC to discuss competing proposals with third parties.

Also prior to entering into the Validus Amalgamation Agreement, Validus had re-filed an application on June 29, 2009, initially filed on May 14, 2009, to the Supreme Court of Bermuda to convene a court-ordered meeting of the Company in order for the Company’s shareholders to approve a scheme of arrangement (the “Scheme of Arrangement”) under Part VII of The Companies Act 1981 of Bermuda, as amended. In order to implement the Scheme of Arrangement, the Company shareholders would have had to approve the Scheme of Arrangement at a court-ordered meeting of the Company, the Company would have had to separately approve the Scheme of Arrangement, the Company’s shareholders would have had to approve certain Validus proposals at a special general meeting of shareholders of the Company (including, if necessary, to provide for the Company’s separate approval of the Scheme of Arrangement) and the Scheme of Arrangement would have had to be sanctioned by the Supreme Court of Bermuda. On July 9, 2009, Validus announced that it would terminate its solicitation efforts in connection with its previously announced alternative steps to complete a non-consensual transaction with the Company, including the Scheme of Arrangement.

6.	INVESTMENTS

In accordance with our investment guidelines, our investments consist of high-grade marketable fixed maturity investments, including U.S. Government treasuries and mortgage-backed securities issued by U.S. Government sponsored entities, certain equity investments in mutual funds and an investment in a fund of hedge funds.

The cost or amortized cost, gross gains, gross losses and fair value of investments classified by category as of June 30, 2009 and December 31, 2008 are as follows:

June 30, 2009	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturity investments
U.S. Government treasuries	$13,883	$54	$(4)	$13,933
U.S. Government agencies	153,059	6,703	(498)	159,264
Non-U.S. Governments and agencies	108,558	3,040	(108)	111,490
Banking and financial	734,811	16,022	(17,856)	732,977
Other corporate	339,194	10,463	(1,128)	348,529
Supranational entities	221,569	12,050	(162)	233,457
Mortgage backed securities	103,191	3,643	(23)	106,811

	$1,674,265	$51,975	$(19,779)	$1,706,461

Equity investments
AIG Global Equity Fund	$90,273	$9,385	$—	$99,658
AIG American Equity Fund	71,624	—	(5,857)	65,767
AIG US Large Cap Fund	41,500	2,091	—	43,591

Investments in mutual funds	203,397	11,476	(5,857)	209,016
AIG Select Hedge Fund	132,417	—	(21,446)	110,971
Other equity investments	11,194	—	(1,195)	9,999

	$347,008	$11,476	(28,498)	329,986

Total investments	$2,021,273	$63,451	$(48,277)	$2,036,447

December 31, 2008	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturity investments
U.S. Government treasuries	$16,925	$728	$—	$17,653
U.S. Government agencies	166,054	13,051	—	179,105
Non-U.S. Governments and agencies	60,011	2,720	—	62,731
Banking and financial	845,434	15,628	(35,445)	825,617
Other corporate	367,267	9,596	(8,170)	368,693
Supranational entities	223,900	13,085	(182)	236,803
Mortgage backed securities	98,345	4,073	—	102,418

	$1,777,936	$58,881	$(43,797)	$1,793,020

Equity investments
AIG Global Equity Fund	$90,273	$1,409	$—	$91,682
AIG American Equity Fund	71,624	—	(8,997)	62,627
AIG US Large Cap Fund	41,500	793	—	42,293

Investments in mutual funds	203,397	2,202	(8,997)	196,602
AIG Select Hedge Fund	191,374	—	(31,665)	159,709
Other equity investments	10,937	—	(2,101)	8,836

	$405,708	$2,202	$(42,763)	$365,147

Total investments	$2,183,644	$61,083	$(86,560)	$2,158,167

Net investment income

Net investment income is made up as follows:

	Quarter ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Interest on fixed maturity investments	$21,648	$23,027	$44,229	$45,590
Interest on cash and cash equivalents	228	675	379	2,026
Net amortization of (premiums) discounts on investments	(280)	(115)	(574)	155

	21,596	23,587	44,034	47,771
Dividend income from equity investments	—	3	—	12
Refund of equity funds fees	471	543	658	1,232
Less: investment expenses	(788)	(738)	(1,547)	(1,746)

Net investment income	$21,279	$23,395	$43,145	47,269

Proceeds from sales of securities

In the quarter ended June 30, 2009, proceeds from sales of securities were $582,504, compared to $342,887 for the corresponding period of 2008. In the six months ended June 30, 2009, proceeds from sales of securities were $1,058,587, compared to $750,486 for the corresponding period of 2008. Components of net realized gains and losses on sales of securities and the change in net appreciation and depreciation on investments are summarized in the following table:

	Quarter ended June 30, 2009	Six months ended June 30, 2009
Fixed maturity investments
Gross realized gains on sales	$13,437	$24,536
Gross realized losses on sales	(8,357)	(14,418)
Net unrealized gains (losses)	37,480	17,112
Equity investments
Gross realized gains on sales	—	—
Gross realized losses on sales	—	(8,957)
Net unrealized gains (losses)	34,825	23,540

Net gains (losses) on investments	$77,385	$41,813

7.	NEW ACCOUNTING PRONOUNCEMENTS:

In June 2008, the FASB issued FASB Staff Position (“FSP”) No EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB SFAS 128, Earnings per Share. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of FSP EITF 03-6-1 has not materially affected the Company’s financial statements for the six months ended June 30, 2009.

In April 2009, the FASB issued FSP SFAS 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. FSP SFAS 141(R)-1 amends and clarifies FASB SFAS 141 (revised 2007), “Business Combinations”, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP SFAS 141(R)-1 has not affected the Company’s financial statements for the six months ended June 30, 2009.

In April 2009, the FASB issued FSP SFAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP SFAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ended after June 15, 2009, and is applied prospectively. The adoption of FSP SFAS 157-4 has not materially affected the Company’s financial statements for the six months ended June 30, 2009.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The adoption of FSP SFAS 107-1 and APB 28-1 has led to increased disclosures on our June 30, 2009 interim financial statements.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2 “Recognition and Presentation of Other-Than-Temporary-Impairments”. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company expects that the adoption of FSP SFAS 115-2 and SFAS 124-2 will not affect its financial statements because the investments have been classified as trading since the adoption of SFAS 159.

In May 2009, the FASB issued SFAS 165 “Subsequent events”. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this standard sets forth: a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This standard is effective for interim and annual reporting periods ending after June 15, 2009. The Company is a public entity, and therefore subsequent events were evaluated through to the date that the financial statements were issued. See “The Validus Amalgamation” in Note 4 above and in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

In June 2009, the FASB issued SFAS 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”. The FASB undertook this project to address (1) practices that have developed since the issuance of SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company expects that the adoption of SFAS 166 will not have a material impact on its December 31, 2010 financial statements and subsequent financial statements.

In June 2009, the FASB issued SFAS 167 “Amendments to FASB Interpretation No. 46(R)”. The FASB undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company expects that the adoption of SFAS 167 will not have a material impact on its December 31, 2010 financial statements and subsequent financial statements.

In June 2009, the FASB issued SFAS 168 “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification TM (“Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 will lead to revised references to U.S. GAAP in the Company’s accounting policies and interim financial statements subsequent to September 15, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of operations and financial position of IPC Holdings, Ltd. References to the “Company” mean IPC Holdings and references to “we”, “us”, “our” or “IPC” mean IPC Holdings together with its direct and indirect wholly-owned subsidiaries, IPCRe Limited (“IPCRe”), IPC Limited, IPCRe Europe Limited (“IPCRe Europe”) and IPCRe Underwriting Services Limited (“IPCUSL”). This discussion should be read in conjunction with our Consolidated Financial Statements and related notes for the quarter ended June 30, 2009.

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

Premiums

Premiums are recorded as written at the beginning of each policy, based upon information received from ceding companies and their brokers, and are earned on a pro rata basis over the policy period. For excess of loss contracts, the amount of deposit premium is contractually documented at inception, and management uses this as its best estimate for accounting for these premiums. Premiums may be adjusted upwards or downwards as a result of changes between the cedant’s actual exposure base and the original estimates thereof, although most contracts do provide for a minimum premium in the contract terms. We refer to such changes in premiums as adjustment premiums. For proportional treaties, the amount of premium is normally estimated by management at inception based on information from the ceding company. We account for such premium using initial estimates, which are reviewed regularly for reasonableness by management with respect to the actual premium reported by the ceding company. At June 30, 2009 the amount of premium accrued resulting from management’s estimates for proportional treaties was approximately 10.3% of total gross premiums written for the six months then ended. Reinstatement premiums are recognized and accrued at the time we incur a loss and where coverage of the original contract is reinstated under pre-defined contract terms and are earned pro rata over the reinstated coverage period. Such accruals are based upon actual contractual terms (including the associated rates on line – i.e. price) applied to the amount of loss reserves expected to be paid, and the only element of management judgement involved is with respect to the amount of loss reserves as described below. The asset accrued at June 30, 2009 for estimated reinstatement premiums on Reported But Not Enough losses (“RBNE”) and Incurred But Not Reported (“IBNR”) loss reserves was $14.6 million.

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

To illustrate the potential variability of estimates for individual catastrophe losses, the following table outlines the percent changes from IPC’s first reported estimates for certain specific catastrophes, over specified time horizons:

	Percentage increase of development from initial report
	After 6 months	After 1 year	After 2 years	After 3 years	Latest / Final %	Total Development – initial report to latest $(000)
Cyclones Lothar/Martin	61%	66%	71%	73%	69%	24,100
Cat # 48 (WTC)	6%	7%	9%	9%	4%	4,500
2004 Florida hurricanes	113%	137%	145%	144%	145%	118,250
Hurricane Katrina	1.5%	1.6%	-0.4%	-2.0%	-2.0%	(16,000)
UK floods (June 2007)	-38%	-43%	-52%		-52%	(32,400)

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

At June 30, 2009 management’s estimates for IBNR/RBNE represented 45% of total loss reserves. The majority of the estimate relates to reserves from winter storm Klaus that affected southern France in January 2009, reserves from the bushfires in south eastern Australia in January 2009, reserves for claims from hurricane Ike that affected various parts of Gulf coast states in September 2008 and reserves for claims from hurricane Katrina and Wilma that affected various parts of Gulf coast states in 2005. Given the magnitude and recent occurrence of hurricane Ike, delays in receiving claims data, the contingent nature of business interruption and other exposures, and other uncertainties inherent in loss estimation, meaningful imprecision remains regarding the estimated losses from this event. Our initial assessment of losses is based on a combination of our analysis and review of our share of estimated total industry loss, in-force contracts, the output of catastrophe modeling and a limited number of loss advices from clients. As discussed above, our reserve estimates are not mathematically or formulaically derived from factors such as numbers of claims or demand surge impact. If our estimate of IBNR/RBNE loss reserves at June 30, 2009 was inaccurate by a factor of 10%, our results of operations would be impacted by a positive or negative movement of $14.5 million. If our total reserve for losses at June 30, 2009 was inaccurate by a factor of 10%, our incurred losses would be impacted by $32.0 million, which represents 1.6% of shareholders’ equity at June 30, 2009. In accordance with IPCRe’s registration under the Bermuda Insurance Act 1978 and Related Regulations (the “Insurance Act”), our loss reserves are certified annually by an independent loss reserve specialist.

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

It is ultimately management’s responsibility to determine whether the values received and recorded in the financial statements are representative of appropriate fair value measurements. In respect of our fixed maturity investments, we periodically assess valuation relative to current financial market conditions. We also consider any valuation disparities between the custodian and investment managers and supplement this with our own independent verification to external pricing sources. In addition to this the Company’s custodian, on behalf of the Company, performs validation checks on the prices used to ensure no missing or stale pricing and to ensure that the price derived from the pricing source compares reasonably with its peer pricing services. Any material differences are investigated and resolved. As of June 30, 2009 100% of our fixed maturity investments were valued using pricing services. There have been no adjustments to the prices obtained from the pricing services. Our valuation procedures also consider the credit quality composition of the portfolio and any significant migrations in the credit quality of our holdings from period to period.

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

It may be possible that the use of different pricing methodologies and assumptions may have a material effect on the estimated fair value amounts. During periods of market disruption including periods of significantly rising or falling interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of the Company’s fixed maturity investments if trading becomes infrequent, or market data becomes less available or there is a decrease in observable inputs. In such cases, more fixed maturity investment valuations would require the use of management judgement. As such, valuations may include inputs and assumptions that are unobservable or require greater estimation as well as valuation methods which are more sophisticated or require greater estimation thereby resulting in values which may be less than the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within the Company’s consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on the Company’s results of operations and financial condition. During the six month period ended June 30, 2009, there were no significant changes in valuation techniques. As at June 30, 2009, we did not have any significant fixed maturity investments that were not rated and all of our fixed maturity investments were classified as Level 1 or Level 2.

The following table shows how our investments are categorised under SFAS 157 at June 30, 2009:

Description	Fair Value Measurement June 30, 2009	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. Government treasuries	$13,933	$13,933	$—	$—
U.S. Government agencies	159,264	—	159,264	—
Non-U.S. Governments and agencies	111,490	—	111,490	—
Banking and financial	732,977	—	732,977	—
Other corporate	348,529	—	348,529	—
Supranational entities	233,457	—	233,457	—
Mortgage-backed securities	106,811	—	106,811	—

Total fixed maturity investments	$1,706,461	$13,933	$1,692,528	$—

Equity investments
AIG Global Equity Fund	$99,658	$—	$99,658	$—
AIG American Equity Fund	65,767	—	65,767	—
AIG US Large Cap Fund	43,591	—	43,591	—

Investments in mutual funds	209,016	—	209,016	—
Other equity investments	9,999	—	9,999	—
AIG Select Hedge Fund	110,971	—	—	110,971

Total equity investments	$329,986	$—	$219,015	$110,971

Total investments	$2,036,447	$13,933	$1,911,543	$110,971

Included within the category fixed maturity investments are bonds issued by the U.S. Treasury. We believe that the market for U.S. Government Treasury securities is an actively traded market given the high level of trading volume and the auction process and therefore we are classifying them as Level 1. For our remaining fixed maturity investments, which trade in less active markets, but continue to be valued using observable inputs, we are classifying them as Level 2. Also included within the category fixed maturity investments is our mortgage-backed securities portfolio. As part of the mortgage-backed securities portfolio, our investment guidelines permit participating in to-be-announced securities (“TBAs”). During the six months ended June 30, 2009 we participated in TBAs. Mortgage-backed securities are typically traded on a to-be-announced basis. By acquiring a TBA, the Company makes a commitment to purchase a future issuance of mortgage-backed securities. Also as part of the mortgage-backed securities portfolio, the investment guidelines allow the Company to enter into long and short TBA positions, which are deliverable within a month. As at June 30, 2009, the Company had no TBA positions.

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

The following table presents the fair market value of the Company’s Level 3 financial assets (and liabilities) as at June 30, 2009:

Fair value measurements using significant unobservable inputs (Level 3)

Beginning balance as at January 1, 2009	$159,709
Transfers in (out) of Level 3	$—
Total realized and unrealized (losses) gains included in earnings	$1,262
Subscriptions, redemptions, issuances and settlements	$(50,000)

Ending balance at June 30, 2009	$110,971

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2009	$10,219

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

In response to current market conditions, Select Hedge has introduced “side pockets”, which are sub-funds within Select Hedge that have restricted liquidity which may potentially extend over a much longer period than the typical liquidity of Select Hedge. Should the Company seek to liquidate its investment in Select Hedge, the Company would not be able to fully liquidate its investment without some delay, which may be considerable. In such cases, until the Company is permitted to fully liquidate its interest in Select Hedge, the value of its investment could fluctuate based on adjustments to the fair value of the investments contained within the side pocket as determined by Select Hedge. Since December 31, 2008, the Company has held a sub-class of Select Hedge shares in addition to the class of shares it previously held. The sub-class shares are not currently redeemable, but as liquidity returns to the side-pockets and the sub-funds are redeemed as cash, the investment manager can make the election to return the sub-class shares to the fully paid shares of the Fund. The Company expects that the sub-class shares will continue to be valued monthly at their fair value, which reflects the illiquidity of the underlying positions. The Company will be required to hold its sub-class shares until securities held in the side pockets are liquidated. Management has not made any adjustments to the NAV reported by Select Hedge in estimating fair value. Due to the illiquid nature of the investments in the side pockets, there is significant judgement involved in estimating this fair value. As at June 30, 2009, approximately 30.63% of Select Hedge’s net assets were invested in side pockets, which totaled approximately $34 million.

RESULTS OF OPERATIONS, QUARTERS ENDED JUNE 30, 2009 AND 2008

Our net income for the quarter ended June 30, 2009 was $173.9 million, compared to $47.5 million for the quarter ended June 30, 2008. The primary reason for the increase in net income is the increase in net earned premiums, together with the turnaround experienced with respect to the value of investments, partly offset by the expenses relating to the Company’s amalgamation activities (“M&A activities”). Details of these, as well as other variances, are discussed below.

In the quarter ended June 30, 2009, we wrote gross premiums of $127.5 million, compared to $105.2 million in the second quarter of 2008. We wrote premiums in respect of new business totaling $7.1 million. Premiums from existing business were $23.8 million more in the second quarter of 2009 in comparison to the second quarter of 2008, mostly due to increases in pricing, where contracts saw price increases which were on average between 5% and 15%. Business that was not renewed because of unsatisfactory terms and conditions, or because the cedant did not purchase the protection, totaled $9.4 million. Excess of loss premium adjustments, which are adjustments generally arising from differences between cedants’ actual exposure base and the original estimates thereof, were $0.1 million more in the second quarter of 2009 in comparison to the second quarter of 2008. There was a $0.7 million increase in reinstatement premiums in the second quarter of 2009 compared to the second quarter of 2008.

In the second quarter of 2009, we ceded $3.5 million of premiums to our retrocessional facilities, compared with $2.8 million for the quarter ended June 30, 2008. The actual contracts ceded are at IPC’s underwriters’ judgement in optimizing the risk profile of the portfolio, which can cause premiums ceded to vary as a proportion of our gross writings, from quarter to quarter.

Net premiums earned in the quarter ended June 30, 2009 were $96.2 million, compared to $84.9 million in the second quarter of 2008. This increase is mainly due to the increase in premiums written in the last twelve months, which were 27.9% higher in 2009.

We earned net investment income of $21.3 million in the quarter ended June 30, 2009, compared to $23.4 million in the second quarter of 2008. This $2.1 million decrease is mainly attributed to a decrease in average invested assets, as well as a decrease in the overall yield from the fixed income portfolio.

We recorded a net gain of $77.4 million from investments in the quarter ended June 30, 2009, compared to a net loss of $(50.9) million in the second quarter of 2008. This increase is mainly attributed to the second quarter 2009 recovery in the investment markets. Net changes in fair value of investments comprised increases of $37.5 million, $32.3 million and $2.5 million from our fixed maturity investments, our equity investments in mutual funds and a fund of hedge funds, respectively, due to the improved market conditions. During the second quarter of 2009, realised gains comprised $5.1 million from our fixed maturity investment portfolio, having sold approximately $108.6 million from our fixed maturity investments, the proceeds of which were retained in cash.

In the quarter ended June 30, 2009, we incurred net losses and loss adjustment expenses of $(8.4) million, compared to $(6.4) million in the second quarter of 2008. Losses in the second quarter of 2009 included $9.1 million from the Air France Airbus crash in June and $2.0 million from an earthquake in Italy in April, offset by reductions to our estimates of ultimate losses for several prior period events, totaling $19.5 million. Losses in the second quarter of 2008 included $13.8 million from events in 2008, including the flooding in Iowa in June, tornadoes that affected the mid-West United States in May and minor increases to events that occurred in the first quarter of 2008. This was more than offset by reductions to our estimates of net ultimate losses for a number of prior year events, predominantly 2007, totaling $20.7 million. The reductions to our estimates of ultimate net losses for these events followed the continuing flow of information from our clients and brokers in the affected areas, together with our own internal review and analysis.

Our net acquisition costs, which consist primarily of commissions and fees paid to intermediaries for the production of business, were $9.9 million for the quarter ended June 30, 2009, compared to $8.4 million in the second quarter of 2008. These costs have increased as a result of the increase in earned premiums in 2009. General and administrative expenses were $21.2 million in the quarter ended June 30, 2009, compared to $6.6 million in the second quarter of 2008. This increase is mainly due to the costs associated with the Company’s M&A activities, designed to enhance shareholder value, which ultimately resulted in the proposed amalgamation with Validus, as well as costs associated with the acceleration of compensation awards in connection with the retirement of our former Chief Executive Officer on June 30, 2009.

RESULTS OF OPERATIONS, SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Our net income for the six months ended June 30, 2009 was $182.1 million, compared to $134.3 million for the corresponding period of 2008. The primary reasons for the increase in net income are the increase in earned premiums and the turnaround experienced in respect of the value of investments, partly offset by the increase in incurred net losses as well as expenses relating to the Company’s M&A activities. Details of these, as well as other variances, are discussed below.

For the six months ended June 30, 2009, we wrote gross premiums of $362.2 million, compared to $303.0 million for the corresponding period of 2008. We wrote premiums in respect of new business, totaling $26.7 million. As a result of our aim to increase the diversification of our lines of business, our new business includes treaties written on a proportional basis, including energy and crop treaties. Premiums from existing business were $53.5 million more in the first six months of 2009 in comparison to the corresponding period of 2008, mostly due to increases in pricing, where contracts saw price increases which were on average between 5% and 15%. Business that was not renewed in the six months ended June 30, 2009 because of unsatisfactory terms and conditions, or because the cedant did not purchase the protection, totaled $24.2 million. Excess of loss premium adjustments, which are adjustments generally arising from differences between cedants’ actual exposure base and the original estimates thereof, were $1.6 million more in the first six months of 2009 in comparison with the first six months of 2008. There was a $1.4 million increase in reinstatement premiums in the first six months of 2009 compared to the corresponding period of 2008.

In the six months ended June 30, 2009, we ceded $6.6 million to our retrocessional facilities, compared to $4.8 million ceded in the first six months of 2008. The actual contracts ceded are at IPC’s underwriters’ judgement in optimizing the risk profile of the portfolio, which can cause premiums ceded to vary as a proportion of our gross writings, from quarter to quarter.

Net premiums earned in the six months ended June 30, 2009 were $194.9 million, compared to $174.6 million in the first six months of 2008, an increase of 11.6%, which was mostly due to an increase of written premiums as explained above.

Net investment income was $43.1 million in the six months ended June 30, 2009, compared to $47.3 million in the corresponding period in 2008, mainly attributed to a decrease in average invested assets, as well as a decrease in the overall yield from the fixed income portfolio.

For the six months ended June 30, 2009 we recorded a net gain of $41.8 million from investments, compared to a net loss of $56.9 million in the first six months of 2008. The net gain in the first six months of 2009 comprised $27.2 million from fixed maturity investments and $14.6 million from our equity investments in mutual funds and a fund of hedge funds. The net loss in the first six months of 2008 comprised $14.4 million from fixed maturity investments and $42.5 million from equities.

In the six months ended June 30, 2009, our incurred net losses and loss adjustment expenses were $30.7 million, compared to $(1.1) million in the first six months of 2008. Net incurred losses in the first six months of 2009 included $15.0 million from winter storm Klaus that affected southern France, $10.0 million from the bushfires in south eastern Australia, $9.1 million from the Air France Airbus crash and $2.0 million from an earthquake in Italy. These losses were offset by reductions to our estimates of ultimate losses for prior year events, predominantly in 2008, totaling $5.5 million. Net incurred losses in the first six months of 2008 included $28.3 million from events in 2008, primarily the Alon Refinery explosion in Texas, a storm that affected Queensland, Australia, windstorm Emma that affected parts of Europe and the flooding that impacted Iowa in June 2008. These losses were more than offset by reductions to our estimates of ultimate losses for prior year events, predominantly in 2007, totaling $30.4 million.

In the six months ended June 30, 2009, our net acquisition costs were $19.7 million, compared to $17.1 million for the corresponding period of 2008. These costs have increased as a result of the increase in earned premiums in 2009. In the first six months of 2009, our general and administrative expenses were $45.5 million, compared to $13.7 million in the corresponding period of 2008. This increase is mainly due to the costs associated with the Company’s M&A activities, designed to enhance shareholder value, which ultimately resulted in the proposed amalgamation with Validus, as well as costs associated with the acceleration of compensation awards in connection with the retirement of our former Chief Executive Officer on June 30, 2009.

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

Under the Insurance Act, IPCRe is required to maintain a solvency margin and a minimum liquidity ratio, and is prohibited from declaring or paying dividends if to do so would cause IPCRe to fail to meet its solvency margin and its minimum liquidity ratio. Under the Insurance Act, IPCRe is prohibited from paying dividends of more than 25% of its total statutory capital and surplus at the end of the previous fiscal year unless it files an affidavit signed by at least two directors and IPCRe’s principal representative stating that the declaration of such dividends has not caused IPCRe to fail to meet its solvency margin and minimum liquidity ratio. The Insurance Act also prohibits IPCRe from declaring or paying any dividend without the approval of the Supervisor of Insurance of Bermuda if IPCRe failed to meet its solvency margin and minimum liquidity ratio on the last day of the previous fiscal year. In addition, IPCRe is prohibited under the Insurance Act from reducing its opening total statutory capital by more than 15% without the approval of the Bermuda Monetary Authority. The maximum dividend payable by IPCRe in accordance with the foregoing restrictions as of June 30, 2009 was approximately $392.3 million.

As a result of the Company entering into the Validus Amalgamation Agreement, the Company is restricted from declaring and paying dividends except for certain ordinary course quarterly dividends on its common shares and a one-time dividend in an aggregate amount not to exceed any actual reduction in the $50.0 million termination fee under the Max Amalgamation Agreement, occurring prior to the closing of the Validus Amalgamation.

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

Net cash inflows from operating activities in the six months ended June 30, 2009 were $131.6 million compared to $122.6 million in the corresponding period of 2008. Net cash inflows from investing activities in the six months ended June 30, 2009 were $163.0 million compared to $80.4 million in the corresponding period of 2008. During the second quarter of 2009, realised gains comprised $5.1 million from our fixed maturity investment portfolio, having sold approximately $108.6 million from our fixed maturity investments, the proceeds of which were retained in cash. Net cash outflows from financing activities in the six months ended June 30, 2009 were $99.5 million compared to $95.4 million in the corresponding period of 2008, as a result of the repayment of the bank loan of $75.0 million in March 2009 together with the payment of dividends of $24.5 million, compared to the Company’s repurchase of $212.8 million of its common shares in the first six months of 2008 together with the payment of dividends of $32.6 million, which were partially financed by a drawdown on the Company’s credit agreement of $150 million. Cash and cash equivalents increased by $195.0 million in the six months ended June 30, 2009, resulting in a balance of $272.0 million at June 30, 2009.

Our investment guidelines stipulate that a majority of the fixed maturity investments be AAA and AA rated, although a select number of lesser rated issues are permitted. The primary rating source is Moody’s Investors Service Inc. (“Moody’s”). When no Moody’s rating is available, S & P ratings are used and where split-ratings exist, the higher of Moody’s and S & P is used. The following table summarizes the composition of the fair value of all cash and fixed maturity investments by rating:

	June 30, 2009	December 31, 2008
Cash and cash equivalents	13.8%	4.1%
U.S. Government treasuries	0.7%	0.9%
U.S. Government agencies	8.0%	9.6%
AAA	39.0%	43.9%
AA	22.5%	22.2%
A	14.7%	18.8%
BBB	0.9%	0.4%
Other	0.4%	0.1%

	100.0%	100.0%

At June 30, 2009 the average modified duration of IPC’s fixed maturity portfolio was 2.9 years, compared to 3.1 years at December 31, 2008. We believe that because of the relatively short duration and high quality of IPC’s investment portfolio, we have sufficient liquidity to meet IPC’s ongoing commitments.

The following table summarizes the fair value by maturities of our fixed maturity investment portfolio as of June 30, 2009 and December 31, 2008. For this purpose, maturities reflect contractual rights to put or call the securities; actual maturities may be longer.

	Fair value 30-Jun-09	Cost or amortized cost 30-Jun-09	Fair value 31-Dec-08	Cost or amortized cost 31-Dec-08
Due in one year or less	$95,012	$92,832	$100,941	$100,163
Due after one year through five years	1,157,834	1,138,759	1,246,091	1,242,300
Due after five years through ten years	332,455	325,276	343,570	337,128
Due after ten years	14,349	14,207	—	—
Mortgage-backed securities	106,811	103,191	102,418	98,345

	$1,706,461	$1,674,265	$1,793,020	$1,777,936

Ratings are an important factor in establishing the competitive position of reinsurance companies. As at June 30, 2009, IPCRe and IPCRe Europe had an insurer financial strength rating of “A (Excellent; 3rd of 15 categories)” with a “Negative” outlook from A.M. Best and were rated “A- (Strong; 7th of 18 categories)” with a “Stable” outlook for financial strength and counter-party credit by Standard & Poor’s Ratings Services (“S&P”). A.M. Best and S&P ratings reflect their opinions of a reinsurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders, but are not evaluations directed to investors in our securities and are not recommendations to buy, sell or hold our securities. Our ratings are subject to periodic review by A.M. Best and S&P, and we cannot assure you that we will be able to retain those ratings. Prior to October 2005, both A.M. Best and S&P had given IPCRe and IPCRe Europe insurer financial strength ratings of A+. In November 2005, both rating agencies lowered the ratings to their current levels as a result of the impact on our net income and shareholders’ equity resulting from the devastation brought by hurricanes Katrina and Rita, and S&P ascribed a “Negative” outlook. In April 2007, S&P further lowered our rating predominantly as a result of a reassessment of our mono-line business model even though that model has remained relatively unchanged since our inception. S&P then improved the outlook to “Stable”, while A.M. Best affirmed our A rating, but lowered the outlook to “Negative”. In December 2008, A.M. Best affirmed our A rating, and maintained the outlook as “Negative”. Upon the announcement of the proposed amalgamation with Max Capital, A.M. Best placed its “A” financial strength rating for IPCRe under review with negative implications on March 3, 2009. S&P placed its “A-minus” financial strength rating for IPCRe under review with negative implications on June 16, 2009. Explaining the “under review” status of IPCRe, S&P said that there were concerns about management and operational uncertainties, particularly as the peak of hurricane season approaches. On July 10, 2009 A.M. Best downgraded the financial strength rating to A- and maintained the “under review” status with negative implications. A.M. Best stated that the “under review” status is a result of the Company entering the Validus Amalgamation Agreement and that the rating will be kept “under review” until the transaction closes and there is a clearer indication of the future status of IPC’s organizational structure. If our current ratings are reduced further by A.M. Best and/or S&P, our competitive position in the reinsurance industry could suffer and it may be more difficult for us to market our products. A downgrade to a rating below A- by A.M. Best or S&P would trigger provisions allowing some cedants to opt to cancel their reinsurance contracts with us and cedants that do not have this termination right may not be willing to engage in new business with us. These events would be expected to result in a significant loss of business as ceding companies move to reinsurers with higher ratings.

IPCRe is not a licensed insurer in the United States of America and therefore, under the terms of most of its contracts with U.S.-based companies, must provide security to reinsureds to cover loss reserves in a form acceptable to state insurance commissioners. Typically, this type of security takes the form of a letter of credit issued by an acceptable bank, the establishment of a trust, or a cash advance. Currently IPCRe obtains letters of credit through the $250 million senior secured syndicated credit facility available for letters of credit and a $350 million letters of credit bilateral master agreement. In July 2009, certain terms of the senior credit facilities were amended including suspending our ability to increase existing letters of credit or to issue new letters of credit. With respect of the senior secured facility, IPCRe provides the banks security by depositing cash in the amount of 103% of the aggregate letters of credit outstanding. Effective June 30, 2009 and December 31, 2008, there were outstanding letters of credit of $134.4 million and $166.3 million, respectively, of which $42.8 million and $65.9 million were issued from the secured facility. If we were unable to obtain the necessary credit, IPCRe could be limited in its ability to write business for our clients in the United States. The total amount of security required by the banks under the facilities at June 30, 2009 and December 31, 2008 was $157.3 million and $194.2 million, respectively.

There is a potential contractual obligation to JPMorgan of approximately $13.9 million due within less than one year from June 30, 2009, payable upon the closing of a significant business combination transaction. In addition, pursuant to the Validus Amalgamation Agreement, the Company may be required to pay Validus a termination fee equal to $16.0 million and to repay Validus an amount equal to $50.0 million in certain circumstances. We are continuing to incur significant expenses in connection with legal and financial advisory services relating to the Validus Amalgamation, which will be recognized in the period in which the expenses are incurred.

We believe that our operating cash flow and the high quality of our investment portfolio provides sufficient liquidity to meet our cash demands.

None of the Company, IPCRe or IPCUSL has any material commitments for capital expenditures.

OFF-BALANCE SHEET ARRANGEMENTS

Neither the Company nor any of its subsidiaries has any forms of off-balance sheet arrangements, or cash obligations and commitments, as defined by Item 303(a)(4) of Regulation S-K.

RECENT EVENTS

The Terminated Max Amalgamation

On March 1, 2009, the Company, its wholly owned subsidiary IPC Limited and Max entered into the Max Amalgamation Agreement, pursuant to which Max would have amalgamated with IPC Limited. The closing of the Max Amalgamation was subject to customary closing conditions, including certain approvals by the Company’s and Max’s shareholders. At the Company’s Annual General Meeting of shareholders held on June 12, 2009, the Company’s shareholders did not approve the proposals relating to the Max Amalgamation. Later that day, Max terminated the Max Amalgamation Agreement pursuant to the terms thereof.

The Validus Amalgamation

On July 9, 2009, the Company, Validus and Validus Ltd., a direct, wholly owned subsidiary of Validus, entered into the Validus Amalgamation Agreement, pursuant to which, subject to the terms and conditions therein, the Company will amalgamate with Validus Ltd.

The closing of the Validus Amalgamation is subject to customary closing conditions, including Validus and IPC shareholder approvals and the amendment of Validus’ credit facilities. After the effective time of the Validus Amalgamation, the Company’s shareholders will have the right to receive 0.9727 Validus voting common shares, par value $0.175 per share, $7.50 in cash, less any applicable withholding tax and without interest, and cash in lieu of fractional shares in exchange for each common share of the Company they hold, unless they exercise appraisal rights.

The boards of directors of both the Company and Validus have unanimously adopted the Validus Amalgamation Agreement, and have deemed it fair, advisable and in the best interests of their respective companies and shareholders to enter into the Validus Amalgamation Agreement and to consummate the transactions contemplated thereby. The Company intends to seek the approval of its shareholders to amend its bye-laws at a special general meeting of shareholders prior to the vote on adopting the Validus Amalgamation Agreement. If the bye-law amendment is approved by a majority of votes cast by the Company’s shareholders, the adoption of the Validus Amalgamation Agreement and approval of the Validus Amalgamation will require the affirmative vote of a majority of the votes cast (which will be sought at the same special general meeting at which the bye-law amendment is submitted for approval). If the bye-law amendment is not approved by the Company’s shareholders, the affirmative vote of at least three-fourths of the votes cast at the special general meeting of the Company’s shareholders will be required to adopt the Validus Amalgamation Agreement and approve the Validus Amalgamation.

The Validus Amalgamation Agreement contains specified termination rights for the parties, including the right of either party to terminate the Validus Amalgamation Agreement if the Validus Amalgamation has not been consummated on or prior to January 31, 2010. The Validus Amalgamation Agreement also provides that, if the Validus Amalgamation Agreement is terminated under certain circumstances, the Company will be required to pay Validus a termination fee of $16.0 million or Validus will be required to pay the Company a termination fee of $16.0 million.

On the same day as the execution and delivery of the Validus Amalgamation Agreement, (1) the Company paid to Max $50.0 million in respect of the termination fee under the Max Amalgamation Agreement, and (2) Validus paid to the Company $50.0 million in respect of and in reliance upon such payment by the Company to Max. In certain circumstances more fully described in the Validus Amalgamation Agreement, the Company will be required to repay such amount to Validus in the event the Validus Amalgamation Agreement is terminated.

A copy of the Validus Amalgamation Agreement constitutes Exhibit 10.12 hereof and is incorporated herein by reference. The description herein of the Validus Amalgamation Agreement and the transactions contemplated thereby is not complete and is qualified in its entirety by reference to Validus Amalgamation Agreement.

The Validus Amalgamation Agreement has been included to provide investors and security holders with information regarding its terms. It is not intended to provide any other factual information about Validus, the Company or Validus Ltd. or any of their respective subsidiaries or affiliates. The representations, warranties and covenants contained in the Validus Amalgamation Agreement were made only for purposes of that agreement and as of specific dates; were solely for the benefit of the parties to the Validus Amalgamation Agreement; may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Validus Amalgamation Agreement instead of establishing these matters as facts (such disclosures include information that has been included in Validus’ and the Company’s public disclosures, as well as additional non-public information); and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors are not third party beneficiaries under the Validus Amalgamation Agreement (except for the right to receive the transaction consideration from and after the consummation of the Validus Amalgamation) and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of Validus, the Company or Validus Ltd. or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the Validus Amalgamation Agreement, which subsequent information may or may not be fully reflected in IPC’s public disclosures.

In connection with the services of JPMorgan as financial advisor to the Company’s board of directors in connection with the Company’s M&A activities, the Company agreed to pay JPMorgan an aggregate fee equal to 1% of the consideration in the transaction, including the amount of IPC’s outstanding indebtedness immediately prior to the closing of the transaction. Based on the closing price of Validus’ common shares on August 6, 2009, the fee would be approximately $17.6 million. As of August 6, 2009, $3.7 million of the fee had been paid. The remaining portion of the fee is payable upon the closing of a significant business combination transaction, including the Validus Amalgamation.

In connection with the Validus Amalgamation, IPC filed a joint proxy statement/prospectus with the SEC on August 6, 2009. The Company expects the Validus Amalgamation to close in the third quarter of 2009, subject to the satisfaction or waiver of all closing conditions.

Other Recent Events

Effective June 30, 2009, James P. Bryce, formerly Chief Executive Officer, President and a director of the Company, commenced a long-contemplated retirement from the Company. Mr. Bryce has agreed to provide consulting services to the Company during the period from his retirement through December 31, 2009, unless the period is extended by mutual agreement, pursuant to a retirement and consulting agreement. Effective June 30, 2009, the Company’s Executive Vice President and Chief Financial Officer, John R. Weale, was appointed Interim President and Chief Executive Officer by the Company’s Board of Directors. Upon his appointment, Mr. Weale was also appointed to serve on the Company’s executive committee.

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

On behalf of the company, our investment managers performed a VaR analysis to estimate the maximum potential loss of fair value for each segment of market risk, as of June 30, 2009 and 2008 and for the intervening quarterly points (except for credit risk, which we only began to measure as of December 31, 2008). The analysis calculated the VaR with respect to the net fair value of our invested assets (cash and cash equivalents, equity and high-grade fixed maturity securities) using the historical simulation methodology. At June 30, 2009 the VaR of IPCRe’s investment portfolio was $34.6 million, which represents a 95th percentile value change over a one-month time horizon. This result was obtained through historical simulation using 3 years of historical market data.

The following table presents the VaR of each component of market risk of IPCRe’s invested assets as of the beginning, quarterly and ending points for the twelve months ended June 30, 2009, and the average thereof (expressed in thousands of U.S. dollars):

Market Risk	At June 30, 2009	At March 31, 2009	At December 31, 2008	At September 30, 2008	At June 30, 2008	Average for 12 months ended June 30, 2009
Currency	$1,779	$1,003	$1,701	$1,066	$1,316	$1,373
Interest Rate	28,788	30,208	32,195	27,950	23,104	28,449
Equity (incl. hedge fund)	23,462	21,289	24,859	14,692	19,862	20,833

Sum of Risk	54,029	52,500	58,755	43,708	44,282	50,655
Diversification Benefit	(19,455)	(19,240)	(26,019)	(19,690)	(20,433)	(20,968)

Total Net Risk	$34,574	$33,260	$32,736	$24,018	$23,849	$29,687

The continuation of the higher volatility market environment experienced since the third quarter of 2008 put upward pressure on the VaR estimates across all asset classes including currency, although a shift from fixed income to cash and equivalents more than compensated for the increased volatilities within the fixed income asset class. Higher equity balances which occurred naturally due to a rally in the global equity markets in the second quarter of 2009 also contributed to a larger VaR going forward. As a whole, the VaR increased by $1.3 million from March 31, 2009 to June 30, 2009. IPCRe’s premiums receivable and liabilities for losses from reinsurance contracts it has written are also exposed to the risk of changes in value resulting from fluctuations in foreign currency exchange rates. To an extent, the impact on loss reserves of a movement in an exchange rate, will be partly offset by the impact on assets (receivables and cash) denominated in the same currency. As of June 30, 2009 an estimated $51 million (December 31, 2008 - $11 million) of net reinsurance premiums receivable, and an estimated $62 million (December 31, 2008 - $47 million) of loss reserves, were denominated in non-U.S. currencies. The currencies to which IPC has the most net exposure are U.K. sterling, the Euro and Japanese yen. If the dollar weakened 10% against the Japanese yen, our net adverse exchange exposure would be approximately $1 million. If the dollar strengthened 10% against U.K. sterling and the Euro, our net adverse exchange exposure would be approximately $2 million and $2 million respectively.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including John Weale, our Interim President and Chief Executive Officer, and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Interim President and Chief Executive Officer, and Chief Financial Officer concluded that, as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act of 1934) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Note on Forward-Looking Statements

This report may include forward-looking statements, both with respect to IPC and Validus and their industry, that reflect IPC’s current views with respect to future events and financial performance. Statements that include the words “expect,” “intend,” “plan,” “confident,” “believe,” “project,” “anticipate,” “will,” “may” and similar statements of a future or forward-looking nature identify forward-looking statements. All forward-looking statements address matters that involve risks and uncertainties, many of which are beyond IPC’s and Validus’ control. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements and, therefore, you should not place undue reliance on any such statements. IPC believes that these factors include, but are not limited to, the following: 1) Validus and IPC may be unable to complete the Validus Amalgamation because, among other reasons, conditions to the closing of the Validus Amalgamation may not be satisfied or waived; 2) uncertainty as to the actual premium that will be realized by IPC shareholders in connection with the Validus Amalgamation; 3) uncertainty as to the long-term value of Validus common shares; 4) unpredictability and severity of catastrophic events; 5) rating agency actions; 6) adequacy of Validus’ or IPC’s risk management and loss limitation methods; 7) cyclicality of demand and pricing in the insurance and reinsurance markets; 8) Validus’ limited operating history; 9) Validus’ ability to implement its business strategy during “soft” as well as “hard” markets; 10) adequacy of Validus’ or IPC’s loss reserves; 11) continued availability of capital and financing; 12) retention of key personnel; 13) competition; 14) potential loss of business from one or more major insurance or reinsurance brokers; 15) Validus’ or IPC’s ability to implement, successfully and on a timely basis, complex infrastructure, distribution capabilities, systems, procedures and internal controls, and to develop accurate actuarial data to support the business and regulatory and reporting requirements; 16) general economic and market conditions (including inflation, volatility in the credit and capital markets, interest rates and foreign currency exchange rates); 17) the integration of Talbot or other businesses Validus may acquire or new business ventures Validus may start; 18) the effect on Validus’ or IPC’s investment portfolios of changing financial market conditions including inflation, interest rates, liquidity and other factors; 19) acts of terrorism or outbreak of war; 20) availability of reinsurance and retrocessional coverage; 21) failure to realize the anticipated benefits of the Validus Amalgamation, including as a result of failure or delay in integrating the businesses of Validus and IPC; and 22) the outcome of any legal proceedings to the extent initiated against Validus, IPC and others following the announcement of the Validus Amalgamation, as well as management’s response to any of the aforementioned factors.

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein and elsewhere, including the risk factors included in IPC’s most recent report on Form 10-K, the risk factors included in Validus’ most recent reports on Form 10-K and Form 10-Q and other documents of Validus and IPC on file with the SEC. Any forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by IPC or Validus will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, IPC, Validus or their businesses or operations. Except as required by law, IPC undertakes no obligation to update publicly or revise any forward-looking statement contained in this report, whether as a result of new information, future developments or otherwise.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Prior to entering into the Validus Amalgamation Agreement, Validus had filed a claim in the Supreme Court of Bermuda against IPC, IPC Limited and Max (the “Bermuda Claim”) on April 28, 2009, challenging the validity of the termination fee under the Max Amalgamation Agreement and provisions in the Max Amalgamation Agreement that restricted the ability of IPC to discuss competing proposals with third parties.

Also prior to entering into the Validus Amalgamation Agreement, Validus had re-filed an application on June 29, 2009, initially filed on May 14, 2009, to the Supreme Court of Bermuda to convene a court-ordered meeting of the Company in order for the Company’s shareholders to approve a scheme of arrangement (the “Scheme of Arrangement”) under Part VII of The Companies Act 1981 of Bermuda, as amended. In order to implement the Scheme of Arrangement, the Company shareholders would have had to approve the Scheme of Arrangement at a court-ordered meeting of the Company, the Company would have had to separately approve the Scheme of Arrangement, the Company’s shareholders would have had to approve certain Validus proposals at a special general meeting of shareholders of the Company (including, if necessary, to provide for the Company’s separate approval of the Scheme of Arrangement) and the Scheme of Arrangement would have had to be sanctioned by the Supreme Court of Bermuda. On July 9, 2009, Validus announced that it would terminate its solicitation efforts in connection with its previously announced alternative steps to complete a non-consensual transaction with the Company, including the Scheme of Arrangement.

Item 1A.	Risk Factors

The following risk factors supplement the risks disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009.

Risks Related to the Validus Amalgamation

The value of the shares of Validus that our shareholders receive in the Validus Amalgamation will vary as a result of the fixed exchange ratio and possible fluctuations in the price of Validus’ shares.

Upon consummation of the Validus Amalgamation, each of our common shares (other than our common shares held by dissenting Company shareholders or by Validus and its subsidiaries) will be exchanged into 0.9727 common shares of Validus, $7.50 in cash (less any applicable withholding taxes and without interest) and cash in lieu of fractional shares. Because the exchange ratio is fixed at 0.9727 common shares of Validus for each of our common shares, the market value of the Validus shares issued in exchange for our common shares will depend upon the market price of Validus shares at the date the Validus Amalgamation is consummated. If the price of Validus shares declines, our shareholders could receive less value for their shares upon the consummation of the Validus Amalgamation than the value calculated pursuant to the exchange ratio on the date the Validus Amalgamation was announced or as of the date of the filing of the joint proxy statement/prospectus. Share price changes may result from a variety of factors that are beyond the companies’ control, including general market conditions, changes in business prospects, catastrophic events, both natural and man-made, and regulatory considerations.

In connection with the Validus Amalgamation, Validus estimates that it will need to issue approximately 54,959,648 common shares. The increase in the number of Validus’ outstanding shares may lead to sales of such shares or the perception that such sales may occur, either of which may adversely affect the market for, and the market price of, Validus’ shares.

The Validus Amalgamation remains subject to conditions and failure to complete the Validus Amalgamation could negatively impact us.

The Validus Amalgamation Agreement contains a number of conditions precedent that must be satisfied or waived prior to the consummation of the Validus Amalgamation. In addition, the Validus Amalgamation Agreement may be terminated under certain circumstances.

If the Validus Amalgamation is not completed, our ongoing business may be adversely affected as follows:

•

the attention of our management will have been diverted to the Validus Amalgamation instead of being directed solely to our own operations and pursuit of other opportunities that could have been beneficial to us;

•	we may have to pay certain costs relating to the Validus Amalgamation, including certain legal, accounting and financial advisory fees;

•	we may be required, in certain circumstances, to pay a termination fee of $16 million to Validus; and

•

in certain circumstances, in the event the Validus Amalgamation Agreement is terminated, the Company may be required to repay to Validus the $50 million that Validus advanced to the Company in respect of the termination fee payable to Max upon the execution of the Validus Amalgamation Agreement.

Termination of or failure to renew reinsurance agreements by our clients, or failure to obtain effective consents of Validus’ lenders to the Validus Amalgamation, could materially adversely affect the Validus Amalgamation or our business.

With regards to our reinsurance arrangements, many in-force reinsurance contracts contain change of control provisions. In addition, many of these reinsurance contracts are annually renewable and whether or not they may be terminated in a change of control, reinsurance cedants may choose not to renew these contracts with the combined entity. Termination and failure to renew reinsurance agreements by contractual counterparties could result in a material adverse effect on the combined entity’s business, financial condition and operating results, as well as on the market value of the combined entity’s common shares. In addition, if Validus is unable to obtain the consent of the lenders under its credit facilities to the Validus Amalgamation, Validus may be required to pay down the outstanding obligations. Currently, one requirement to the effectiveness of the amendments to Validus’ credit facilities is that the financial strength rating assigned to Validus Re and IPCRe by A.M. Best is no lower than “A-”. This ratings requirement is not a condition to the consummation of the Validus Amalgamation under the terms of the Validus Amalgamation Agreement. If the conditions to the effectiveness of the lenders’ consents, such as the ratings requirement, are not met, or Validus is required to pay down any obligations, Validus may be forced to find alternative sources for secured letters of credit, which may not be available, or if available, may be on unfavorable terms.

The Validus Amalgamation Agreement contains provisions that restrict the Company from pursuing alternative transactions or engaging in discussions with third parties as to alternative transactions.

The Validus Amalgamation Agreement contains detailed provisions that restrict the Company’s and each of its subsidiaries’ ability to initiate, solicit, encourage (including by providing information) or facilitate proposals regarding any amalgamation or similar transaction with another party or participate or otherwise engage in any discussions or negotiations relating to such an alternative transaction, unless such action is reasonably likely to be required in order for the Company’s directors to comply with their fiduciary duties under applicable law and certain other conditions are satisfied. Although the Company’s board of directors is permitted to change its recommendation in response to a bona fide unsolicited superior acquisition proposal, such a change in its recommendation gives Validus the right to terminate the Validus Amalgamation Agreement, receive a termination fee and receive reimbursement for the $50 million advanced in respect of the termination fee payable to Max under the Max Amalgamation Agreement.

The Validus shares to be received by our shareholders as a result of the Validus Amalgamation will have different rights from our common shares.

Following completion of the Validus Amalgamation, our shareholders will no longer be shareholders of the Company, but will instead be shareholders of Validus. There will be important differences between our shareholders’ current rights as a shareholder of the Company and the rights to which they will be entitled as a shareholder of Validus.

Risks Related to the Combined Entity Following an Amalgamation

Validus may experience difficulties integrating our businesses, which could cause the combined entity to fail to realize the anticipated benefits of the Validus Amalgamation.

If the Validus Amalgamation is consummated, achieving the anticipated benefits of the Validus Amalgamation will depend in part upon whether the two companies integrate their businesses in an effective and efficient manner. Validus may not be able to accomplish this integration process smoothly or successfully. The integration of certain operations following the Validus Amalgamation will take time and will require the dedication of significant management resources, which may temporarily distract management’s attention from the routine business of the combined entity.

Any delay or inability of management to successfully integrate the operations of the two companies could compromise the combined entity’s potential to achieve the anticipated long-term strategic benefits of the Validus Amalgamation and could have a material adverse effect on the business, financial condition, operating results and market value of Validus’ shares after the Validus Amalgamation.

The Validus amalgamation may result in ratings downgrades of one or more of Validus’ insurance or reinsurance subsidiaries (including the newly acquired IPC reinsurance operating companies) which may adversely affect Validus’ business, financial condition and operating results, as well as the market price of Validus’ shares.

Ratings with respect to claims paying ability and financial strength are important factors in maintaining customer confidence in Validus and its ability to market insurance products and compete with other insurance and reinsurance companies. Rating organizations regularly analyze the financial performance and condition of insurers and reinsurers and will likely reevaluate the ratings of Validus and its reinsurance subsidiaries following the consummation of the Validus Amalgamation, if applicable. Following the announcement of the Validus Amalgamation Agreement, Standard & Poor’s revised its outlook on Validus to positive from stable, and affirmed its BBB- counterparty credit rating on Validus. S&P placed its “A-minus” financial strength rating for IPCRe under review with negative implications on June 16, 2009. A.M. Best changed the outlook to negative with respect to the A- financial strength rating and “a-” issuer credit rating of Validus’ reinsurance subsidiary, Validus Reinsurance Ltd. (“Validus Re”), and the “bbb-” issuer credit rating of Validus. In addition, Moody’s affirmed its outlook of negative with respect to the A3 insurance financial strength rating of Validus Re and the Baa2 long-term issuer rating of Validus. Additionally, following the announcement of the Validus Amalgamation Agreement, A.M. Best downgraded the financial strength ratings to A- (Excellent) from A (Excellent) and issuer credit ratings to “a-” from “a” for the reinsurance subsidiaries of IPC (including IPCRe and IPCRe Europe Limited) and also downgraded the issuer credit rating to “bbb-” from “bbb” for IPC and indicated that these ratings continue to be under review with negative implications. Following the Validus Amalgamation, any ratings downgrades, or the potential for ratings downgrades, of the combined entity or its subsidiaries (including the newly acquired IPC operating companies) could adversely affect Validus’ ability to market and distribute products and services and successfully compete in the marketplace, which could have a material adverse effect on its business, financial condition and operating results, as well as the market price for Validus’ shares.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) None.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On June 12, 2009 the Annual General Meeting of shareholders was held. At the meeting, shareholders were asked to vote upon the resolutions set forth below. The following tabulation indicates the number of shares for or against, or withheld, or abstaining with respect to each resolution after giving effect to the voting limitations contained in the Company’s Bye-laws:

i) amending the Company’s Bye-laws as of the effective time of the Max Amalgamation to increase the maximum number of directors on the Company’s Board of Directors from nine to twelve, pursuant to the Max Amalgamation Agreement:

FOR	AGAINST	ABSTAIN
14,150,089	34,990,017	158,298

ii) electing the following persons as directors to hold office until the Company’s next Annual General Meeting or until their successors are elected or appointed or their offices are otherwise vacated:

	FOR	WITHHELD
Kenneth L. Hammond	45,761,219	3,299,769
Mark R. Bridges	45,765,630	3,297,997
Michael J. Cascio	45,777,519	3,285,412
Peter S. Christie	45,776,378	3,284,318
L. Anthony Joaquin	45,786,110	3,300,291
Antony P.D. Lancaster	40,687,728	8,040,589

iii) electing six of the 12 directors of the combined entity effective as of the effective time of the Max Amalgamation, pursuant to the Max Amalgamation Agreement:

	FOR	WITHHELD
W. Marston Becker	16,213,378	32,849,639
K. Bruce Connell	16,320,387	32,742,265
Gordon F. Cheesbrough	16,300,836	32,761,885
Willis T. King, Jr.	16,299,722	32,762,728
Mario P. Torsiello	16,300,258	32,762,247
James L. Zech	16,299,769	32,762,909

iv) approving a revised plan of remuneration for the combined entity’s Board of Directors as of the effective time of the Max Amalgamation:

FOR	AGAINST	ABSTAIN
13,472,124	35,361,114	465,366

v) approving an amendment to the Company’s Bye-laws effective as of the effective time of the Max Amalgamation to modify the indemnity provisions pursuant to the Max Amalgamation Agreement:

FOR	AGAINST	ABSTAIN
13,942,015	35,205,752	150,827

vi) approving an amendment to the Company’s Bye-laws effective as of the effective time of the Max Amalgamation to add provisions regarding advance notice of shareholder nominations for director and other shareholder proposals pursuant to the Max Amalgamation Agreement:

FOR	AGAINST	ABSTAIN
14,052,132	35,087,798	158,664

vii) approving an amendment to the Company’s Bye-laws effective as of the effective time of the Max Amalgamation to remove provisions for alternate directors and to remove the provision permitting cumulative voting in the election of directors pursuant to the Max Amalgamation Agreement:

FOR	AGAINST	ABSTAIN
13,336,446	35,813,083	149,066

viii) approving an amendment to the Company’s Bye-laws effective as of the effective time of the Max Amalgamation to add certain conditions to the conduct of director meetings pursuant to the Max Amalgamation Agreement:

FOR	AGAINST	ABSTAIN
13,331,616	35,797,072	169,907

ix) approving, effective as of the effective time of the Max Amalgamation, the increase in the Company’s authorized share capital from $1,850,000 to $2,350,000 by the creation of an additional 50,000,000 common shares, par value $0.01 per share ranking pari passu with the existing common shares of the Company and to amend the Company’s Bye-laws to reflect that increase pursuant to the Max Amalgamation Agreement:

FOR	AGAINST	ABSTAIN
13,528,077	35,609,058	161,460

x) approving the change in the Company’s name effective as of the effective time of the Max Amalgamation to “Max Capital Group Ltd.” pursuant to the Max Amalgamation Agreement:

FOR	AGAINST	ABSTAIN
13,928,327	35,210,633	159,635

xi) approving the issuance of common shares pursuant to the Max Amalgamation Agreement (per proposal 8):

FOR	AGAINST	ABSTAIN
13,756,199	35,300,022	242,374

xii) re-appointing KPMG as the Company’s independent auditors until the close of the Company’s next Annual General Meeting and authorizing the Audit Committee to set the compensation of such independent auditors:

FOR	AGAINST	ABSTAIN
43,994,705	4,183,160	1,120,730

xiii) adjourning the meeting for the solicitation of additional proxies, if necessary, in favor of any of the above proposals:

FOR	AGAINST	ABSTAIN
11,899,756	36,974,452	424,386

Item 5.	Other Information

NONE

Item 6.	Exhibits.

(a) Exhibits

Exhibit Number	Method of Filing	Description

3.1	(2)	Memorandum of Association of the Company

3.2	(4)	Amended and Restated Bye-Laws of the Company

3.3	(2)	Form of Memorandum of Increase of Share Capital

10.1	(6)	First Amendment to Credit Agreement, dated as of January 25, 2008, among IPC Holdings, Ltd., IPCRe Limited, the Lenders party thereto and Wachovia Bank, National Association.

10.2	(7)	Second Amendment and Consent to Credit Agreement, dated as of March 1, 2009, among IPC Holdings, Ltd., IPCRe Limited, the Lenders party thereto and Wachovia Bank, National Association.

10.3	(8)	Custody Agreement by and between IPCRe Limited and Mellon Bank, N.A., dated January 9, 2008 and effective as of January 1, 2008.

10.4	(8)	Discretionary Investment Management Agreement between AIG Investments Europe Ltd. and IPCRe Limited, dated January 9, 2008 and effective as of December 20, 2007.

10.7 †	(9)	Retirement and Consulting Agreement between IPCRe Limited and James P. Bryce

10.8 †	(9)	Employment Agreement between IPCRe Limited and John R. Weale

10.9 †	(9)	Employment Agreement between IPCRe Limited and Peter J.A. Cozens

10.10 †	(9)	Employment Agreement between IPCRe Limited and Stephen F. Fallon

10.11	(10)	Agreement and Plan of Amalgamation between IPC Holdings, Ltd., Validus Holdings, Ltd. (“Validus”) and its wholly owned subsidiary, Validus Ltd.

10.12	(11)	Second Amendment and Limited Consent to Credit Agreement, dated as of July 8, 2009, among IPC Holdings, Ltd., IPCRe Limited, the Lenders party thereto and Wachovia Bank, National Association.

10.13 †	(12)	Amendment to Employment Agreement between IPCRe Limited and John R. Weale

11.1	(1)	Reconciliation of basic and diluted net income per common share

12.1	(1)	Statement of Computation of Ratios of Earnings to Fixed Charges

15.1	(1)	Letter regarding unaudited interim financial information

31.1	(1)	Certification by Interim President and Chief Executive Officer, and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	(1)(3)	Certification by Interim President and Chief Executive Officer, and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed herewith.

(2)	Incorporated by reference to the corresponding exhibit on our Registration Statement on Form S-1 (No. 333-00088).

(3)	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (sub-sections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), and are not being filed as exhibits to this report.

(4)	Incorporated by reference to the corresponding exhibit to our quarterly report on Form 10-Q for the quarter ended June 30, 2007 filed on July 30, 2007 (File no. 0-27662).

(5)	Incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-Q for the six months ended June 30, 2007 filed with the SEC on July 30, 2007 (File No. 0-27662).

(6)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 31, 2008 (File No. 0-27662).

(7)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 02, 2009 (File No. 0-27662).

(8)	Incorporated by reference to Exhibits 10.1 and 10.2 to our Current Report on Form 8-K filed with the SEC on January 14, 2008 (File No. 0-27662).

(9)	Incorporated by reference to Exhibits 10.2 to 10.5 to our Current Report on Form 8-K filed with the SEC on March 02, 2009 (File No. 0-27662).

(10)	Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K of July 9, 2009 (File No. 0-27662).

(11)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K of July 9, 2009 (File No. 0-27662).

(12)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K of July 14, 2009 (File No. 0-27662).

IPC HOLDINGS, LTD.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPC Holdings, Ltd.
(Registrant)

Date August 7, 2009	/s/ John R. Weale
John R. Weale
Interim President and Chief Executive Officer, and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Method of Filing	Description

3.1	(2)	Memorandum of Association of the Company

3.2	(4)	Amended and Restated Bye-Laws of the Company

3.3	(2)	Form of Memorandum of Increase of Share Capital

10.1	(6)	First Amendment to Credit Agreement, dated as of January 25, 2008, among IPC Holdings, Ltd., IPCRe Limited, the Lenders party thereto and Wachovia Bank, National Association.

10.2	(7)	Second Amendment and Consent to Credit Agreement, dated as of March 1, 2009, among IPC Holdings, Ltd., IPCRe Limited, the Lenders party thereto and Wachovia Bank, National Association.

10.3	(8)	Custody Agreement by and between IPCRe Limited and Mellon Bank, N.A., dated January 9, 2008 and effective as of January 1, 2008.

10.4	(8)	Discretionary Investment Management Agreement between AIG Investments Europe Ltd. and IPCRe Limited, dated January 9, 2008 and effective as of December 20, 2007.

10.7 †	(9)	Retirement and Consulting Agreement between IPCRe Limited and James P. Bryce

10.8 †	(9)	Employment Agreement between IPCRe Limited and John R. Weale

10.9 †	(9)	Employment Agreement between IPCRe Limited and Peter J.A. Cozens

10.10 †	(9)	Employment Agreement between IPCRe Limited and Stephen F. Fallon

10.11	(10)	Agreement and Plan of Amalgamation between IPC Holdings, Ltd., Validus Holdings, Ltd. (“Validus”) and its wholly owned subsidiary, Validus Ltd.

10.12	(11)	Second Amendment and Limited Consent to Credit Agreement, dated as of July 8, 2009, among IPC Holdings, Ltd., IPCRe Limited, the Lenders party thereto and Wachovia Bank, National Association.

10.13 †	(12)	Amendment to Employment Agreement between IPCRe Limited and John R. Weale

11.1	(1)	Reconciliation of basic and diluted net income per common share

12.1	(1)	Statement of Computation of Ratios of Earnings to Fixed Charges

15.1	(1)	Letter regarding unaudited interim financial information

31.1	(1)	Certification by Interim President and Chief Executive Officer, and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	(1)(3)	Certification by Interim President and Chief Executive Officer, and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed herewith.

(2)	Incorporated by reference to the corresponding exhibit on our Registration Statement on Form S-1 (No. 333-00088).

(3)	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (sub-sections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), and are not being filed as exhibits to this report.

(4)	Incorporated by reference to the corresponding exhibit to our quarterly report on Form 10-Q for the quarter ended June 30, 2007 filed on July 30, 2007 (File no. 0-27662).

(5)	Incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-Q for the six months ended June 30, 2007 filed with the SEC on July 30, 2007 (File No. 0-27662).

(6)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 31, 2008 (File No. 0-27662).

(7)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 02, 2009 (File No. 0-27662).

(8)	Incorporated by reference to Exhibits 10.1 and 10.2 to our Current Report on Form 8-K filed with the SEC on January 14, 2008 (File No. 0-27662).

(9)	Incorporated by reference to Exhibits 10.2 to 10.5 to our Current Report on Form 8-K filed with the SEC on March 02, 2009 (File No. 0-27662).

(10)	Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K of July 9, 2009 (File No. 0-27662).

(11)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K of July 9, 2009 (File No. 0-27662).

(12)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K of July 14, 2009 (File No. 0-27662).